Form 10-K/A
period 1993-12-31
GFC FINANCIAL CORP
filed 1994-03-14
CIK 883701

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ____________________

                                 FORM 10-K/A

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


============================================================================

NOTE Q SUBSEQUENT EVENT (Unaudited) - PURCHASE OF AMBASSADOR FACTORS AND TRICON CAPITAL CORPORATION

     On February 14, 1994, GFC acquired Fleet Financial Group, Inc.'s ("Fleet") factoring and asset based lending subsidiary, Fleet Factors Corporation, which operates under the trade name Ambassador Factors ("Ambassador"). The cash purchase price of the acquisition was $248,285,000 and represented Ambassador's stockholder's equity, including a premium ($76,285,000), and repayment of the intercompany balance due from Ambassador to Fleet ($172,000,000). In addition, GFC assumed $111,526,000 due to factored clients, $4,843,000 of accrued liabilities and $8,800,000 of additional liabilities and transaction costs. The acquisition will be accounted for as a purchase and will create approximately $30,400,000 of goodwill, which will be amortized on a straight line basis over 20 years.

     The acquisition was financed with proceeds received from the sale of GFC Financial's discontinued mortgage insurance subsidiary and cash generated from operations. GFC Financial, simultaneously with the acquisition, increased its investment in GFC by contributing $40,000,000 of intercompany loans as additional paid in capital of GFC.

     On March 4, 1994, GFC signed a definitive purchase agreement under which it will acquire all of the stock of TriCon Capital Corporation ("TriCon") from Bell Atlantic Corporation ("Bell Atlantic"), in an all-cash transaction. This transaction is subject to regulatory approvals and certain other conditions. Accordingly, there can be no assurance that the acquisition will be consummated. The cash purchase price of the acquisition is $344,250,000. In addition, GFC will assume outstanding indebtedness and liabilities of Tricon totaling $1,453,201,000 and incur additional accrued liabilities and acquisition costs of $7,500,000. The acquisition is expected to be accounted for as a purchase and will create approximately $69,817,000 of goodwill, which will be amortized on a straight line basis over 20 years.

     The cash purchase price is expected to be financed initially with the proceeds of interim debt and internally generated funds. A portion of the interim debt is expected to be replaced with additional equity to be raised in the near future by GFC Financial in public or private offerings which, together with the remaining intercompany loans from GFC Financial to GFC and other assets, will be contributed as additional paid in capital of GFC. It is not expected that such equity securities of GFC Financial will be issued prior to the consummation of the acquisition of TriCon by GFC. There can be no assurance that such an offering or the raising of the interim debt will occur.

     GFC's obligation to consummate the acquisition of TriCon is conditioned upon its receipt of waivers or consents from lenders under certain of its credit and loan agreements with respect to certain financial covenants contained therein. GFC is in the process of obtaining such consents and waivers, believes they will be obtained and will not complete the acquisition until they are obtained. Upon receipt, such waivers and consents will be conditioned upon the receipt by GFC, not later than 120 days following the consummation of the acquisition of TriCon, of the equity investment from GFC Financial referred to above. The failure of GFC Financial to complete the equity offering or offerings and invest the required proceeds in GFC by such date would constitute a default under such credit and loan agreements, unless GFC could obtain additional waivers, consents or amendments to such credit and loan agreements. GFC's inability to obtain additional waivers, consents or amendments to such credit and loan agreements would allow GFC's lenders to declare an event of default and could result in the acceleration of the indebtedness due thereunder. Such default and/or acceleration would constitute a default under other borrowing arrangements and could result in the acceleration of substantially all of GFC's outstanding indebtedness, which would have a material adverse effect on GFC's business, financial condition and results of operations. There can be no assurance that GFC Financial will complete such equity offering or offerings and make the required investment in GFC by the required date or at any other date.

     The following Pro Forma Consolidated Balance Sheet (unaudited) of GFC Financial as of December 31, 1993 and Pro Forma Statement of Consolidated Income From Continuing Operations (unaudited) for the year ended December 31, 1993 have been prepared to reflect the historical financial position and income from continuing operations as adjusted to reflect the acquisition of Ambassador and the pending acquisition of TriCon by GFC. The Pro Forma Consolidated Balance Sheet has been prepared as if such acquisitions occurred on December 31, 1993 and the Pro Forma Statement of Consolidated Income From Continuing Operations has been prepared as if such acquisitions occurred on January 1, 1993. The pro forma consolidated financial information is unaudited and is not necessarily indicative of the results that would have occurred if the acquisitions had been consummated as of December 31, 1993 or January 1, 1993.

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

ACQUISITION OF AMBASSADOR

(2) To record the purchase of Ambassador, including the accrual of various liabilities and the resulting goodwill, using the proceeds advanced to GFC upon the sale of GFCFC's discontinued mortgage insurance subsidiary and cash generated from operations.

(3) To record repayment of Ambassador's intercompany payable to Fleet using the proceeds advanced to GFC upon the sale of GFCFC's discontinued mortgage insurance subsidiary and cash generated from operations.

(4) Adjustments to reflect interest expense of debt repaid in 1993 with proceeds received from the sale of GFCFC's discontinued mortgage insurance operations and cash generated from operations. Such debt is assumed to be outstanding for the entire pro forma period.

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

(10) To transfer assets and the related debt of TriCon, not purchased by by GFC, to Bell Atlantic and reduce interest earned from financing transactions for the income recorded on such assets in 1993.

(11) To record issuance of notes payable to fund the deferred tax payment to Bell Atlantic for an amount equal to the deferred taxes of TriCon, exclusive of deferred tax assets.

(12) To record a dividend from TriCon to Bell Atlantic and the issuance of a note payable to Bell Atlantic for the remaining principal amount of the short-term borrowings from affiliates of TriCon.

(13) To record the purchase of TriCon. The acquisition of TriCon is expected to be financed initially with interim debt, the assumption of outstanding indebtedness of TriCon to Bell Atlantic, the assumption of TriCon's third party debt and liabilities and internally generated funds. A portion of the interim debt is assumed to be replaced with proceeds from the issuance of 6,250,000 shares of GFCFC's common stock which issuance is assumed in the accompanying pro forma consolidated balance sheet. The interest expense related to the debt that is being replaced with equity and, therefore, nonrecurring and excluded from the pro forma consolidated statement of income from continuing operations is approximately $2,000,000.

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
