Form 10-Q
period 1994-03-31
GFC FINANCIAL CORP
filed 1994-05-10
CIK 883701

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                  March 31, 1994

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to


Commission file number                                                 1-11011

                           GFC FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


DELAWARE                                                            86-0695381
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


DIAL CORPORATE CENTER, PHOENIX, ARIZONA                                  85077
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                602/207-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X    NO
                                 -----    -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 1994, 20,146,944 shares of Common Stock ($0.01 par value) were outstanding.

                                                     GFC FINANCIAL CORPORATION


                                                         TABLE OF CONTENTS



                                                                                  Page No.
                                                                                  --------
PART I    FINANCIAL INFORMATION.

     Item 1.     Financial Statements.
          Consolidated Financial Information:

          Consolidated Balance Sheet - March 31, 1994 and
                 December 31, 1993                                                  1 - 2

          Consolidated Income Statement - Three Months Ended
                 March 31, 1994 and 1993                                              3

          Consolidated Statement of Stockholders' Equity - Three Months
                 Ended March 31, 1994 and 1993                                        4

          Consolidated Statement of Cash Flows - Three Months Ended
                 March 31, 1994 and 1993                                              5

          Notes to Interim Consolidated Financial Information                       6 - 17


     Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                       17 - 20


PART II    OTHER INFORMATION.

     Item 5.     TriCon Capital Corporation Financial Statements as of and for
                         the Three Months Ended March 31, 1994                     21 - 29

     Item 6.     Exhibits and Reports on Form 8-K                                  29 - 30


      SIGNATURES                                                                      31

                        PART I  -  FINANCIAL INFORMATION
                        --------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------


                           GFC FINANCIAL CORPORATION
                           -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------
                             (Dollars in Thousands)



                                                                                                 March 31,        December 31,
                                                                                                   1994               1993
                                                                                             ------------------------------------
                  CASH AND CASH EQUIVALENTS                                                   $        82,381   $            929

                  INVESTMENT IN FINANCING TRANSACTIONS:
                   Loans and other financing contracts, less unearned
                     income of $72,262 and $72,747, respectively                                    2,595,948          2,343,755

                   Factored receivables - net                                                         142,799
                   Leveraged leases                                                                   284,641            283,782
                   Operating and direct financing leases                                              248,494            219,034
                                                                                              ---------------   ----------------
                                                                                                    3,271,882          2,846,571
                  Less reserve for possible credit losses                                            (73,057)           (64,280)
                                                                                              ---------------   ----------------

                   Investment in financing transactions - net                                       3,198,825          2,782,291

                  OTHER ASSETS AND DEFERRED CHARGES                                                   104,369             51,102
                                                                                              ---------------   ----------------
                                                                                              $     3,385,575   $      2,834,322
                                                                                              ===============   ================





See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                           -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                             (Dollars in Thousands)

                                                                                               March 31,        December 31,
                                                                                                 1994               1993
                                                                                           ------------------------------------
                  LIABILITIES:
                   Accounts payable and accrued expenses                                    $        50,787   $         46,067

                   Customer deposits                                                                  3,041              3,064
                   Due to factored clients                                                          107,895
                   Interest payable                                                                  13,445             23,633
                   Short-term debt                                                                      470                510
                   Senior debt                                                                    2,420,293          1,991,986

                   Subordinated debt                                                                 89,827             86,790
                   Deferred income taxes                                                            188,366            178,972
                                                                                            ---------------   ----------------
                                                                                                  2,874,124          2,331,022
                                                                                            ---------------   ----------------

                  STOCKHOLDERS' EQUITY:
                   Common stock, $0.01 par value, 100,000,000 shares
                     authorized, 20,372,000 shares issued                                               204                204

                   Additional capital                                                               464,525            464,487
                   Retained income                                                                   62,675             54,901
                   Cumulative translation adjustments                                               (7,675)            (7,773)
                   Common stock in treasury, 284,000 and 292,000 shares,
                    respectively                                                                    (8,278)            (8,519)
                                                                                            ---------------   ----------------
                                                                                                    511,451            503,300
                                                                                            ---------------   ----------------

                                                                                            $     3,385,575   $      2,834,322
                                                                                            ===============   ================





See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
                 (Dollars in Thousands, except per share data)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                             ----------------------------------
                                                                                                   1994             1993
                                                                                             ----------------------------------
                 Interest and other Income                                                    $       65,602   $       51,402

                 Lease income                                                                          6,402            6,860
                                                                                              --------------   --------------
                 Interest earned from financing transactions                                          72,004           58,262

                 Interest expense                                                                     33,133           30,568
                                                                                              --------------   --------------
                 Interest margins earned                                                              38,871           27,694

                 Provision for possible credit losses                                                  3,250            2,701
                                                                                              --------------   --------------
                 Net interest margins earned                                                          35,621           24,993
                 Gains on sale of assets                                                                   3            2,061
                                                                                              --------------   --------------
                                                                                                      35,624           27,054

                 Selling, administrative and other operating
                  expenses                                                                            17,303           13,638
                                                                                              --------------   --------------
                 INCOME BEFORE INCOME TAXES                                                           18,321           13,416
                 Income taxes                                                                          6,932            4,871
                                                                                              --------------   --------------
                 INCOME FROM CONTINUING OPERATIONS                                                    11,389            8,545
                 Income from discontinued operations                                                                    1,338
                                                                                              --------------   --------------

                 NET INCOME                                                                   $       11,389   $        9,883
                                                                                              ==============   ==============

                 Earnings per common and equivalent share:
                  Operating earnings                                                          $         0.56   $         0.42
                  Preferred dividends                                                                                    0.03
                                                                                              --------------   --------------
                  Income from continuing operations per common
                   and equivalent share                                                                 0.56             0.39

                  Discontinued operations                                                                                0.06
                                                                                              --------------   --------------
                  Earnings per common and equivalent share                                    $         0.56   $         0.45
                                                                                              ==============   ==============

                  Dividends declared per common share                                         $         0.18   $         0.16
                                                                                              ==============   ==============

                  Average outstanding common and equivalent shares                                20,362,000       20,498,000
                                                                                              ==============   ==============





See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                           -------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                             (Dollars in Thousands)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                  -----------------------------
                                                                                                       1994           1993
                                                                                                  -----------------------------
                  COMMON STOCK:

                   Balance, beginning and end of period                                            $        204   $        204
                                                                                                   ------------   ------------

                  ADDITIONAL CAPITAL:
                   Balance, beginning of period                                                         464,487        465,955
                   Net change in unamortized amount of restricted stock                                     144            119
                   Common stock in treasury used in connection with employee
                     benefit plans                                                                        (106)           (99)
                                                                                                   ------------   ------------

                   Balance, end of period                                                               464,525        465,975
                                                                                                   ------------   ------------

                  NET UNREALIZED INVESTMENT GAINS (LOSSES):
                   Balance, beginning of period                                                                          (387)
                   Change in net unrealized investment gains (losses)                                                       58
                                                                                                   ------------   ------------

                   Balance, end of period                                                              ---               (329)
                                                                                                   ------------   ------------

                  RETAINED INCOME:
                   Balance, beginning of period                                                          54,901         32,524
                   Net income                                                                            11,389          9,883
                   Dividends                                                                            (3,615)        (3,799)
                                                                                                   ------------   ------------

                   Balance, end of period                                                                62,675         38,608
                                                                                                   ------------   ------------

                  CUMULATIVE TRANSLATION ADJUSTMENTS:
                   Balance, beginning of period                                                         (7,773)        (6,685)
                   Unrealized translation gain (loss)                                                        98          (325)
                                                                                                   ------------   ------------

                   Balance, end of period                                                               (7,675)        (7,010)
                                                                                                   ------------   ------------

                  COMMON STOCK IN TREASURY:
                   Balance, beginning of period                                                         (8,519)        (3,215)
                   Purchase of shares                                                                                  (3,100)
                   Shares used in connection with employee benefit plans                                    241            288
                                                                                                   ------------   ------------

                   Balance, end of period                                                               (8,278)        (6,027)
                                                                                                   ------------   ------------

                  TOTAL STOCKHOLDERS' EQUITY                                                       $    511,451   $    491,421
                                                                                                   ============   ============


See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                           -------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                       1994           1993
                                                                                ------------------------------
 OPERATING ACTIVITIES:
  Net income                                                                      $     11,389   $      9,883

Adjustments to reconcile net income to net cash (used)
 provided by operating activities:
  Provision for possible credit losses                                                   3,250          2,701
  Depreciation and amortization                                                            648            454
  Income from discontinued operations                                                                 (1,338)
  Gains on sale of assets                                                                  (3)        (2,061)
  Deferred income taxes                                                                  9,394          7,277
Change in assets and liabilities, net of effects from
 subsidiaries purchased:
    Increase in other assets                                                          (16,491)          (829)
    Decrease in accounts payable and accrued expenses                                  (5,054)        (3,797)
    Decrease in interest payable                                                      (10,188)       (11,182)
    Other                                                                                  266          (135)
                                                                                  ------------   ------------
      Net cash (used) provided by operating activities                                 (6,789)            973
                                                                                  ------------   ------------
 INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                              29          2,061
  Principal collections on financing transactions                                      153,615        122,918
  Expenditures for financing transactions                                            (225,505)      (173,935)
  Net change in short-term financing transactions                                     (29,196)
  Purchase of Asset Based Finance subsidiary                                                         (69,808)
  Purchase of Ambassador Factors subsidiary                                          (246,285)
  Net advances to discontinued insurance subsidiary                                                    10,607
  Other                                                                                    213             26
                                                                                  ------------   ------------
      Net cash used by investing activities                                          (347,129)      (108,131)
                                                                                  ------------   ------------
 FINANCING ACTIVITIES:
  Net borrowings under commercial paper                                                 24,298         19,500
  Long-term borrowings                                                                 450,000        158,200
  Repayment of long-term borrowings                                                   (42,995)       (59,574)
  Proceeds from exercise of stock options                                                  135            189
  Common stock purchased for treasury                                                                 (3,100)
  Dividends                                                                            (3,615)        (3,799)
  Net change in due to factored clients                                                  7,547
                                                                                  ------------   ------------
      Net cash provided by financing activities                                        435,370        111,416
                                                                                  ------------   ------------
 INCREASE IN CASH AND CASH EQUIVALENTS                                                  81,452          4,258
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            929         18,203
                                                                                  ------------   ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     82,381   $     22,461
                                                                                  ============   ============

See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION

               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


NOTE A       SIGNIFICANT ACCOUNTING POLICIES
- - --------------------------------------------

        The consolidated financial statements present the financial position, results of operations and cash flows of GFC Financial Corporation ("GFC Financial" or the "Company") and include Greyhound Financial Corporation ("GFC") and its subsidiaries. The Company sold its discontinued mortgage insurance operations, Verex Corporation and subsidiaries, in July 1993.

        This information should be read in connection with the financial statements set forth in the GFC Financial Annual Report for the year ended December 31, 1993 heretofore filed with the Commission as Annex "A" to the Registrant's Annual Report on Form 10- K, as amended. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such Annual Report, as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

        The Financial Accounting Standards Board ("FASB") has issued a new accounting standard, Statement of Financial Accounting Standards ("SFAS") SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994, has not yet been determined.

        Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Analogous to SFAS No. 106 for postretirement benefits, this standard requires companies to accrue for estimated future postemployment benefits during the periods when employees are working. Postemployment benefits are any benefits other than retirement benefits that are provided after employment is discontinued. The adoption of the new standard did not have a material impact on the Company's financial position or results of operations.

        The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993 and cash flows for the three months ended March 31, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.


NOTE B       PORTFOLIO QUALITY
- - ------------------------------

        The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                                 MARCH 31, 1994
                             (Dollars in Thousands)

                                                                Revenue Accruing
                                              -----------------------------------------------------
                                                                                         Repos-
                                                 Original     Rewritten    Operating     sessed
                                                   Rate       Contracts      Leases     Assets(3)
                                              -----------------------------------------------------
 Domestic:
  Corporate Finance                            $    203,703   $   28,005   $           $    5,083
  Transportation Finance (1)                        440,308       13,870      166,523
  Communications Finance                            527,197        6,150                    8,970
  Commercial Real Estate Finance                    503,398        1,594                   28,076
  Resort Finance                                    544,465        4,345          539      12,567
  Asset Based Finance                               197,427
  Consumer Rediscounting                             20,204
  Ambassador Finance                                333,662
                                               ------------   ----------   ----------  ----------
                                                  2,770,364       53,964      167,062      54,696
                                               ------------   ----------   ----------  ----------
  Foreign:
  Corporate Finance                                   6,395          327
  Transportation Finance                             13,308        1,212        5,172
  Commercial Real Estate Finance                     38,170        2,922
  Consumer Finance (2)                               35,583
                                               ------------   ----------   ----------  ----------
                                                     93,456        4,461        5,172
                                               ------------   ----------   ----------  ----------
                                               $  2,863,820   $   58,425   $  172,234  $   54,696
                                               ============   ==========   ==========  ==========


                                                          Nonaccruing
                                                --------------------------------
                                                  90 Days      Repos-                          Total
                                                   Delin-      sessed                         Carrying
                                                   quent       Assets     Other                Amount         %
                                                --------------------------------          -----------------------
 Domestic:
  Corporate Finance                              $  6,597   $   2,557   $   380            $    246,325      7.5
  Transportation Finance (1)                                                                    620,701     19.0
  Communications Finance                            8,264      28,348                           578,929     17.7
  Commercial Real Estate Finance                    2,917      25,837                           561,822     17.2
  Resort Finance                                               20,001       143                 582,060     17.8
  Asset Based Finance                                                                           197,427      6.0
  Consumer Rediscounting                                                                         20,204      0.6
  Ambassador Finance                               12,751       1,975                           348,388     10.7
                                                 --------   ---------   -------            ------------   ------
                                                   30,529      78,718       523               3,155,856     96.5
 Foreign:                                        --------   ---------   -------            ------------   ------
  Corporate Finance                                    64         168                             6,954      0.2
  Transportation Finance                                        1,773                            21,465      0.7
  Commercial Real Estate Finance                    2,654                                        43,746      1.3
  Consumer Finance (2)                              8,278                                        43,861      1.3
                                                 --------   ---------   -------            ------------   ------
                                                   10,996       1,941                           116,026      3.5
                                                 --------   ---------   -------            ------------   ------
                                                 $ 41,525   $  80,659   $   523            $  3,271,882    100.0
                                                 ========   =========   =======            ============   ======

NOTES:
(1)      Domestic Transportation Finance includes $50.2 million of new aircraft finance business booked through the London office.  In addition, operating leases include certain aircraft and engines having a carrying amount of $52.7 million that were combined as one transaction pursuant to a participation agreement with an engine and hushkitting company.

(2)      Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3)      The Company earned income totaling $0.9 million on repossessed assets during the first quarter of 1994, including $0.5 million in Commercial Real Estate Finance, $0.2 million in Communications Finance and $0.2 million in Resort Finance.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1993
                             (Dollars in Thousands)

                                                          Revenue Accruing
                                       -------------------------------------------------------
                                                                                    Repos-
                                          Original      Rewritten    Operating      sessed
                                            Rate        Contracts      Leases      Assets(4)
                                       -------------------------------------------------------
 Domestic:
  Corporate Finance (1)                 $    221,711   $    27,921  $             $
  Transportation Finance (1) (2)             457,741                    146,675
  Communications Finance                     487,890         7,989                      8,949
  Commercial Real Estate
   Finance (1)                               500,598         1,574                     27,844
  Resort Finance                             530,070         4,869          547        12,163
  Asset Based Finance                        176,068
  Consumer Rediscounting                      19,439
                                        ------------   -----------  -----------   -----------
                                           2,393,517        42,353      147,222        48,956
                                        ------------   -----------  -----------   -----------
 Foreign:
  Corporate Finance                            8,036           324
  Transportation Finance                      25,303         1,267
  Commercial Real Estate Finance              38,491         2,839
  Consumer Finance (3)                        35,656
                                        ------------   -----------  -----------   -----------
                                             107,486         4,430
                                        ------------   -----------  -----------   -----------
                                        $  2,501,003   $    46,783  $   147,222   $    48,956
                                        ============   ===========  ===========   ===========

                                                      Nonaccruing
                                         --------------------------------------
                                            90 Days       Repos-                        Total
                                             Delin-       sessed                       Carrying
                                             quent        Assets      Other             Amount         %
                                         --------------------------------------    -------------------------
 Domestic:
  Corporate Finance (1)                   $     2,277   $    7,428   $    386        $    259,723      9.1
  Transportation Finance (1) (2)                  841                                     605,257     21.2
  Communications Finance                        8,264       25,030                        538,122     18.9
  Commercial Real Estate
   Finance (1)                                  1,055       25,542                        556,613     19.6
  Resort Finance                                            19,001        440             567,090     19.9
  Asset Based Finance                                                                     176,068      6.2
  Consumer Rediscounting                                                                   19,439      0.7
                                          -----------   ----------   --------        ------------   ------
                                               12,437       77,001        826           2,722,312     95.6
                                          -----------   ----------   --------        ------------   ------
 Foreign:
  Corporate Finance                                70           23                          8,453      0.3
  Transportation Finance                                                                   26,570      1.0
  Commercial Real Estate Finance                2,642                                      43,972      1.5
  Consumer Finance (3)                          9,608                                      45,264      1.6
                                          -----------   ----------   --------        ------------   ------
                                               12,320           23                        124,259      4.4
                                          -----------   ----------   --------        ------------   ------
                                          $    24,757   $   77,024   $    826        $  2,846,571    100.0
                                          ===========   ==========   ========        ============   ======

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

(3)      Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(4)      The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.

REWRITTEN CONTRACTS:

        In the normal course of business, the Company has renegotiated certain contracts and has modified them with respect to rates and other terms. At March 31, 1994 and December 31, 1993, the Company had approximately $58.4 million and $46.8 million, respectively, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are all current under the revised terms and yield on a weighted average basis a return of approximately 10.2%.

NONACCRUING ASSETS:

        Income recognition on an account is suspended and the account is classified as nonaccruing at the earlier of the date when an account is generally 90 days or more past due (180 days for Consumer Finance contracts in the United Kingdom) or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Payments (full or partial) are currently being received on some of these accounts; however, income is generally not recognized until performance is demonstrated to be resumed.

        Total nonaccruals increased to $122.7 million at March 31, 1994 from $102.6 million at December 31, 1993. This increase is primarily due to the addition of $14.7 million of Ambassador Factors nonaccruing assets. The total at March 31, 1994 represented 3.8% of funds employed compared to 3.6% of funds employed at December 31, 1993.

RESERVE FOR POSSIBLE CREDIT LOSSES:

        The reserve for possible credit losses of $73.1 million at March 31, 1994 represents 2.2% of the aggregate carrying amount of financing transactions before deducting such reserve. Changes in the reserve for possible credit losses were as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                           1994          1993
                                                                       --------------------------
                                                                              (000 Omitted)
 Balance, beginning of period                       Domestic            $   64,265   $    65,100
                                                    Foreign                     15         4,191
                                                                        ----------   -----------
                                                                            64,280        69,291
                                                                        ----------   -----------

 Provision for possible credit losses               Domestic                 2,550         2,386
                                                    Foreign                    700           315
                                                                        ----------   -----------

                                                                             3,250         2,701
                                                                        ----------   -----------

 Write-offs                                         Domestic               (4,369)       (1,579)
                                                    Foreign                  (737)       (1,358)
                                                                        ----------   ----------
                                                                           (5,106)       (2,937)
                                                                        ----------   -----------


 Recoveries                                         Domestic                    98            26
                                                    Foreign                    115            34
                                                                        ----------   -----------
                                                                               213            60
                                                                        ----------   -----------

 Other                                              Domestic                10,408         1,254

                                                    Foreign                     12          (97)
                                                                        ----------   -----------
                                                                            10,420         1,157
                                                                        ----------   -----------

 Balance, end of period                             Domestic                72,952        67,187
                                                    Foreign                    105         3,085
                                                                        ----------   -----------

                                                                        $   73,057   $    70,272
                                                                        ==========   ===========

         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.


NOTE C       BORROWINGS
- - -----------------------

         At March 31, 1994 and December 31, 1993, commercial paper and short-term bank borrowings totaling $540 million and $516 million, respectively, have been presented as long-term debt because they are supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at GFC's option.

NOTE D       INCOME TAXES
- - -------------------------

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    ---------------------------
                                                                                        1994          1993
                                                                                    ---------------------------
                                                                                          (000 Omitted)
 Computed income taxes at statutory federal income
  tax rates                                                                              35.00%        34.00%
 Less tax effect of:
   State tax                                                                              2.42%         1.99%
   Foreign tax effects                                                                    1.47%         1.25%
   Other                                                                                  0.18%         0.17%
                                                                                    -----------   -----------
                                                                                         30.93%        30.59%

 State income tax provision                                                               6.90%         5.86%
                                                                                    -----------   -----------
                                                                                         37.83%        36.45%
                                                                                    ===========   ===========


NOTE E       RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED STOCK
- - --------------------------------------------------------------------------
             DIVIDENDS
             ---------

         The following are the ratios of income to combined fixed charges and preferred stock dividends for the three months ended March 31, 1994 and 1993 and the years ended December 31, 1993, 1992 and 1991.

                                                            Three Months
                                                               Ended                       Year Ended
                                                             March 31,                    December 31,
                                                         ------------------       ---------------------------
                                                            1994      1993           1993     1992      1991
                                                         ------------------       ---------------------------
 Ratio of income to combined fixed charges
   and preferred stock dividends                            1.55      1.40           1.52     1.35      --
                                                          ======   =======        =======   ======   ========


         Note:   Preferred stock dividends are included in periods subsequent to March 1992 through July 30, 1993.

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

         For the year ended December 31, 1991, earnings were inadequate to cover combined fixed charges by $35.3 million. The decline in the ratio in 1991 was due to restructuring and other charges and transaction costs recorded in the fourth quarter of 1991. Those charges and costs were recorded in connection with the spin-off of the Company from The Dial Corp in March 1992.

NOTE F       PURCHASES OF AMBASSADOR FACTORS AND TRICON CAPITAL CORPORATION
- - ---------------------------------------------------------------------------

        On February 14, 1994, GFC acquired Fleet Financial Group, Inc.'s ("Fleet") factoring and asset based lending subsidiary, Fleet Factors Corporation, which operates under the trade name Ambassador Factors ("Ambassador"). The cash purchase price of the acquisition was $246,285,000 and represented Ambassador's stockholder's equity, including a premium ($76,285,000), and repayment of the intercompany balance due from Ambassador to Fleet ($170,000,000). In addition, GFC assumed $100,348,000 due to factored clients, $928,000 of accrued liabilities and $8,800,000 of additional liabilities and transaction costs. The acquisition has been accounted for as a purchase and created approximately $30,400,000 of goodwill, which will be amortized on a straight line basis over 20 years.

        The acquisition was financed with proceeds received from the sale of GFC Financial's discontinued mortgage insurance subsidiary and cash generated from operations. GFC Financial, simultaneous with the acquisition, increased its investment in GFC by contributing $40,000,000 of intercompany loans as additional paid in capital of GFC.

        On April 30, 1994, GFC acquired all of the stock of TriCon Capital Corporation ("TriCon") from Bell Atlantic Corporation ("Bell Atlantic"), in an all-cash transaction. The cash purchase price of the acquisition was $344,250,000. In addition, GFC assumed outstanding indebtedness and liabilities of TriCon totaling $1,455,405,000 and incurred additional liabilities and acquisition costs of $7,500,000. The acquisition will be accounted for as a purchase and will create approximately $69,817,000 of goodwill, which will be amortized on a straight line basis over 20 years.

        The cash purchase price was financed initially with the proceeds from the issuance of $300,000,000 of debt securities of GFC and the remainder with internally generated funds. A portion of the interim debt will be replaced with the net proceeds from a planned public offering of 7,000,000 shares of the Company's common stock (the "Offering"), although there can be no assurance that such equity Offering will occur.

        The following Pro Forma Consolidated Balance Sheet of GFC Financial as of March 31, 1994 has been prepared to reflect the historical financial position as adjusted to reflect the acquisition of TriCon as if such acquisition had occurred on March 31, 1994. The following Pro Forma Statements of Consolidated Income for the three months ended March 31, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively, and give effect to the Offering as of such dates. The pro forma consolidated financial information is unaudited and is not necessarily indicative of the results that would have occurred if such acquisitions had been consummated as of March 31, 1994, January 1, 1994 or January 1, 1993 nor is it necessarily indicative of the results of future operations.

                           GFC FINANCIAL CORPORATION
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1994
                             (Dollars in Thousands)

                                     ASSETS


                                                                    Historical              Pro Forma
                                                          -------------------------------  Adjustments
                                                            Company(1)        TriCon          TriCon                 Pro  Forma
                                                          -----------------------------------------------        -----------------
              Cash and cash equivalents                    $      82,381   $       4,427   $         135   (7)    $        86,943
                                                           -------------   -------------   -------------          ---------------
              Investment in financing transactions:
                Loans and other financing contracts            2,595,948         894,365                                3,490,313
                Factored receivables                             142,799                                                  142,799
                Direct finance leases                             76,260         677,710                                  753,970
                Operating leases                                 172,234         231,016        (53,600)   (8)            349,650

                Leveraged leases                                 284,641                                                  284,641
                                                           -------------   -------------   -------------          ---------------
                                                               3,271,882       1,803,091        (53,600)                5,021,373
              Less reserve for possible credit losses           (73,057)        (43,549)                                (116,606)
                                                           -------------   -------------   -------------          ---------------
                                                               3,198,825       1,759,542        (53,600)                4,904,767
              Other assets and deferred charges                  104,369          26,834          69,817   (11)           201,020
                                                           -------------   -------------   -------------          ---------------

                                                           $   3,385,575   $   1,790,803   $      16,352          $     5,192,730
                                                           =============   =============   =============          ===============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

              Accounts payable and accruals                $      67,273   $      80,585   $       5,000   (11)   $       152,858
              Due to factored clients                            107,895                                                  107,895

              Due to Bell Atlantic                                               664,906          86,155   (9)
                                                                                               (751,061)   (10)
              Debt                                             2,510,590         661,299        (53,600)   (8)          4,015,720
                                                                                                 767,121   (10)
                                                                                                 130,310   (11)

              Deferred income taxes                              188,366          83,355        (86,155)   (9)            188,366
                                                                                                   2,800   (11)
                                                           -------------   -------------   -------------          ---------------
                                                               2,874,124       1,490,145         100,570                4,464,839
              Stockholders' equity                               511,451         300,658             135   (7)            727,891
                                                                                                (16,060)   (10)
                                                                                               (284,733)   (11)

                                                                                                 216,440   (11)
                                                           -------------   -------------   -------------          ---------------
                                                           $   3,385,575   $   1,790,803   $      16,352          $     5,192,730
                                                           =============   =============   =============          ===============

                                  GFC FINANCIAL CORPORATION
                         PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                             THREE MONTHS ENDED MARCH 31, 1994
                       (Dollars in Thousands, except per share data)

                                                                Historical
                             ------------------------------------------------------------------------------
                                   Company        Ambassador
                                  Excluding      Feb.and Mar.                      Ambassador
                               Ambassador (1)      1994 (1)       Company (1)    Jan. 1994 (1)     TriCon
                             ------------------------------------------------------------------------------
        Interest earned
         from financing
         transactions          $       65,922   $        6,082   $      72,004   $       3,072   $   56,197

        Interest expense               32,097            1,036          33,133             563       18,294
                               --------------   --------------   -------------   -------------   ----------
        Interest margins
         earned                        33,825            5,046          38,871           2,509       37,903
        Provision for
         possible credit
         losses                         2,250            1,000           3,250             500        5,201
                               --------------   --------------   -------------   -------------   ----------
        Net interest
         margins earned                31,575            4,046          35,621           2,009       32,702

        Gains on sale
         of assets                          3                                3
                               --------------   --------------   -------------   -------------   ----------
                                       31,578            4,046          35,624           2,009       32,702
        Selling,
         administrative
         and other
         operating
         expenses                      15,792            1,511          17,303             634       13,658

        Depreciation                                                                                  9,981
                               --------------   --------------   -------------   -------------   ----------

                                       15,786            2,535          18,321           1,375        9,063
        Income taxes                    5,930            1,002           6,932             649        3,035

                               --------------   --------------   -------------   -------------   ----------
        NET INCOME             $        9,856   $        1,533   $      11,389   $         726   $    6,028
                               ==============   ==============   =============   =============   ==========

        Net income per
         common share (17)     $         0.48                    $        0.56
                               ==============                    =============


        Average out-
         standing and
         equivalent
         shares (17)               20,362,000                       20,362,000
                               ==============                    =============


                                            Pro Forma Adjustments
                                 -------------------------------------------
                                    Ambassador
                                       (1)                TriCon                    ProForma
                                 -------------------------------------------     ---------------
        Interest earned
         from financing
         transactions             $                     $  (2,141)    (8)         $     129,507
                                                               375    (12)
        Interest expense                    271   (2)        1,255    (13)               53,516
                                  -------------         ----------                -------------
        Interest margins
         earned                           (271)            (3,021)                       75,991
        Provision for
         possible credit
         losses                                                                           8,951
                                  -------------         ----------                -------------
        Net interest
         margins earned                   (271)            (3,021)                       67,040

        Gains on sale
         of assets                                                                            3
                                  -------------         ----------                -------------
                                          (271)            (3,021)                       67,043
        Selling,
         administrative
         and other
         operating
         expenses                           206   (3)          873    (14)               32,947
                                             83   (4)          190    (12)
        Depreciation                                                                      9,981
                                  -------------         ----------                -------------
                                          (560)            (4,084)                       24,115
        Income taxes                      (224)   (5)      (1,634)    (15)                8,659
                                           (99)   (6)
                                  -------------         ----------                -------------
        NET INCOME                $       (237)         $  (2,450)                $      15,456
                                  =============         ==========                =============
        Net income per
         common share (17)                                                        $        0.56
                                                                                  =============
        Average out-
         standing and
         equivalent
         shares (17)                                                                 27,362,000
                                                                                  =============

                           GFC FINANCIAL CORPORATION
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                       THREE MONTHS ENDED MARCH 31, 1993
                 (Dollars in Thousands, except per share data)

                                     Historical                         Pro Forma Adjustments
                      -------------------------------------------------------------------------------         Pro
                         Company       Ambassador     TriCon     Ambassador            TriCon                Forma
                      ---------------------------------------------------------------------------------------------------
 Interest earned
  from financing
  transactions         $     58,262   $      9,175  $  57,258   $                    $   (773)   (8)    $       124,297

                                                                                           375   (12)
 Interest expense            30,568          1,586     20,795          1,057   (2)       1,255   (13)            55,261
                       ------------   ------------  ---------   ------------         ---------          ---------------
 Interest margins
   earned                    27,694          7,589     36,463        (1,057)           (1,653)                   69,036
 Provision for
  possible credit
  losses                      2,701          1,600      7,384                                                    11,685
                       ------------   ------------  ---------   ------------         ---------          ---------------
 Net interest
  margins earned             24,993          5,989     29,079        (1,057)           (1,653)                   57,351
 Gains on sale of
  assets                      2,061                                                                               2,061
                       ------------   ------------  ---------   ------------         ---------          ---------------

                             27,054          5,989     29,079        (1,057)           (1,653)                   59,412
 Selling,
  administrative
 and
  other operating            13,638          2,091     12,397            618   (3)         873   (14)            30,057
  expenses
                                                                         250   (4)         190   (12)
 Depreciation                                          10,416                                                    10,416
                       ------------   ------------  ---------   ------------         ---------          ---------------
                             13,416          3,898      6,266        (1,925)           (2,716)                   18,939

 Income taxes                 4,871          1,983      2,214          (770)   (5)     (1,086)   (15)             6,918
                                                                       (294)   (6)
                       ------------   ------------  ---------   ------------         ---------          ---------------
 Income from
  continuing
  operations                  8,545          1,915      4,052          (861)           (1,630)                   12,021
 Income from
  discontinued
  operations                  1,338                                                                               1,338
 Cumulative effect
  of changes in
  accounting
  principles                                   480      5,763                                                     6,243
                       ------------   ------------  ---------   ------------         ---------          ---------------
 NET INCOME            $      9,883   $      2,395  $   9,815   $      (861)         $ (1,630)          $        19,602
                       ============   ============  =========   ============         =========          ===============


 Income from
  continuing
  operations per
  common share
  (17)                 $       0.39                                                                     $          0.42
                       ============                                                                     ===============
 Net income per
  common share
  (17)                 $       0.45                                                                     $          0.69
                       ============                                                                     ===============
 Average out-
  standing common
  and equivalent
  shares (17)            20,498,000                                                                          27,498,000
                       ============                                                                     ===============

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITION OF AMBASSADOR

(1) The historical balance sheet of the Company as of March 31, 1994 includes the accounts of Ambassador, which was acquired in February 1994. The Pro Forma Statement of Consolidated Income for the three months ended March 31,1994 has been expanded to separately identify the operations of Ambassador subsequent to its acquisition by the Company. Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the three months ended March 31, 1994 related to the acquisition of Ambassador represent the effect of the one month not included in the Company's historical financial statements.

(2)      To record the estimated interest expense ($271,000 - 1994; $1,057,000
         - 1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet.

(3)      To record amortization of goodwill ($206,000 - 1994; $618,000 - 1993)
         based on an amortization period of twenty years and amortization of the covenant not to compete over one year (see Note (16)).

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $250,000 - 1993).

(5)      To record the income tax effect ($224,000 - 1994; $770,000 - 1993) of
         Notes (2), (3), and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $294,000 - 1993).


ACQUISITION OF TRICON

(7) To record the original capital contribution by Bell Atlantic as part of the incorporation of TriCon ($135,000).

(8) To transfer assets and the related debt of TriCon ($53,600,000), not purchased by the Company, to Bell Atlantic and reduce interest earned from financing transactions for the income recorded on such assets in 1994 and 1993 ($2,141,000 - 1994; $773,000 - 1993).

(9) To record issuance of notes payable ($86,155,000) to Bell Atlantic by TriCon to repay TriCon's deferred tax liability.

(10) To record a dividend from TriCon to Bell Atlantic ($16,060,000) and the conversion of the remaining short-term borrowings from affiliates of TriCon ($751,061,000) to a note payable to Bell Atlantic ($767,121,000).

(11) To record the goodwill created in the acquisition of TriCon ($69,817,000), elimination of the remaining TriCon equity ($284,733,000), the elimination of deferred tax assets ($2,800,000), the debt incurred to finance the acquisition ($130,310,000), the issuance of 7,000,000 shares at $32.00 per share, net of the underwriting discount, but before deducting estimated expenses payable by the Company in connection with such Offering ($216,440,000) and the accrual of various liabilities ($5,000,000). The interest expense related to debt to be replaced with the net proceeds from such Offering and, therefore, nonrecurring and excluded from the Pro Forma Statement of Consolidated Income, is approximately $2,000,000.

(12) To reflect base fees ($375,000) and incremental costs ($190,000) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(13) To record interest expense ($1,255,000) resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund the deferred tax payment and dividends referred to in Notes (9) and (10), reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition referred to in Note
         (8).

(14) To record amortization of goodwill ($873,000) based on an amortization period of twenty years (see Note (16)).

(15)     To record the income tax effect ($1,634,000 - 1994; $1,086,000 - 1993)
         of Notes (8) and (12) through (14) at the Company's effective incremental income tax rate of 40%.

(16) Goodwill may be adjusted as the final allocation of the values of the purchased assets and liabilities is established.

(17) Pro forma per share amounts are calculated assuming the 7,000,000 shares of the Company's common stock are issued.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------------
               RESULTS OF OPERATIONS.
               ----------------------

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1994

                    TO THE THREE MONTHS ENDED MARCH 31, 1993


         The following discussion relates to GFC Financial Corporation ("GFC Financial" or the "Company"), including Greyhound Financial Corporation ("GFC") and subsidiaries, including Ambassador Factors ("Ambassador") acquired on February 14, 1994.

RESULTS OF OPERATIONS

         Income from continuing operations increased 33% during the first quarter of 1994 to $11.4 million from $8.6 million in the comparable 1993 period. The results for the first quarter of 1994 include income for February and March from Ambassador. Net income for the 1994 period rose to $11.4 million from $9.9 million in 1993, an increase of 15%. Net income in 1993 included $1.3 million of income from the Company's discontinued mortgage insurance subsidiary which were sold in July 1993.

         INTEREST MARGINS EARNED. The primary item resulting in the improved earnings in 1994 was higher interest margins earned, which represent the difference between interest earned from financing transactions and interest expense. Interest margins earned increased by 40% during the first three months of 1994 to $38.9 million compared to $27.7 million for the first quarter of 1993.

         Interest earned from financing transactions increased to $72.0 million for the first quarter of 1994 from $58.3 million in the first quarter of 1993, an increase of 24%. This improvement was driven by a 29% increase in investment in financing transactions (funds employed) during the twelve months ended March 31, 1994, resulting from $1.1 billion of new business being added by the core finance operations during that period and the acquisition of Ambassador.

         The higher interest margins earned, which equate to a 5.7% annualized return on average earning assets compared to 5.1% for the first quarter of 1993, were attributable to the growth of the portfolio, a lower effective cost of debt in 1994 and higher fee income principally generated by Ambassador.

         The strong improvement in interest margins was more than enough to offset the $2 million reduction in gains on sale of assets, higher provisions for possible credit losses and the higher selling, administrative and other operating expenses.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were higher by $0.5 million during the first three months of 1994 compared to the same period in 1993. Changes in the reserve are based on portfolio growth, write-offs and reserve adequacy. Management believes that reserve coverage (reserve/nonaccruing assets) remains adequate at 59.5% of nonaccruing assets and at 2.2% of funds employed.

         Selling, administrative and other operating expenses were up by approximately $3.7 million in the 1994 period due in part to the higher personnel costs attributable to the Asset Based Finance group acquired in February 1993 and Ambassador acquired in February 1994 and to normal cost increases.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were $2 million lower in 1994 compared to the same period in 1993. Gains on sale of assets can vary significantly from period to period and are based on the amount and type of assets sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Funds employed increased by $425 million to $3,272 million at March 31, 1994 from $2,847 million at December 31, 1993. This increase is attributable to the Ambassador portfolio acquired ($329 million) and new business generated ($255 million) during the first quarter of 1994.

         The reserve increased by $8.8 million in 1994 to $73.1 million. The increase in the reserve during the quarter consisted of increases due to loss provisions of $3.3 million which were applicable to portfolio growth and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $5.1 million.

         The Company had total debt of approximately $2,514 million or 4.9 times its equity base of $511 million at March 31, 1994. The Company also had deferred income taxes of $188 million at that date as part of its capital base to help finance its lending activities. The Company's capitalization will change significantly as a result of the acquisition of TriCon Capital Corporation ("TriCon"), which is discussed in Note F of Notes to Interim Consolidated Financial Information.

         Growth in funds employed is typically financed by internally generated cash flow and additional borrowings. During the first three months of 1994, GFC issued $450 million of new senior debt, which, together with general corporate funds, was used to finance new business and redeem or retire $43 million of maturing debt.

         GFC satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, GFC relies on the issuance of commercial paper as a major funding source. During the first three months of 1994, GFC issued $1.5 billion of commercial paper (with an average of $562 million outstanding during this period) and raised $450 million, as noted above, through new long-term financing facilities of one to five year durations. GFC recently filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities. GFC currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $700 million. Separately, GFC also has a 364 day revolving credit facility in the aggregate principal amount of $150 million. Both of these facilities support GFC's outstanding commercial paper and short-term borrowings.

         GFC is currently in negotiation with its banks to expand the aggregate principal amount of the three-year revolving credit facility from $700 million to $950 million through a bank syndicate and to provide for a new $950 million 364-day facility through the same bank syndicate. These facilities would be subject to the completion of a proposed equity Offering and the investment by the Company of a substantial portion of the net proceeds from the Offering in GFC, as well as negotiation and execution of definitive documentation and other terms and conditions usual and customary for transactions of that nature.
While the Company believes it will be successful in obtaining such facilities, there can be no assurance of that result. If such facilities are not successfully negotiated, the Company and GFC believe they have other alternatives available to them, including the sale of additional debt or equity securities, although the ability to do so will depend on various factors including then-current market conditions and the Company's financial condition.

         Debt repayments due over the last nine months of 1994 will be approximately $1.1 billion, consisting of approximately $767 million payable to Bell Atlantic, approximately $169 million payable through Bell Atlantic to other third party creditors of TriCon and approximately $139 million payable to creditors of GFC. The Company believes that its current financial resources and anticipated future cash flows, together with the proceeds of the Offering and sale of commercial paper, supported by the anticipated debt facilities referred to above, will be adequate to fund the Company's 1994 debt repayments and operating requirements.

         The Offering is discussed in Note F of Notes to Interim Consolidated Financial Information.

         GFC generally mitigates the volatility of interest rate changes by matching the terms of its investments in new and existing transactions with approximately similar terms and duration applicable to its funding sources. Generally, fixed-rate assets are financed with fixed-rate funds and floating-rate assets are financed with floating-rate funds. GFC also balances the maturities of its investments so that sufficient cash flow is available to service anticipated debt requirements and has purchased interest rate hedges covering interest costs applicable to $750 million of floating-rate obligations.

         GFC had outstanding 30 interest rate conversion agreements with notional principal amounts totaling $1.3 billion. Five agreements with notional principal amounts of $130 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 8.3% to 9.3% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 25 agreements with notional principal amounts of $1.14 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of two months to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. The agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions.

         GFC's aggregate cost of funds has declined to 5.6% for the first three months of 1994 from 6.5% for the first three months of 1993. GFC's cost of and access to capital resources is significantly influenced by its debt ratings.

         GFC Financial announced in the third quarter of 1992 that it intended to repurchase its securities on the open market, from time to time, to provide sufficient shares to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. The repurchase program was commenced in the fourth quarter of 1992 with 487,409 shares being acquired through December 31, 1993. No shares were acquired in the first quarter of 1994. The program may be discontinued at any time.

         The agreements pertaining to long-term debt of GFC include various restrictive covenants and require the maintenance of certain defined financial ratios with which GFC has complied. Under one of these covenants, dividend payments are limited to 50 percent of the sum of accumulated earnings and the proceeds from equity issued after December 31, 1991.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS

         Following the spin-off from The Dial Corp in March 1992, the Company decided to focus its resources and capital on its core domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the spin-off that were not associated with the Company's core domestic commercial finance activities. The Company has concentrated on redeploying the capital previously invested in such businesses to support internal portfolio growth and to make selected acquisitions which complement the Company's core operations. This strategy has resulted in (i) the managed liquidation and sale of the Greyhound European Financial Group and Latin America loan portfolios, (ii) an increase (excluding acquisitions) in GFC's domestic loan portfolio from March 31, 1992 of $678 million or 33%, (iii) the acquisition of the Asset Based Finance group from U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, and (vi) the acquisition of TriCon. As a result of management's execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily on its core business operations in the United States, rather than on terminating discontinued operations.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.      TRICON CAPITAL CORPORATION FINANCIAL STATEMENTS
- - -----------------------------------------------------------

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------
                             (Dollars in Thousands)



                                                                                                 March 31,        December 31,
                                                                                                   1994               1993
                                                                                             ------------------------------------
                  CASH                                                                        $         4,427   $          4,483

                  NOTES RECEIVABLE AND FINANCING LEASES:
                   Investment in notes receivable                                                     894,365            912,964

                   Investment in finance leases                                                       677,710            647,055
                                                                                              ---------------   ----------------
                                                                                                    1,572,075          1,560,019
                  Less reserve for possible credit losses                                            (43,549)           (43,191)
                                                                                              ---------------   ----------------
                   Net investment in notes receivable and finance leases                            1,528,526          1,516,828
                  Investment in operating leases, net of accumulated depreciation                     231,016            240,057

                  Other assets                                                                         26,834             27,091
                                                                                              ---------------   ----------------
                                                                                              $     1,790,803   $      1,788,459
                                                                                              ===============   ================





See notes to interim consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                             (Dollars in Thousands)



                                                                                               March 31,        December 31,
                                                                                                 1994               1993
                                                                                           ------------------------------------
                  LIABILITIES:
                   Notes payable                                                            $       661,299   $        709,508

                   Accounts payable and accrued expenses                                             80,585             75,302
                   Due to affiliates                                                                664,906            611,194
                   Deferred income taxes                                                             83,355             81,100
                                                                                            ---------------   ----------------
                                                                                                  1,490,145          1,477,104
                                                                                            ---------------   ----------------


                  TOTAL EQUITY                                                                      300,658            311,355
                                                                                            ---------------   ----------------
                                                                                            $     1,790,803   $      1,788,459
                                                                                            ===============   ================





See notes to interim consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
                             (Dollars in Thousands)



                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                             ---------------------------------
                                                                                                   1994             1993
                                                                                             ---------------------------------
                 Interest income                                                              $       19,903   $       20,837

                 Finance lease revenue                                                                15,383           16,000
                 Operating lease revenue                                                              15,847           14,249

                 Other                                                                                 5,064            6,172
                                                                                              --------------   --------------
                                                                                                      56,197           57,258
                                                                                              --------------   --------------


                 Interest                                                                             18,294           20,795
                 Selling, general and administrative expenses                                         13,658           12,397
                 Provision for credit losses                                                           5,201            7,384

                 Depreciation                                                                          9,981           10,416
                                                                                              --------------   --------------
                                                                                                      47,134           50,992
                                                                                              --------------   --------------

                 Income before provision for income taxes and
                  cumulative effect of change in accounting principle                                  9,063            6,266
                 Provision for income taxes                                                            3,035            2,214
                                                                                              --------------   --------------

                 Income before cumulative effect of change in
                  accounting principle                                                                 6,028            4,052

                 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
                   PRINCIPLE                                                                                            5,763
                                                                                              --------------   --------------
                 NET INCOME                                                                   $        6,028   $        9,815
                                                                                              ==============   ==============





See notes to interim consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                             (Dollars in Thousands)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                       1994           1993
                                                                                 -----------------------------
 OPERATING ACTIVITIES:
  Net income                                                                      $      6,028   $      9,815

  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                                       10,559         10,979
    Provision for credit losses                                                          5,201          7,384
    Amortization of initial direct costs                                                 1,718          2,433
    Cumulative effect of change in accounting principle                                               (5,763)
    Gain on sale of equipment and real estate held under operating
      leases                                                                           (1,428)          (643)

    Deferred income taxes                                                                2,255          (978)
  Changes in certain assets and liabilities:
    Decrease in other assets                                                             (853)        (4,056)
    Increase in accounts payable and accrued expenses                                    5,283         15,801
                                                                                  ------------   ------------
      Net cash provided by operating activities                                         28,763         34,972
                                                                                  ------------   ------------


 INVESTING ACTIVITIES:
  Additions to notes receivable and finance leases                                   (495,982)      (377,864)
  Principal payments received on notes receivable and
   finance leases                                                                      477,356        307,575
  Additions to equipment and real estate held under operating
   leases                                                                              (2,763)       (20,607)
  Proceeds from sale of equipment and real estate held under
   operating leases                                                                      3,783          1,818
                                                                                  ------------   ------------

      Net cash used by investing activities                                           (17,606)       (89,078)
                                                                                  ------------   ------------

 FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                             76,625
  Principal repayments of borrowings                                                  (48,209)       (23,979)

  Increase in amounts due to affiliates                                                 53,712          8,161
  Capital distribution                                                                (16,725)        (7,316)
                                                                                  ------------   ------------
      Net cash (used) provided by financing activities                                (11,222)         53,491
                                                                                  ------------   ------------

 EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                    9            (3)
                                                                                  ------------   ------------


 DECREASE IN CASH                                                                         (56)          (618)
 CASH, beginning of period                                                               4,483          4,503
                                                                                  ------------   ------------
 CASH, end of period                                                              $      4,427   $      3,885
                                                                                  ============   ============




See notes to interim consolidated financial information.

                           TRICON CAPITAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994



NOTE A       BACKGROUND AND BASIS OF PREPARATION
- - ------------------------------------------------

         TriCon Capital Corporation ("TriCon"), a wholly-owned subsidiary of Bell Atlantic TriCon Leasing Corporation ("Old TriCon") and, ultimately, by Bell Atlantic Corporation ("Bell Atlantic"), was incorporated on December 3, 1993 and will be the successor entity to certain businesses of Old TriCon. The consolidated financial statements reflect the financial position, results of operations and cash flows of TriCon Capital Corporation - Predecessor Business, which consists of the assets and liabilities to be acquired or assumed by TriCon in the contemplated restructuring described below. Use of "the Company" in these financial statements refers to the Predecessor Business. The consolidated financial statements include the accounts of a Canadian division and all wholly owned subsidiaries which are included in the Predecessor Business. All significant intercompany balances are eliminated. Prior to a planned restructuring (the "Restructuring") in contemplation of a sale of TriCon's common stock to Greyhound Financial Corporation ("GFC"), a wholly owned subsidiary of GFC Financial Corporation ("GFCFC" or "GFC Financial"), the Company will be capitalized with amounts sufficient to acquire from Old TriCon certain assets and liabilities which comprise the Predecessor Business (described below).

         Pursuant to the Restructuring, TriCon will acquire substantially all of the assets and assume certain liabilities of Old TriCon, other than its leveraged lease portfolio, project finance portfolio and certain other assets to be retained by Old TriCon (the "Transferred Assets" and "Excluded Assets", respectively). The purchase price will be equivalent to the net book value of the Transferred Assets, subject to certain adjustments, and will be paid in part by the issuance of notes payable to Old TriCon.

         Pursuant to the Restructuring, TriCon will also, among other things, assume the rights and obligations of Old TriCon under its securitization agreements and enter into a five-year agreement to manage, for a fee, the leveraged lease and project finance portfolios retained by Old TriCon.

         The consolidated financial statements include allocations of certain liabilities and expenses relating to the Predecessor Business to be transferred to TriCon in the Restructuring. Debt and related interest expense were allocated between the Transferred Assets and the Excluded Assets based upon the internal "match funding" and debt-to-equity ratio policies of Old TriCon in place during such periods. Common expenses were allocated on a proportional basis between the Transferred Assets and the Excluded Assets. Management believes that these allocation methods are reasonable.


NOTE B       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - -------------------------------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, certain information and footnote disclosure required for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes heretofore filed with the Securities and Exchange Commission as Amendment No. 3 to Form S-1A.

         The Financial Accounting Standards Board ("FASB") has issued a new accounting standard, Statement of Financial Accounting Standard ("SFAS") SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994, is not expected to have a material impact on the Company's financial position or results of operations as the Company's current loan review policies require identification of impaired loans and establishment of provisions thereon in a manner which management believes is substantially consistent with SFAS 114.


NOTE C       INCOME TAXES
- - -------------------------

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                                -----------------------
                                                                 1994          1993
                                                                -----------------------
                                                                   (000 Omitted)
 Computed income taxes at statutory federal income
  tax rates                                                       35.00%        34.00%
 Less tax effect of:
  Municipal income                                                 5.21%         8.36%
  State taxes                                                      2.83%         2.83%
  Other                                                            1.55%       (4.19%)
                                                                  ------       -------
                                                                  25.41%        27.00%

 State income tax provision                                        8.08%         8.33%
                                                                  ------       -------
                                                                  33.49%        35.33%
                                                                  ======       =======


NOTE D       SUBSEQUENT EVENT
- - -----------------------------

         On March 4, 1994, Bell Atlantic entered into an agreement to sell substantially all of the assets and liabilities of the Company other than those assets and liabilities relating to its investment in leveraged leases and joint ventures and certain real estate assets to GFC. Prior to the sale, the Company will transfer these assets and liabilities to TriCon. The stock of TriCon was sold to GFC on April 30, 1994 in an all cash transaction. The cash purchase price of the acquisition was $344,250,000. In addition, GFC assumed indebtedness and liabilities of TriCon totaling $1,455,405,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1994

                    TO THE THREE MONTHS ENDED MARCH 31, 1993

         The Consolidated Financial Statements included in these interim financial statements reflect the historical financial results of TriCon Capital Corporation (the "Company") after giving effect to the Restructuring. See "Basis of Preparation".

         The Company's total revenues are comprised of interest income, finance lease revenue, operating lease revenue and other income. The amount of revenues reported by the Company in the form of interest income, finance lease revenues and operating lease revenues is affected by the amount of Portfolio Assets reflected on its balance sheet and the interest rate implicit in its Portfolio Assets. The principal Portfolio Assets reflected on the Company's balance sheet are investments in notes receivable, direct finance leases and operating leases. Portfolio Assets are increased by the volume of new business originations and decreased by liquidations of such assets, which can take the form of payments by the obligor of amounts owed under such financings, securitizations, early termination or prepayments, depreciation and write-offs of uncollectible Portfolio Assets. The interest rate implicit in Portfolio Assets is principally affected by the level of general market interest rate indices, such as commercial paper rates, prime rates and treasury note rates.

         Other income recognized by the Company is attributable to collections of fee-based revenue, income related to disposition of leased equipment, early termination of Portfolio Assets, securitization transactions, late charges, documentation-related fees and servicing fee income.

         Securitization transactions reduce the Company's investment in finance leases as the Company removes from its balance sheet the net investment in finance leases related to the assets securitized. The future revenue stream of the securitized assets, in excess of revenue allocated to the securitization investor, is re-characterized into two components: (i) servicing fee income which is recognized by the Company over time as other income; and (ii) gains on sale which is currently recognized as other income. The proceeds from securitizations typically are used by the Company to reduce debt or to invest in new financing transactions.

RESULTS OF OPERATIONS

         The Company's total revenues for the three months ended March 31, 1994 were $56.2 million, a decrease of $1.1 million, or 1.9%, compared to the same period in 1993. Total revenues are comprised of interest income, finance lease revenue, operating lease revenue and other income.

         Interest income for the three months ended March 31, 1994 was $19.9 million, a decrease of $0.9 million, or 4.5%, compared to the three month period in 1993. The Company's interest income is dependent upon the amount of the Company's investment in notes receivable and the impact of the interest rate environment on the yields of loans during the period. The decrease in interest income for the first quarter of 1994 was primarily attributable to a decline in loan yields on the average investment in notes receivable.

         Finance lease revenue during the first three months of 1994 was $15.4 million, a decrease of $0.6 million, or 3.9%, from 1993. Finance lease revenues are dependent primarily upon the size of the Company's finance lease receivable portfolio and the impact of the interest rate environment on the pricing terms of new finance leases entered into during the period. The average investment in finance leases is affected by finance lease additions to the portfolio as offset by lease principal payments, early terminations and write-offs. The decrease in finance lease revenues is principally due to the maturity of transactions originated in a higher interest rate environment being replaced by current lease originations reflecting market interest rate levels which are lower than historical periods.

         Operating lease revenue was $15.8 million during the first quarter of 1994, an increase of $1.6 million, or 11.2% compared to 1993. This increase was primarily attributable to the stronger operating performance of commercial real estate operating leases in 1994 as compared to 1993.

         Other income was $5.1 million during the first three months of 1994, a decrease of $1.1 million, or 18.0%, compared to 1993. This decrease was attributable to decreases in income from securitizations entered into in prior periods and gains on sale of equipment. These decreases were partially offset by income from early termination of leases and other fee income.

         Total expenses were $47.1 million during the first three months of 1994, a decrease of $3.9 million, or 7.6%, compared to 1993. The Company's total expenses are comprised of interest expense, selling, general and administrative expenses, provision for credit losses and depreciation expense.

         Interest expense during the first quarter of 1994 was $18.3 million, a decrease of $2.5 million, or 12.0%, compared to 1993. The decrease in interest expense was primarily the result of lower interest rates on the Company's borrowings.

         Selling, general and administrative expenses for the first quarter of 1994 were $13.7 million, an increase of $1.3 million, or 10.2%, for the same period in 1993. The increase was primarily related to costs for an increase in the sales force, costs incurred in connection with an initial public offering that was aborted with the sale of the Company to GFC and normal cost increases, partially offset by a reduction in investment portfolio related expenses.

         The provision for credit losses during the first three months of 1994 was $5.2 million, a decrease of $2.2 million, or 29.6%, from 1993. The decrease was primarily the result of a decrease in the Company's nonaccruing accounts and general improvement in the business environment.

         Depreciation expense for the first quarter of 1994 was $10.0 million, a decrease of $0.4 million, or 4.2%, from the first three months of 1993. This is due primarily to the net reduction of assets under operating lease.

         The provision for income taxes was $3.0 million for the first quarter of 1994 and $2.2 million for the same period in 1993. The effective income tax rate was 33.5% for 1994 and 35.3% for 1993. The reduction in the 1994 rate was mainly attributable to an increase in tax exempt income for 1994.

         The income before cumulative effect of accounting change in the first quarter of 1994 was $6.0 million, an increase of $2.0 million, or 48.8%, over the first quarter of 1993.

         Net income for the first three months of 1994 was $6.0 million, a decrease of $3.8 million, or 38.6%, over the same period in 1993. The decrease resulted primarily from a $5.8 million gain in 1993 resulting from the effect of the Company's adoption of SFAS No. 109, "Accounting for Income Taxes". No such gain was reported in 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Portfolio assets, at March 31, 1994, were $1.803 billion, an increase of $3.0 million or 0.2% from $1.800 billion at December 31, 1993. Portfolio assets generally increase as a result of new lease and loan originations by the Company and decrease primarily through liquidations of Portfolio Assets, including normal principal repayments, securitizations, early terminations or prepayments of financing arrangements, depreciation and write-offs.

         Investment in notes receivable at March 31, 1994 was $894.4 million, a decrease of $18.6 million, or 2.0%, from December 31, 1993. This decrease is primarily due to a net increase in prepayment and normal principal repayment over new loan originations.

         Investment in finance leases at March 31, 1994 was $677.7 million, an increase of $30.6 million, or 4.7%, from $647.1 million at December 31, 1993. This increase was primarily due to new lease originations (principally in the Vendor Service Group) partially offset by portfolio liquidation.

         Investment in operating leases at March 31, 1994 was $231.0 million, a decrease of $9.1 million, or 3.8%, from $240.1 million at December 31, 1993. The decrease principally relates to normal depreciation.

         The Company generates a substantial portion of its funds from lease and loan payments and is also highly dependent upon financing from Bell Atlantic Financial Services, Inc. ("FSI") which issued commercial paper and medium-term notes, supported by Bell Atlantic, in the public and private markets on behalf of Old TriCon. The financing provided by FSI and use of the Bell Atlantic support agreement will not be available to the Company after the date of the sale of the Company to GFC. All future financing for the Company will be provided by GFC.

         Funds required to support the Company's operations during the quarter ended March 31, 1994 included both internally generated funds, consisting primarily of receipts of finance lease receivables, operating lease receivables and notes receivable and funds generated through short-term financings from FSI.

         During the quarters ended March 31, 1994 and 1993, the Company's net additions to investment in finance leases and notes receivable ($18.6 million and $70.3 million, respectively) and investment in operating leases ($2.8 million and $20.6 million, respectively) were funded primarily through proceeds from cash flows from operating activities and, to a lesser extent, cash from available financing sources.

         The Company reduced outstanding medium-term notes payable by $48.2 million and $24.0 million during the quarters ended March 31, 1994 and 1993, respectively, and increased short-term borrowings from affiliates by $53.7 million and $8.1 million in 1994 and 1993, respectively. The increase in short-term borrowings in 1994 was due to Bell Atlantic's request to the Company, in the fourth quarter of 1993, to satisfy its financing requirements through short-term advances from FSI in anticipation of the sale.

         The Company's debt (notes payable and due to affiliates) to equity ratio was 4.4:1 at March 31, 1994 and 4.2:1 at December 31, 1993.

         Future financing is expected to be arranged by GFC as necessary to meet the Company's capital and other requirements with the timing of issue, principal amount and form dependent on the Company's needs, prevailing market and general economic conditions.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
- - ----------------------------------------------

         (a)     The following exhibits are filed herewith:

                             Exhibit No.         Document
                             ----------          --------
                                  11             Computation of Earnings Per Share.

                                  12             Computation of Ratio of Income to Combined Fixed
                                                  Charges and Preferred Stock Dividends (interim period).

         (b)     Reports on Form 8-K:

         A Report on Form 8-K dated January 18, 1994 was filed by Registrant, which reported under Item 5 the revenues, net income and selected financial data and ratios for the fourth quarter and twelve months ended December 31, 1993 (unaudited).

         A Report on Form 8-K dated January 21, 1994 was filed by Registrant, which reported under Item 5 the settlement of the litigation between Cabana Limited Partnership, a South Carolina Limited Partnership v. Greyhound Real Estate Finance Company, et al; a subsidiary of Greyhound Financial Corporation, the principal operating subsidiary of the Registrant.

         Reports on Form 8-K, 8-K/A and 8-K/A-1 dated February 14, 1994 were filed by Registrant, which reported under Items 2 and 7 the acquisition by Greyhound Financial Corporation, the principal operating subsidiary of Registrant of Ambassador Factors from Fleet Financial Group, Inc. and included the Fifth Amendment and Restatement, dated as of May 18, 1993, of Credit Agreement dated as of May 31, 1976 among Greyhound Financial Corporation, Bank of America National Trust and Savings Association, Chemical Bank and Citibank, N.A., as agents, and the financial institutions listed.

         A Report on Form 8-K dated April 14, 1994 was filed by Registrant, which reported under Item 5 the revenues, net income and selected financial data and ratios for the three months ended March 31, 1994 (unaudited).

         A Report on Form 8-K dated May 2, 1994 was filed by Registrant, which reported under Item 5 the consummation of the TriCon acquisition.

                           GFC FINANCIAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           GFC FINANCIAL CORPORATION

                                  (Registrant)





Dated:   May 9, 1994                                By:     /s/  Bruno A. Marszowski
                                                    ----------------------------------------------
                                                            Bruno A. Marszowski, Vice President - Controller
                                                            Principal Accounting Officer/Authorized Officer

                           GFC FINANCIAL CORPORATION
                         COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                            MARCH 31, 1994 FORM 10-Q


                                                                           Page No. in
                                                                           Sequentially
                                                                            Numbered
                                                                            Form 10-Q
      No.                                     Title                           Report
- - -----------------      ------------------------------------------------    ------------
     (11)              Computation of Earnings Per Share.                      33

     (12)              Computation of Ratio of Income to Combined Fixed
                        Charges and Preferred Stock Dividends.                 34