Form 10-Q/A
period 1994-03-31
GFC FINANCIAL CORP
filed 1994-05-16
CIK 883701

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q/A

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

                                                     GFC FINANCIAL CORPORATION


                                                         TABLE OF CONTENTS



                                                                                  Page No.
                                                                                  --------
PART II    OTHER INFORMATION.

     Item 5.     TriCon Capital Corporation Financial Statements as of and for
                         the Three Months Ended March 31, 1994                     1 - 9


      SIGNATURES                                                                      10


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.      TRICON CAPITAL CORPORATION FINANCIAL STATEMENTS
- - -----------------------------------------------------------

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

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

                  NOTES RECEIVABLE AND FINANCE LEASES:

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
                                                                                              ===============   ================





See notes to interim unaudited consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                            LIABILITIES AND EQUITY
                            ----------------------

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
                                                                                            ===============   ================





See notes to interim unaudited consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                   ------------------------------------------

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
                                                                                              ==============   ==============





See notes to interim unaudited consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
               -------------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                             (Dollars in Thousands)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                       1994           1993
                                                                                 -----------------------------
 OPERATING ACTIVITIES:
  Net income                                                                      $      6,028   $      9,815

  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                                       10,559         10,979
    Provision for credit losses                                                          5,201          7,384
    Amortization of initial direct costs                                                 1,718          2,433
    Cumulative effect of change in accounting principle                                               (5,763)
    Gain on sale of equipment and real estate held under operating
      leases                                                                           (1,428)          (643)

    Deferred income taxes                                                                2,255          (978)
  Changes in certain assets and liabilities:

    Increase in other assets                                                             (853)        (4,056)

    Increase in accounts payable and accrued expenses                                    5,283         15,801
                                                                                  ------------   ------------
      Net cash provided by operating activities                                         28,763         34,972
                                                                                  ------------   ------------


 INVESTING ACTIVITIES:
  Additions to notes receivable and finance leases                                   (495,982)      (377,864)
  Principal payments received on notes receivable and
   finance leases                                                                      477,356        307,575
  Additions to equipment and real estate held under operating
   leases                                                                              (2,763)       (20,607)
  Proceeds from sale of equipment and real estate held under
   operating leases                                                                      3,783          1,818
                                                                                  ------------   ------------

      Net cash used by investing activities                                           (17,606)       (89,078)
                                                                                  ------------   ------------

 FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                             76,625
  Principal repayments of borrowings                                                  (48,209)       (23,979)

  Increase in amounts due to affiliates                                                 53,712          8,161

  Capital distributions                                                                (16,725)        (7,316)
                                                                                      ------------   ------------
      Net cash (used) provided by financing activities                                (11,222)         53,491
                                                                                  ------------   ------------

 EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                    9            (3)
                                                                                  ------------   ------------


 DECREASE IN CASH                                                                         (56)          (618)
 CASH, beginning of period                                                               4,483          4,503
                                                                                  ------------   ------------
 CASH, end of period                                                              $      4,427   $      3,885
                                                                                  ============   ============




See notes to interim unaudited consolidated financial information.

               TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
              NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994



NOTE A       BACKGROUND AND BASIS OF PREPARATION
- - ------------------------------------------------

       TriCon Capital Corporation ("TriCon"), a wholly-owned subsidiary of Bell Atlantic TriCon Leasing Corporation ("Old TriCon") and, ultimately, by Bell Atlantic Corporation ("Bell Atlantic"), was incorporated on December 3, 1993 and is the successor entity to certain businesses of Old TriCon.
The consolidated financial statements reflect the financial position, results of operations and cash flows of TriCon Capital Corporation - Predecessor Business, which consists of certain assets and liabilities of Old TriCon, substantially all of which were acquired or assumed by TriCon in the restructuring described below. Use of "the Company" in these financial statements refers to the Predecessor Business. The consolidated financial statements include the accounts of a Canadian division and all wholly owned subsidiaries which are included in the Predecessor Business. All significant intercompany balances are eliminated. Prior to the restructuring (the "Restructuring") and sale of TriCon's common stock on April 30, 1994 to Greyhound Financial Corporation ("GFC"), a wholly owned subsidiary of GFC Financial Corporation ("GFCFC" or "GFC Financial"), the Company has capitalized with amounts sufficient to acquire from Old TriCon substantially all of the assets and liabilities which comprise the Predecessor Business (described below). The purchase price of the acquisition of TriCon by GFC consisted of $344,250,000 in cash and no adjustment to the assets and liabilities has been made in the accompanying interim unaudited financial statements to reflect the allocation of such purchase price.


       Pursuant to the Restructuring, TriCon acquired substantially all of the assets and assumed certain liabilities of Old TriCon, other than its leveraged lease portfolio, project finance portfolio and certain other assets retained by Old TriCon (the "Transferred Assets" and "Excluded Assets", respectively). The purchase price was equivalent to the net book value of the Transferred Assets, subject to certain adjustments, and was paid in part by the issuance of notes payable to Old TriCon.



       Pursuant to the Restructuring, TriCon also, among other things, assumed the rights and obligations of Old TriCon under its securitization agreements and entered into a five-year agreement to manage, for a fee, the leveraged lease and project finance portfolios retained by Old TriCon.



       The consolidated financial statements include allocations of certain liabilities and expenses relating to the Predecessor Business transferred to TriCon in the Restructuring. Debt and related interest expense were allocated between the Transferred Assets and the Excluded Assets based upon the internal "match funding" and debt-to-equity ratio policies of Old TriCon in place during such periods. Common expenses were allocated on a proportional basis between the Transferred Assets and the Excluded Assets. Management believes that these allocation methods are reasonable.


NOTE B       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - -------------------------------------------------------


       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and certain information and footnote disclosure required for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes heretofore filed with the Securities and Exchange Commission in GFC Financial's 1993 Annual Report on Form 10-K, as amended.

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


NOTE C       INCOME TAXES
- - -------------------------

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                                -----------------------
                                                                 1994          1993
                                                                -----------------------
                                                                   (000 Omitted)
 Computed income taxes at statutory federal income
  tax rates                                                       35.00%        34.00%
 Less tax effect of:

  Municipal income                                                 5.46%         9.51%
  State taxes                                                      2.23%         2.66%
  Other                                                            0.19%        (5.89%)
                                                                  ------       -------
                                                                  27.12%        27.72%

 State income tax provision                                        6.37%         7.61%
                                                                      ------       -------
                                                                  33.49%        35.33%
                                                                  ======       =======


NOTE D       RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS)
- - -------------------------------------------------------------

         The Company transferred its interests in certain leases of its direct finance lease portfolio during 1993, 1992 and 1991. These transfers provide limited recourse for credit losses to the Company and certain of its assets. As of March 31,1994, $59,883,000 of finance lease receivables are the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure at March 31, 1994 limited to $99,392,000. At March 31, 1994, an outstanding allowance for estimated losses under these recourse provisions of $13,991,000 is included in Accounts Payable and Accrued Expenses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1994

                    TO THE THREE MONTHS ENDED MARCH 31, 1993


         The interim unaudited consolidated financial statements reflect the historical financial results of TriCon Capital Corporation - Predecessor Business (the "Company"). See "Background and Basis of Preparation".

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

         Other income was $5.1 million during the first three months of 1994, a decrease of $1.1 million, or 18.0%, compared to 1993. This decrease was attributable to decreases in income from securitizations entered into in prior periods and lower gains on sale of equipment. These decreases were partially offset by income from early termination of leases and other fee income.


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

         The provision for income taxes was $3.0 million for the first quarter of 1994 and $2.2 million for the same period in 1993. The effective income tax rate was 33.5% for 1994 and 35.3% for 1993. The reduction in the 1994 rate was attributable, in part, to an increase in tax exempt income for 1994.

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

         The Company generates a substantial portion of its funds from lease and loan payments and historically has been highly dependent upon financing from Bell Atlantic Financial Services, Inc. ("FSI") which issued commercial paper and medium-term notes, supported by Bell Atlantic, in the public and private markets on behalf of Old TriCon. The financing provided by FSI and use of the Bell Atlantic support agreement will not be available to the Company after the date of the sale of the Company to GFC. All future financing for the Company will be provided by GFC.

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

         The Company reduced outstanding medium-term notes payable by $48.2 million and $24.0 million during the quarters ended March 31, 1994 and 1993, respectively, and increased short-term borrowings from affiliates by $53.7 million and $8.2 million in 1994 and 1993, respectively. The increase in short-term borrowings in 1994 was due to Bell Atlantic's request to the Company, in the fourth quarter of 1993, to satisfy its financing requirements through short-term advances from FSI in anticipation of the sale.

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





                           GFC FINANCIAL CORPORATION

                                  (Registrant)





Dated:   May 16, 1994                               By:     /s/  Bruno A. Marszowski
                                                        ----------------------------------------------
                                                            Bruno A. Marszowski, Vice President - Controller
                                                            Principal Accounting Officer/Authorized Officer