Form 10-Q
period 1994-06-30
GFC FINANCIAL CORP
filed 1994-08-09
CIK 883701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                   June 30, 1994

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

                              YES  X  NO
                                 ----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 1994, 28,205,746 shares of Common Stock ($0.01 par value) were outstanding.

                           GFC FINANCIAL CORPORATION


                               TABLE OF CONTENTS



                                                                      Page No.
PART I   FINANCIAL INFORMATION

    Item 1.       Financial Statements.
         Consolidated Financial Information:

         Consolidated Balance Sheet - June 30, 1994 and
             December 31, 1993                                         1 - 2

         Consolidated Income Statement - Quarter and Six Months
             Ended June 30, 1994 and 1993                                3

         Consolidated Statement of Stockholders' Equity -
             Six Months Ended June 30, 1994 and 1993                     4

         Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 1994 and 1993                     5

         Notes to Interim Consolidated Financial Information           6 - 16


    Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations   16 - 19


PART II  OTHER INFORMATION
    Item 6.       Exhibits and Reports on Form 8-K.                     19


    SIGNATURES                                                          20

                        PART I  -  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                              GFC FINANCIAL CORPORATION
                                             CONSOLIDATED BALANCE SHEET

                                                       ASSETS
                                              (Dollars in Thousands)



                                                                           June 30,              December 31,
                                                                             1994                   1993
                                                                       ----------------      ------------------
CASH AND CASH EQUIVALENTS                                                 $     24,507           $         929

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned
   income of $241,030 and $72,747, respectively                              3,629,612               2,343,755

 Direct financing leases                                                       693,447                  71,812
 Operating leases                                                              351,683                 147,222
 Leveraged leases                                                              286,225                 283,782
 Factored receivables                                                          152,838
                                                                          ------------           -------------
                                                                             5,113,805               2,846,571

Less reserve for possible credit losses                                       (115,469)                (64,280)
                                                                         -------------           -------------
 Investment in financing transactions - net                                  4,998,336               2,782,291

OTHER ASSETS AND DEFERRED CHARGES                                              198,688                  51,102
                                                                         -------------           -------------
                                                                         $   5,221,531           $   2,834,322
                                                                         =============           =============





See notes to interim consolidated financial information.

                                             GFC FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEET

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                             (Dollars in Thousands)


                                                                          June 30,                December 31,
                                                                            1994                      1993
                                                                    ------------------      ------------------
LIABILITIES:
 Accounts payable and accrued expenses                                 $     167,451           $      46,067

 Customer deposits                                                             2,687                   3,064
 Due to factored clients                                                     115,624
 Interest payable                                                             28,452                  23,633
 Short-term debt                                                                 501                     510
 Senior debt                                                               3,963,223               1,991,986

 Subordinated debt                                                                                    86,790
 Deferred income taxes                                                       190,912                 178,972
                                                                       -------------           -------------
                                                                           4,468,850               2,331,022
                                                                       -------------           -------------

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 and 20,372,000 shares
   issued, respectively                                                          284                     204

 Additional capital                                                          689,724                 464,487
 Retained income                                                              74,904                  54,901
 Cumulative translation adjustments                                           (5,603)                 (7,773)
 Common stock in treasury, 227,000 and 292,000 shares,
  respectively                                                                (6,628)                 (8,519)
                                                                       -------------           -------------
                                                                             752,681                 503,300
                                                                       -------------           -------------

                                                                       $   5,221,531           $   2,834,322
                                                                       =============           =============





See notes to interim consolidated financial information.

                                                     GFC FINANCIAL CORPORATION
                                                   CONSOLIDATED INCOME STATEMENT
                                           (Dollars in Thousands, except per share data)


                                                 Quarter Ended                          Six Months Ended
                                                    June 30,                                 June 30,
                                    -----------------------------------    ------------------------------------
                                              1994             1993                   1994             1993
                                    -----------------------------------    ------------------------------------
Interest and other income               $    91,929      $    55,394            $   157,531      $   106,796

Financing lease income                       15,863            4,302                 19,592            8,901
Operating lease income                       14,099            4,252                 18,729            7,765
                                        -----------      -----------            -----------      -----------
Interest earned from
 financing transactions                     121,891           63,948                195,852          123,462
Interest expense                             53,648           31,423                 86,781           61,991
Operating lease depreciation                  8,324            1,592                 10,281            2,844
                                        -----------      -----------            -----------      -----------
Interest margins earned                      59,919           30,933                 98,790           58,627

Provision for possible credit
 losses                                       4,888              827                  8,138            3,528
                                        -----------      -----------            -----------      -----------
Net interest margins earned                  55,031           30,106                 90,652           55,099
Gains on securitizations
 and sale of assets                           4,500              179                  4,503            2,240
                                        -----------      -----------            -----------      -----------
                                             59,531           30,285                 95,155           57,339
Selling, administrative and
 other operating expenses                    29,314           14,195                 46,617           27,833
                                        -----------      -----------            -----------      -----------

INCOME BEFORE INCOME
 TAXES                                       30,217           16,090                 48,538           29,506
Income taxes                                 12,912            5,767                 19,844           10,638
                                        -----------      -----------            -----------      -----------
INCOME FROM CONTINUING
 OPERATIONS                                  17,305           10,323                 28,694           18,868
Income from discontinued
 operations                                                    2,870                                   4,208
                                        -----------      -----------            -----------      -----------
NET INCOME                              $    17,305      $    13,193            $    28,694      $    23,076
                                        ===========      ===========            ===========      ===========


Earnings per common and
 equivalent share:
  Income from continuing
   operations                           $      0.73      $      0.51            $      1.30      $      0.92
  Preferred dividends                                           0.03                                    0.06
                                        -----------      -----------            -----------     ------------
  Income from continuing
   operations after preferred
   dividends                                   0.73             0.48                   1.30             0.86
  Income from discontinued
   operations                                                   0.14                                    0.21
                                        -----------      -----------           ------------      -----------

  Earnings per common and
   equivalent share                     $      0.73     $       0.62           $       1.30      $      1.07
                                        ===========     ============           ============      ===========
Dividends declared per
 common share                           $      0.18      $      0.16           $       0.36      $      0.32
                                        ===========      ===========           ============      ===========
Average outstanding
 common and equivalent
 shares                                  23,744,000       20,387,000             22,080,000       20,437,000
                                        ===========      ===========           ============      ===========

See notes to interim consolidated financial information.

                                         GFC FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Dollars in Thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                         -------------------------------------
                                                                               1994                 1993
                                                                         -----------------      --------------
COMMON STOCK:

  Balance, beginning of period                                              $    204            $     204
  Issuance of common stock                                                        80
                                                                            --------            ---------
  Balance, end of period                                                         284                  204
                                                                            --------            ---------

ADDITIONAL CAPITAL:
 Balance, beginning of period                                                464,487              465,955

 Net change in unamortized amount of restricted stock                         (1,114)                 236
 Issuance of common stock                                                    226,488
 Common stock in treasury used in connection with
   employee benefit plans                                                       (137)               (229)
                                                                            --------            --------
 Balance, end of period                                                      689,724             465,962
                                                                            --------            --------


NET UNREALIZED INVESTMENT LOSSES:
  Balance, beginning of period                                                                      (387)
  Change in net unrealized investment losses                                                         (16)
                                                                            --------           ---------
  Balance, end of period                                                        ---                 (403)
                                                                            --------           ---------

RETAINED INCOME:

 Balance, beginning of period                                                  54,901              32,524
 Net income                                                                    28,694              23,076
 Dividends                                                                     (8,691)             (7,575)
                                                                            ---------          ----------
 Balance, end of period                                                        74,904              48,025
                                                                            ---------          ----------


CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of period                                                  (7,773)             (6,685)
 Unrealized translation gain                                                    2,170                  53
                                                                            ---------          ----------
 Balance, end of period                                                        (5,603)             (6,632)
                                                                            ---------          ----------

COMMON STOCK IN TREASURY:

 Balance, beginning of period                                                  (8,519)             (3,215)
 Purchase of shares                                                                                (5,338)
 Shares used in connection with employee benefit plans                          1,891                 860
                                                                            ---------          ----------
 Balance, end of period                                                        (6,628)             (7,693)
                                                                            ---------          ----------


TOTAL STOCKHOLDERS' EQUITY                                                  $ 752,681           $ 499,463
                                                                            =========           =========

See notes to interim consolidated financial information.

                                             GFC FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Dollars in Thousands)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 ------------------------------------
                                                                                       1994                 1993
                                                                                 ----------------      ---------------
OPERATING ACTIVITIES:
Net income                                                                           $   28,694           $   23,076

 Adjustments to reconcile net income to net cash (used) provided by operating activities:
   Provision for possible credit losses                                                   8,138                3,528
   Operating lease depreciation                                                          10,281                2,844
   Other depreciation and amortization                                                    3,174                1,270
   Gains on securitization of assets                                                     (3,959)
   Income from discontinued operations                                                                        (4,208)

   Gains on sale of assets                                                                 (544)              (2,240)
   Deferred income taxes                                                                 11,940                2,300
 Change in assets and liabilities, net of effects from subsidiaries purchased:
   Increase in other assets                                                             (15,920)              (6,502)
   Decrease in accounts payable and accrued expenses                                    (55,475)              (1,427)

   Decrease in customer deposits                                                           (398)              (1,966)
   Increase (decrease) in interest payable                                                4,819               (6,266)
   Other                                                                                  1,056                  289
                                                                                      ---------           ----------
      Net cash (used) provided by operating activities                                   (8,194)              10,698
                                                                                      ---------           ----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                             3,100                2,482

 Proceeds from assets securitized                                                       115,507
 Principal collections on financing transactions                                        426,449              279,954
 Expenditures for financing transactions                                               (611,146)            (351,656)
 Net change in short-term financing transactions                                        (87,512)
 Purchase of Asset Based Finance                                                                             (69,808)

 Purchase of Ambassador Factors                                                        (246,285)
 Purchase of TriCon                                                                    (344,212)
 Net advances to discontinued insurance subsidiary                                                            21,204
 Other                                                                                      672                   24
                                                                                     ----------           ----------
     Net cash used by investing activities                                             (743,427)            (117,800)
                                                                                     ----------           ----------
FINANCING ACTIVITIES:

 Long-term borrowings                                                                   827,550              298,648
 Net borrowings under commercial paper                                                  456,184               85,633
 Repayment of long-term borrowings                                                     (743,443)            (268,628)
 Issuance of common stock                                                               226,568
 Proceeds from exercise of stock options                                                  1,754                  631

 Common stock purchased for treasury                                                                          (5,338)
 Dividends                                                                               (8,691)              (7,575)
 Net change in due to factored clients                                                   15,277
                                                                                     ----------           ----------
     Net cash provided by financing activities                                          775,199              103,371
                                                                                     ----------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         23,578               (3,731)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              929               18,203
                                                                                     ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   24,507           $   14,472
                                                                                     ==========           ==========

See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


NOTE A       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements present the financial position, results of operations and cash flows of GFC Financial Corporation ("GFC Financial" or the "Company") and include Greyhound Financial Corporation ("GFC") and its subsidiaries, including Ambassador Factors Corporation (formerly known as Fleet Factors Corp.) ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. The Company sold its discontinued mortgage insurance operations, Verex Corporation and subsidiaries, in July 1993.

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

         The Financial Accounting Standards Board ("FASB") has issued a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994, has not yet been determined.

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

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1994, the results of operations for the quarter and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.


NOTE B       PORTFOLIO QUALITY

         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                                            INVESTMENT IN FINANCING TRANSACTIONS
                                                    BY LINE OF BUSINESS
                                                       JUNE 30, 1994
                                                  (Dollars in Thousands)

                                                    Revenue Accruing
                                 ------------------------------------------------------
                                                                              Repos-
                                    Original      Rewritten     Operating     sessed
                                      Rate        Contracts       Leases     Assets(3)
                                 ------------------------------------------------------
Commercial Real Estate Finance      $  611,586     $   5,907    $            $  28,586
Transportation Finance (1)             458,508        14,127      169,940
Resort Finance                         582,259         4,231          538       12,662
Communications Finance                 565,251         6,188                     8,976
Corporate Finance                      220,932        26,291                     6,882
Asset Based Finance                    228,504
Consumer Rediscounting                  40,390
European Finance (2)                    87,600         2,099        4,533
Ambassador Factors                     331,490
Medical Finance                        306,798                    151,586

Franchise Finance                      272,211         4,239
Commercial Equipment Finance           239,772           975       25,086
Vendor Service                         216,618
Commercial Credit Services             208,933
Government Finance                      71,858
Capital Services                        11,206
                                  ------------   ---------    ---------    ---------

TOTAL (4)                         $  4,453,916   $  64,057    $ 351,683    $  57,106
                                  ============   =========    =========    =========

                                             Nonaccruing
                                  ----------------------------------
                                    90 Days        Repos-                       Total
                                     Delin-        sessed                      Carrying
                                     quent         Assets     Other             Amount       %
                                  ----------------------------------      ------------------------
Commercial Real Estate Finance      $   1,004     $  27,976     $          $    675,059     13.2
Transportation Finance (1)                                                      642,575     12.6
Resort Finance                                      20,110       143            619,943     12.1
Communications Finance                 7,264        28,348                      616,027     12.0
Corporate Finance                      3,881         3,002       310            261,298      5.1

Asset Based Finance                                                             228,504      4.5
Consumer Rediscounting                                                           40,390      0.8
European Finance (2)                  22,248            10                      116,490      2.3
Ambassador Factors                    10,734         1,964                      344,188      6.7
Medical Finance                        2,623                                    461,007      9.0

Franchise Finance                     13,229                                    289,679      5.7
Commercial Equipment Finance           9,688                                    275,521      5.4
Vendor Service                        23,009                                    239,627      4.7
Commercial Credit Services               836                                    209,769      4.1
Government Finance                       451                                     72,309      1.4
Capital Services                      10,213                                     21,419      0.4
                                    --------     ---------   -------       ------------   ------

TOTAL (4)                         $  105,180     $  81,410   $   453       $  5,113,805    100.0
                                  ==========     =========   =======       ============   ======

NOTES:
(1) Domestic Transportation Finance includes $46.4 million of new aircraft finance business booked through the London office. In addition, operating leases include certain aircraft and engines having a carrying amount of $52.2 million that were combined as one transaction pursuant to a participation agreement with an engine and hushkitting company.

(2) European Finance includes $42.5 million of Consumer Finance assets, of which $8.2 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income totaling $1.8 million on repossessed assets during 1994, including $0.9 million in Commercial Real Estate Finance, $0.4 million in Communications Finance, $0.4 million in Resort Finance and $0.1 million in Corporate Finance.

(4) Excludes $345.8 million of assets securitized which the Company manages.

                                    INVESTMENT IN FINANCING TRANSACTIONS
                                            BY LINE OF BUSINESS
                                             DECEMBER 31, 1993
                                          (Dollars in Thousands)



                                                          Revenue Accruing
                                        ------------------------------------------------------
                                                                                      Repos-
                                           Original      Rewritten    Operating       sessed
                                             Rate        Contracts     Leases        Assets(4)
                                        ------------------------------------------------------

 Commercial Real estate Finance (1)     $    500,598   $     1,574  $             $    27,844
 Transportation Finance (1) (2)              457,741                    146,675
 Resort Finance                              530,070         4,869          547        12,163
 Communications Finance                      487,890         7,989                      8,949
 Corporate Finance (1)                       221,711        27,921

 Asset Based Finance                         176,068
 Consumer Rediscounting                       19,439
 European Finance (3)                        107,486         4,430
                                        ------------   -----------  -----------   -----------
 TOTAL                                  $  2,501,003   $    46,783  $   147,222   $    48,956
                                        ============   ===========  ===========   ===========

                                                    Nonaccruing
                                         ----------------------------------
                                            90 Days       Repos-                       Total
                                             Delin-       sessed                      Carrying
                                             quent        Assets      Other            Amount       %
                                        -----------------------------------        ---------------------

Commercial Real estate Finance (1)      $     1,055   $   25,542    $             $    556,613     19.6
Transportation Finance (1) (2)                  841                                    605,257     21.2
Resort Finance                                            19,001        440            567,090     19.9
Communications Finance                        8,264       25,030                       538,122     18.9
Corporate Finance (1)                         2,277        7,428        386            259,723      9.1
Asset Based Finance                                                                    176,068      6.2
Consumer Rediscounting                                                                  19,439      0.7
European Finance (3)                         12,320           23                       124,259      4.4
                                        -----------   ----------    -------        -----------    -----
                                        $    24,757   $   77,024    $   826        $ 2,846,571    100.0
                                        ===========   ==========    =======        ===========    =====

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

(3) European Finance includes $45.3 million of Consumer Finance assets, of which $9.6 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.

REWRITTEN CONTRACTS:

        In the normal course of business, the Company has renegotiated certain contracts and has modified them with respect to rates and other terms. At June 30, 1994 and December 31, 1993, the Company had approximately $64.1 million and $46.8 million, respectively, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are all current under the revised terms and yield on a weighted average basis a return of approximately 10.3%.

NONACCRUING ASSETS:

        Income recognition on an account is suspended and the account generally is classified as nonaccruing at the earlier of the date when an account is 90 days or more past due (180 days for Consumer Finance contracts in the United Kingdom) or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Payments (full or partial) are currently being received on some of these accounts; however, income generally is not recognized until performance is demonstrated to be resumed.

        Total nonaccruals increased to $187.0 million at June 30, 1994 from $102.6 million at December 31, 1993. This increase primarily is due to the inclusion of nonaccruing assets of TriCon ($60 million) and Ambassador ($14.7 million). The total at June 30, 1994 represented 3.4% of funds employed and assets securitized ("managed assets") compared to 3.6% of funds employed at December 31, 1993.

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

        The reserve and accrued liabilities for possible credit losses of $134.2 million at June 30, 1994 represents 2.5% of the aggregate carrying amount of managed assets before deducting such reserve. Accrued liabilities of $18.7 million represent an allowance for estimated losses under certain recourse provisions on $345.8 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            -----------------------------------
                                                                                   1994                1993
                                                                            ---------------    ----------------
                                                                                  (Dollars in Thousands)
 Balance, beginning of period                                                  $   64,280          $   69,291

 Provision for possible credit losses                                               8,138               3,528
 Write-offs                                                                       (12,021)             (6,672)
 Recoveries                                                                           668                 104

 Other (including TriCon and Ambassador)                                           54,404               1,261
                                                                               ----------          ----------

 Balance, end of period                                                        $  115,469          $   67,512
                                                                               ==========          ==========

        The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

NOTE C       RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS)

        During the six months ended June 30, 1994, the Company transferred its interests in approximately $125.4 million of its direct finance lease portfolio for $135.0 million. These transfers provide limited recourse for credit losses to the Company and certain of its assets. As of June 30, 1994, $60.5 million of finance lease receivables are the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure limited to $95.9 million. An outstanding allowance for estimated losses under these recourse provisions of $18.7 million is included in accounts payable and accrued expenses. The Company will service these lease contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.


NOTE D       BORROWINGS

        At June 30, 1994 and December 31, 1993, commercial paper and short-term bank borrowings totaling $972 million and $516 million, respectively, have been presented as long-term debt because they are supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at GFC's option.

        Senior and subordinated debt was as follows:

                                                                           June 30,              December 31,
                                                                             1994                    1993
                                                                     -------------------    --------------------
                                                                               (Dollars in Thousands)
 Senior debt:

  Commercial paper and short-term bank loans
   supported by unused long-term bank revolving credit
   agreements, less unamortized discount                                 $    972,061           $     515,876
  Medium-term notes due to 2003, 4.6% to 12.5%                              1,303,686                 751,500
  Term loans payable to banks due to 1996, 4.2%                               129,665                 150,000
  Loan payable to Bell Atlantic due December 31, 1994                         307,071
  Senior notes due to 2002, 8.3% to 16.0%, less
   unamortized discount                                                     1,232,651                 555,666

  Nonrecourse installment notes due to 2002, 10.6%
   (assets of $25,189 and $25,613, respectively,
   pledged as collateral)                                                      18,089                  18,944
                                                                         ------------           -------------
 Total senior debt                                                          3,963,223               1,991,986
                                                                         ------------           -------------

 Subordinated debt repaid in 1994, 14.1%                                                               86,790
                                                                         ------------           -------------
 TOTAL                                                                   $  3,963,223           $   2,078,776
                                                                         ============           =============

NOTE E       INCOME TAXES

        The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                       1994            1993
                                                                                     ----------      --------
 Federal statutory income tax rate                                                      35.0%           34.0%

 State income tax                                                                        5.0%            3.6%
 Foreign tax effects                                                                     1.5%          (0.9)%
 Other                                                                                 (0.6)%          (0.6)%
                                                                                     --------        --------
 Provision for income taxes                                                             40.9%           36.1%
                                                                                     ========        ========


NOTE F       RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED STOCK
             DIVIDENDS

         The following are the ratios of income to combined fixed charges and preferred stock dividends for the six months ended June 30, 1994 and 1993 and the years ended December 31, 1993, 1992 and 1991.

                                                             Six Months
                                                               Ended                       Year Ended
                                                              June 30,                     December 31,
                                                          ----------------        ---------------------------
                                                           1994      1993           1993      1992      1991
                                                          ----------------        ---------------------------
 Ratio of income to combined fixed charges
   and preferred stock dividends                            1.56      1.44           1.52     1.35      --
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

NOTE G       PURCHASES OF AMBASSADOR FACTORS AND TRICON CAPITAL CORPORATION

         On February 14, 1994, GFC acquired Ambassador from Fleet Financial Group, Inc. ("Fleet"). The cash purchase price of the acquisition was $246,285,000 and represented Ambassador's stockholder's equity, including a premium ($76,285,000), and repayment of the intercompany balance due from Ambassador to Fleet ($170,000,000). In addition, GFC assumed $100,348,000 due to factored clients, $928,000 of accrued liabilities and $8,800,000 of additional liabilities and transaction costs. The acquisition has been accounted for as a purchase and created approximately $30,400,000 of goodwill, which will be amortized on a straight line basis over 20 years.

         The acquisition was financed with proceeds received from the sale of GFC Financial's discontinued mortgage insurance subsidiary and cash generated from operations. GFC Financial, simultaneous with the acquisition, increased its investment in GFC by contributing $40,000,000 of intercompany loans as additional paid in capital of GFC.

         On April 30, 1994, GFC acquired all of the stock of TriCon from Bell Atlantic Corporation ("Bell Atlantic"), in an all-cash transaction. The cash purchase price of the acquisition was $344,212,000. In addition, GFC assumed outstanding indebtedness and liabilities of TriCon totaling $1,500,650,000 and incurred additional liabilities and acquisition costs of $7,500,000. The acquisition has been accounted for as a purchase and created approximately $69,817,000 of goodwill, which will be amortized on a straight line basis over 20 years.

         The cash purchase price was financed initially with the proceeds from the issuance of $300,000,000 of debt securities of GFC and the remainder with internally generated funds. A portion of the interim debt was replaced with the net proceeds from a public offering completed in May 1994 of 8,050,000 shares of the Company's common stock (the "Offering").

         The following Pro Forma Statements of Consolidated Income for the six months ended June 30, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively and give effect to the Offering as of such dates. The Pro Forma Statements of Consolidated Income are unaudited and are not necessarily indicative of the results that would have occurred if such acquisitions had been consummated as of January 1, 1994 or January 1, 1993, nor are they necessarily indicative of the results of future operations.

                                            GFC FINANCIAL CORPORATION
                                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                                          SIX MONTHS ENDED JUNE 30, 1994
                                  (Dollars in Thousands, except per share data)



                                                             Historical
                       --------------------------------------------------------------------------------------
                            Company      Ambassador
                           Excluding     Feb. thru     TriCon May                                 TriCon Jan
                           Ambassador    June 1994      and  June                    Ambassador   thru April
                          & TriCon (1)      (1)         1994 (1)     Company (1)    Jan 1994 (1)   1994 (1)
                       --------------------------------------------------------------------------------------
 Interest earned from
  financing
 transactions            $    143,620   $     16,309   $    35,923  $    195,852   $      3,072   $   75,566


 Interest expense
  and depreciation             75,437          2,868        18,757        97,062            563       37,711
                         ------------   ------------   -----------  ------------   ------------   ----------
 Interest margins
  earned                       68,183         13,441        17,166        98,790          2,509       37,855
 Provision for
  possible credit               2,941          2,500         2,697         8,138            500        7,749
                         ------------   ------------   -----------  ------------   ------------   ----------
 losses
 Net interest margins
  earned                       65,242         10,941        14,469        90,652          2,009       30,106
 Gains on sale of
  assets                            4                        4,499         4,503
                         ------------   ------------   -----------  ------------   ------------   ----------

                               65,246         10,941        18,968        95,155          2,009       30,106
 Selling,
 administrative
  and other operating          31,544          3,706        11,367        46,617            634       18,198
  expenses

                         ------------   ------------   -----------  ------------   ------------   ----------
                               33,702          7,235         7,601        48,538          1,375       11,908
 Income taxes                  14,135          2,861         2,848        19,844            649        4,059


                         ------------   ------------   -----------  ------------   ------------   ----------
 NET INCOME              $     19,567   $      4,374   $     4,753  $     28,694   $        726   $    7,849
                         ============   ============   ===========  ============   ============   ==========

 Earnings per
  common share (13)                                                 $       1.30
                                                                    ============

 Average outstanding
  and equivalent shares
   (13)                                                               22,080,000
                                                                    ============































                                 GFC FINANCIAL CORPORATION
                       PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                             SIX MONTHS ENDED JUNE 30, 1994
                      (Dollars in Thousands, except per share data)



                                  Pro Forma Adjustments
                         ---------------------------------------

                            Ambassador           TriCon (1)
                               (1)                                          Pro Forma
                           ---------------------------------------      -----------------
Interest earned from
 financing transactions       $                      $ (3,158)   (7)       $    271,832
                                                          500    (8)

Interest expense
 and depreciation                    271   (2)          1,529    (9)            137,136
                                -------             ---------                -----------

Interest margins
 earned                             (271)              (4,187)                  134,696

Provision for
 possible credit losses                                                          16,387
                                 -------            ---------                -----------

Net interest margins
 earned                             (271)              (4,187)                  118,309

Gain on sale of
 assets                                                                           4,503
                                 -------             --------               ------------
                                    (271)              (4,187)                   122,812


Selling, administrative
 and other operating
  expenses                           206   (3)          1,164   (10)             67,155
                                      83   (4)            253    (8)
                                 -------            ---------              ------------
                                    (560)              (5,604)                   55,657
Income taxes                        (224)  (5)         (2,242)  (11)             21,987

                                                          (99)  (6)
                                 --------           ---------              ------------
NET INCOME                       $  (237)           $  (3,362)             $     33,670
                                 ========           =========              ============

Earnings per
 common share(13)                                                          $       1.18
                                                                           ============


Average outstanding
 and equivalent shares(13)                                                  28,440,000
                                                                          ============

                           GFC FINANCIAL CORPORATION
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                         SIX MONTHS ENDED JUNE 30, 1993
                 (Dollars in Thousands, except per share data)



                                                                   Historical
                                                    ----------------------------------------
                                                         Company      Ambassador      TriCon
                                                    ----------------------------------------
 Interest earned from financing transactions        $    123,462   $     19,075    $ 115,887


 Interest expense and depreciation                        64,835          3,280       62,069
                                                    ------------   ------------    ---------
 Interest margins earned                                  58,627         15,795       53,818
 Provision for possible credit losses                      3,528          3,400       14,990
                                                    ------------   ------------    ---------
 Net interest margins earned                              55,099         12,395       38,828
 Gains on sale of assets                                   2,240
                                                    ------------   ------------    ---------

                                                          57,339         12,395       38,828
 Selling, administrative and other
  operating expenses                                      27,833          4,145       24,105

                                                    ------------   ------------    ---------
                                                          29,506          8,250       14,723
 Income taxes                                             10,638          3,922        5,303


                                                    ------------   ------------    ---------
 Income from continuing operations                        18,868          4,328        9,420
 Income from discontinued operations                       4,208
 Cumulative effect of changes in
  accounting principles                                                     480        5,763
                                                    ------------   ------------    ---------
 NET INCOME                                         $     23,076   $      4,808    $  15,183
                                                    ============   ============    =========


 Income from continuing operations after
  preferred dividends (13)                          $       0.86
                                                    ============

 Earnings per common share (13)                     $       1.07
                                                    ============

 Average out standing common
  and equivalent shares (13)                          20,437,000
                                                    ============







































                                    GFC FINANCIAL CORPORATION
                               PRO FORMA STATEMENT OF CONSOLIDATED ICNOME
                                  SIX MONTHS ENDED JUNE 30, 1993
                              (Dollars in Thousands, except per share data)



                                                            Pro Forma Adjustments
                                                     -----------------------------------------             Pro
                                                       Ambassador             TriCon                      Forma
                                                     -----------------------------------------        -------------
Interest earned from financing                        $                    $    (2,325)   (7)         $    256,849
                                                                                   750    (8)
Interest expense and depreciation                            2,113   (2)         2,294    (9)              134,591
                                                      ------------         -----------                ------------
Interest margins earned                                     (2,113)             (3,869)                    122,258
Provision for possible credit losses                                                                        21,918
                                                      ------------         -----------                ------------
Net interest margins earned                                 (2,113)             (3,869)                    100,340
Gains on sale of assets                                                                                      2,240
                                                      ------------         -----------                ------------
                                                            (2,113)             (3,869)                    102,580
Selling, administrative and other
 operating expenses                                          1,235   (3)         1,746    (10)              59,943
                                                               500   (4)           379    (8)
                                                      ------------         -----------                ------------
                                                            (3,848)             (5,994)                     42,637
Income taxes                                                (1,539)  (5)        (2,398)   (11)              15,434

                                                              (492)  (6)
                                                      ------------         -----------                ------------
Income from continuing operations                           (1,817)             (3,596)                     27,203
Income from discontinued operations                                                                          4,208
Cumulative effect of changes in
accounting principles                                                                                        6,243
                                                      ------------         -----------                ------------
NET INCOME                                            $     (1,817)         $   (3,596)               $     37,654
                                                      ============         ===========                ============


Income from continuing operation after
 preferred dividends (13)                                                                             $       0.92
                                                                                                      ============

Earnings per common share (13)                                                                        $       1.28
                                                                                                      ============

Average out standing common
 and equivalent shares (13)                                                                             28,487,000
                                                                                                      ============

              NOTES TO PRO FORMA STATEMENTS OF CONSOLIDATED INCOME

(1) The Pro Forma Statement of Consolidated Income for the six months ended June 30, 1994 has been expanded to separately identify the operations of Ambassador and TriCon subsequent to their acquisition by the Company. Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the six months ended June 30, 1994 related to the acquisitions of Ambassador and TriCon present the effect of the one month and four months, respectively, not included in the Company's historical financial statements.

ACQUISITION OF AMBASSADOR

(2)      To record the estimated interest expense ($271,000 - 1994; $2,113,000
         - 1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet.

(3)      To record amortization of goodwill ($206,000 - 1994; $1,235,000 -
         1993) based on an amortization period of twenty years and amortization of the covenant not to compete over one year (see Note (12)).

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $500,000 - 1993).

(5)      To record the income tax effect ($224,000 - 1994; $1,539,000 - 1993)
         of Notes (2), (3), and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $492,000 - 1993).

ACQUISITION OF TRICON

(7) To reduce interest earned from financing transactions for the income recorded on assets not purchased by the Company in 1994 and 1993 ($3,158,000 - 1994; $2,325,000 - 1993).

(8)      To reflect base fees ($500,000 - 1994; $750,000 - 1993) and incremental costs ($253,000  - 1994; $380,000 - 1993) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(9)      To  record interest expense ($1,529,000 - 1994; $2,294,000 - 1993)
         resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund a deferred tax payment and dividends, reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition.

(10)     To record amortization of goodwill ($1,164,000 - 1994; $1,746,000 -
         1993) based on an amortization period of twenty years (see Note (12)).

(11)     To record the income tax effect ($2,242,000 - 1994; $2,398,000 - 1993)
         of Notes (7) through (10) at the Company's effective incremental income tax rate of 40%.

(12) Goodwill may be adjusted as the final allocation of the values of the purchased assets and liabilities is established.

(13) Pro forma per share amounts are calculated assuming the 8,050,000 shares of the Company's common stock were issued at the beginning of the respective periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1994
                     TO THE SIX MONTHS ENDED JUNE 30, 1993


         The following discussion relates to GFC Financial Corporation ("GFC Financial" or the "Company"), including Greyhound Financial Corporation ("GFC") and subsidiaries, including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994.

RESULTS OF OPERATIONS
         Income from continuing operations increased 52% during the six months of 1994 to $28.7 million from $18.9 million in the comparable 1993 period. The 1994 results include five months of income from Ambassador and two months of income from TriCon. Net income for the 1994 period rose to $28.7 million from $23.1 million in 1993, an increase of 24%. Net income in 1993 included $4.2 million of income from the Company's discontinued mortgage insurance subsidiary sold in July 1993.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest earned from financing transactions and interest expense and operating lease depreciation, increased to $98.8 million for the six months of 1994 from $58.6 million from the comparable period in 1993, an increase of 69%.

         This increase was driven by the portfolio growth of the core finance operations, as well as the acquisitions of TriCon and Ambassador in 1994. The source of the growth of the core finance operations was the new business volume of $699 million for the six months of 1994 compared to $352 million for the 1993 period (an increase of 99%).

         Interest margins earned, measured as a percent of average earning assets, were strong at 6.0%. This measurement compares to 5.4% for the 1993 period and reflects the contributions of the acquisitions made in 1994 as well as the continuing strong returns of the core finance operations.

         The improvement in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses (collectively "operating expenses").

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were higher by $4.6 million during the first six months of 1994 compared to the same period in 1993. The higher loss provisions are consistent with the requirements of a larger portfolio and the risk characteristics of some of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the higher risk profile associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 71.7% of nonaccruing assets and at 2.5% of funds employed and securitizations.

         Selling, administrative and other operating expenses were up by approximately $18.8 million in the 1994 period primarily attributable to the acquisitions of TriCon and Ambassador in 1994. The running rate of these expenses (measured as a percent of interest margins earned) declined to 47.2% (for the combined entities) in 1994 from 47.5% for GFC (which excluded TriCon and Ambassador) in 1993. On July 18, 1994, the Company announced the reorganization and integration of its operations with newly- acquired TriCon and an estimated 10% reduction in personnel over the next several months. These cost saving initiatives are expected to reduce this running rate for expenses even further in the future.

         GAINS ON SECURITIZATIONS AND SALE OF ASSETS. Gains on securitizations and sale of assets were $2.3 million higher in 1994 compared to the same period in 1993. The increase principally is the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets by TriCon recorded in the second quarter of 1994.

         INCOME TAXES. Income taxes for the six months of 1994 increased to $19.8 million from $10.6 million in 1993. This increase is attributable to:
(a) higher income before income taxes; (b) higher income tax rates in 1994 (both federal and state), and (c) increased foreign income taxes. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Funds employed increased by $2.3 billion to $5.1 billion at June 30, 1994 from $2.8 billion at December 31, 1993. This increase is attributable to the acquisition of TriCon ($1,802 million) and Ambassador ($329 million) in 1994 and new business generated ($699 million) by the core finance operations in 1994.

         The reserve and accrued liabilities increased by $69.9 million in 1994 to $134.2 million. The increase in the reserve and accrued liabilities during the six months consisted of increases due to loss provisions of $8.1 million which were applicable to portfolio growth, $62.6 million of reserves and accrued liabilities acquired with TriCon and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $12.0 million.

         The Company had total debt of approximately $3,966 million or 5.3 times its equity base of $753 million at June 30, 1994. The Company also had deferred income taxes of $191 million at that date as part of its capital base to help finance its lending activities.

         Growth in funds employed is typically financed by internally generated cash flow and additional borrowings. During the first six months of 1994, GFC issued $827.6 million of new senior debt, which, together with general corporate funds, was used to finance new business and redeem or retire $743.4 million of maturing debt.

         GFC satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, GFC relies on the issuance of commercial paper as a major funding source. During the first six months of 1994, GFC issued $3.8 billion of commercial paper (with an average of $593 million outstanding during this period) and raised $827.6 million, as noted above, through new long-term financing facilities of one to seven year durations. GFC recently filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities. GFC currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $950 million. Separately, GFC also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $950 million. Both of these facilities support GFC's outstanding commercial paper and short- term borrowings.

         Maturities of long-term debt outstanding at June 30, 1994 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) will approximate $445,875,000

(for the last six months of 1994), $563,202,000 (1995), $399,221,000 (1996),
$358,625,000 (1997), $349,305,000 (1998) and $874,934,000 (thereafter).

         The Company utilizes derivative instruments to manage exposure to fluctuations in interest rates arising from normal business operations. Typically, these agreements are entered into when the Company issues new debt to match the interest rate characteristics of its assets and liabilities. The Company continually monitors its position relative to derivatives and does not utilize speculative derivative instruments. The agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions.

         GFC had outstanding 43 interest rate conversion agreements with notional principal amounts totaling $1.8 billion. Seventeen agreements with notional principal amounts of $573 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.3% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 26 agreements with notional principal amounts of $1.19 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of one to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. In the third quarter of 1993, GFC entered into four three year interest rate hedge agreements on $750 million of floating-rate borrowings to effectively guarantee a spread of approximately 2.3% between its borrowing rate (the London Interbank Offered Rate ("LIBOR")) and the Prime interest rate. The Company has also entered into three basis swaps with notional principal amounts of $178 million and remaining terms of four months to four years.

         GFC's aggregate cost of funds has declined to 6.0% for the six months of 1994 from 6.3% for the six months of 1993. GFC's cost of and access to capital resources is significantly influenced by its debt ratings.

         GFC Financial announced in the third quarter of 1992 that it intended to repurchase its securities on the open market, from time to time, to provide sufficient shares to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. The repurchase program was commenced in the fourth quarter of 1992 with 487,409 shares being acquired through December 31, 1993. No shares were acquired in the first six months of 1994. The program may be discontinued at any time.

         The agreements pertaining to long-term debt of GFC include various restrictive covenants and require the maintenance of certain defined financial ratios with which GFC has complied. Under one of these covenants, dividend payments are limited to 50 percent of the sum of accumulated earnings and the proceeds from equity issued, excluding the Offering, after December 31, 1991.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS

         Following the spin-off from The Dial Corp in March 1992, the Company decided to focus its resources and capital on its core domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the spin-off that were not associated with the Company's core domestic commercial finance activities. The Company has concentrated on redeploying the capital previously invested in such businesses and has raised additional capital to support internal portfolio growth and to make selected acquisitions which complement the Company's core operations.
This strategy has resulted in (i) the managed liquidation and sale of the Greyhound European Financial Group and Latin America loan portfolios, (ii) an increase (excluding acquisitions) in GFC's domestic loan portfolio from March 31, 1992, (iii) the acquisition of the Asset Based Finance group from U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, and (vi) the acquisition of TriCon. In 1994, the Company raised an additional $226.6 million of equity through the sale of 8,050,000 shares in a secondary offering, has expanded its debt sources through a $1 billion shelf registration with the SEC and has increased its revolving credit lines to $1.9 billion. As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its core business operations in the United States, rather than on terminating discontinued operations.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   The following exhibits are filed herewith:

                  Exhibit No.         Document
                  ----------          --------
                  11             Computation of Earnings Per Share.

                  12             Computation of Ratio of Income to Combined Fixed
                                  Charges and Preferred Stock Dividends (interim period).

         (b)      Reports on Form 8-K:

         A Report on Form 8-K dated April 14, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the three months ended March 31, 1994 (unaudited).

         A Report on Form 8-K dated May 2, 1994 was filed by Registrant, which reported under Item 5 the consummation of the TriCon acquisition.

         A Report on Form 8-K dated May 23, 1994 was filed by Registrant, which reported under Item 5 the completion of the sale of 8,050,000 shares of common stock to the public and the expanded credit facilities with various lenders to $1.9 billion, divided between a three-year and one-year facility for $950 million each and under Item 7 the Sixth Amendment and Restatement to the Credit Agreement dated as of May 31, 1976 and the Credit Agreement (Short-term Facility) dated as of May 16, 1994.

         A Report on Form 8-K dated July 19, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the three months and six months ended June 30, 1994 (unaudited).

                           GFC FINANCIAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           GFC FINANCIAL CORPORATION

                                  (Registrant)





Dated:   August 5, 1994     By: /s/        Bruno A. Marszowski
                            ---------------------------------------------------
                                Bruno A. Marszowski, Vice President-Controller Principal Accounting Officer/Authorized Officer

                           GFC FINANCIAL CORPORATION
                         COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                            JUNE 30, 1994 FORM 10-Q


                                                                                                   Page No. in
                                                                                                  Sequentially
                                                                                                    Numbered
                                                                                                    Form 10-Q
       No.                           Title                                                            Report
- - ---------------      --------------------------------------------------                      ---------------------
      (11)           Computation of Earnings Per Share.                                                22

      (12)           Computation of Ratio of Income to Combined Fixed
                        Charges and Preferred Stock Dividends.                                         23