Form 10-Q
period 1994-09-30
GFC FINANCIAL CORP
filed 1994-11-14
CIK 883701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
 [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                September 30, 1994

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

                              YES [ X ]   NO [   ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of November 7, 1994, 28,163,372 shares of Common Stock ($0.01 par value) were outstanding.

                           GFC FINANCIAL CORPORATION


                               TABLE OF CONTENTS



                                                                                                Page No.
PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements.
            Consolidated Financial Information:

            Consolidated Balance Sheet - September 30, 1994 and
                  December 31, 1993                                                              1 - 2

            Consolidated Income Statement - Quarter and Nine Months
                  Ended September 30, 1994 and 1993                                                3

            Consolidated Statement of Stockholders' Equity - Nine Months
                  Ended September 30, 1994 and 1993                                                4

            Consolidated Statement of Cash Flows - Nine Months Ended
                  September 30, 1994 and 1993                                                      5

            Notes to Interim Consolidated Financial Information                                  6 - 20


      Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     20 - 23


PART II     OTHER INFORMATION
      Item 6.     Exhibits and Reports on Form 8-K.                                             23 - 24


      SIGNATURES                                                                                  25

                        PART I  -  FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           GFC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Dollars in Thousands)


                                                                     September 30,     December 31,
                                                                         1994             1993
                                                                     -------------     ------------
CASH AND CASH EQUIVALENTS                                            $   32,763        $      929

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned
   income of $233,470 and $72,747, respectively                       3,745,634         2,343,755

 Direct financing leases                                                754,849            71,812
 Operating leases                                                       339,760           147,222
 Leveraged leases                                                       286,720           283,782
 Factored receivables                                                   167,136
                                                                     ----------        ----------
                                                                      5,294,099         2,846,571

Less reserve for possible credit losses                                (115,231)          (64,280)
                                                                     ----------        ----------
 Investment in financing transactions - net                           5,178,868         2,782,291

OTHER ASSETS AND DEFERRED CHARGES                                       218,041            51,102
                                                                     ----------        ----------
                                                                     $5,429,672        $2,834,322
                                                                     ==========        ==========





See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                  September 30,               December 31,
                                                                      1994                       1993
                                                                  -------------               ------------
LIABILITIES:
 Accounts payable and accrued expenses                            $  158,374                  $   46,067

 Customer deposits                                                     2,730                       3,064
 Due to factored clients                                             117,107
 Interest payable                                                     21,160                      23,633
 Short-term debt                                                         215                         510
 Senior debt                                                       4,162,071                   1,991,986

 Subordinated debt                                                                                86,790
 Deferred income taxes                                               196,372                     178,972
                                                                  ----------                  ----------
                                                                   4,658,029                   2,331,022
                                                                  ----------                  ----------

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 and 20,372,000 shares
   issued, respectively                                                  284                         204

 Additional capital                                                  687,889                     464,487
 Retained income                                                      92,072                      54,901
 Cumulative translation adjustments                                   (4,137)                     (7,773)
 Common stock in treasury, 150,000 and 292,000
   shares,  respectively                                              (4,465)                     (8,519)
                                                                  ----------                  ----------
                                                                     771,643                     503,300
                                                                  ----------                  ----------

                                                                  $5,429,672                  $2,834,322
                                                                  ==========                  ==========





See notes to interim consolidated financial information.

                                                     GFC FINANCIAL CORPORATION
                                                   CONSOLIDATED INCOME STATEMENT
                                           (Dollars in Thousands, except per share data)


                                                     Quarter Ended                  Nine Months Ended
                                                     September 30,                    September 30,
                                              ----------------------------------------------------------
                                                   1994          1993               1994         1993
                                              ----------------------------------------------------------
 Interest and other income                    $   108,985   $    56,765        $   266,516   $   163,561

 Financing lease income                            20,689         4,613             40,281        13,514
 Operating lease income                            17,975         3,566             36,704        11,331
                                              -----------   -----------        -----------   -----------
 Interest earned from financing
  transactions                                    147,649        64,944            343,501       188,406
 Interest expense                                  65,881        30,788            152,662        92,779
 Operating lease depreciation                      11,345         1,494             21,626         4,338
                                              -----------   -----------        -----------   -----------
 Interest margins earned                           70,423        32,662            169,213        91,289

 Provision for possible credit losses               2,215           178             10,353         3,706
                                              -----------   -----------        -----------   -----------
 Net interest margins earned                       68,208        32,484            158,860        87,583
 Gains on securitizations and sale
  of assets                                         1,169                            5,672         2,240
                                              -----------   -----------        -----------   -----------
                                                   69,377        32,484            164,532        89,823
 Selling, administrative and other
  operating expenses                               32,253        14,211             78,870        42,044
                                              -----------   -----------        -----------   -----------

 INCOME BEFORE INCOME TAXES                        37,124        18,273             85,662        47,779
 Income taxes:
  Current                                          14,867         6,666             34,711        17,304
  Adjustment to deferred taxes                                    4,857                            4,857
                                              -----------   -----------        -----------   -----------
 INCOME FROM CONTINUING
  OPERATIONS                                       22,257         6,750             50,951        25,618
 Income from discontinued
  operations                                                                                       4,208
                                              -----------   -----------        -----------   -----------

 NET INCOME                                   $    22,257   $     6,750        $    50,951   $    29,826
                                              ===========   ===========        ===========   ===========

 Earnings per common and equivalent
  share:
   Income from continuing operations          $      0.78   $      0.33        $      2.10   $      1.26
   Preferred dividends                                             0.01                             0.07
                                              -----------   -----------        -----------   -----------

   Income from continuing operations
    after preferred dividends                        0.78          0.32               2.10          1.19
   Income from discontinued
    operations                                                                                      0.21
                                              -----------   -----------        -----------   -----------

 Earnings per common and
  equivalent share                            $      0.78   $      0.32        $      2.10   $      1.40
                                              ===========   ===========        ===========   ===========
 Dividends declared per common
  share                                       $      0.18   $      0.18        $      0.54   $      0.50
                                              ===========   ===========        ===========   ===========
 Average outstanding common
  and equivalent shares                        28,620,000    20,359,000         24,284,000    20,390,000
                                              ===========   ===========        ===========   ===========


See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 ----------------------------
                                                                                   1994                1993
                                                                                 --------            --------
COMMON STOCK:
 Balance, beginning of period                                                    $    204            $    204
 Issuance of common stock                                                              80
                                                                                 --------            --------
 Balance, end of period                                                               284                 204
                                                                                 --------            --------

ADDITIONAL CAPITAL:
 Balance, beginning of period                                                     464,487             465,955
 Net change in unamortized amount of restricted stock                              (1,775)               (357)
 Issuance of common stock                                                         225,911
 Common stock in treasury used in connection with
  employee benefit plans                                                             (734)               (331)
                                                                                 --------            --------
 Balance, end of period                                                           687,889             465,267
                                                                                 --------            --------

NET UNREALIZED INVESTMENT LOSSES:
 Balance, beginning of period                                                                            (387)
 Change in net unrealized investment gains (losses)                                                       387
                                                                                 --------            --------
 Balance, end of period                                                             ---                 ---
                                                                                 --------            --------

RETAINED INCOME:
 Balance, beginning of period                                                      54,901              32,524
 Net income                                                                        50,951              29,826
 Dividends                                                                        (13,780)            (11,362)
                                                                                 --------            --------
 Balance, end of period                                                            92,072              50,988
                                                                                 --------            --------

CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of period                                                      (7,773)             (6,685)
 Unrealized translation gain                                                        3,636                  62
                                                                                 --------            --------
 Balance, end of period                                                            (4,137)             (6,623)
                                                                                 --------            --------

COMMON STOCK IN TREASURY:
 Balance, beginning of period                                                      (8,519)             (3,215)
 Purchase of shares                                                                                   (10,162)
 Shares used in connection with employee benefit plans                              4,054               2,273
                                                                                 --------            --------
 Balance, end of period                                                            (4,465)            (11,104)
                                                                                 --------            --------

TOTAL STOCKHOLDERS' EQUITY                                                       $771,643            $498,732
                                                                                 ========            ========

See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                        1994                  1993
                                                                                    -----------            ---------
OPERATING ACTIVITIES:
 Net income                                                                         $    50,951            $  29,826

  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Provision for possible credit losses                                                 10,353                3,706
    Operating lease depreciation                                                         21,626                4,338
    Other depreciation and amortization                                                   6,285                2,055
    Gains on securitization of assets                                                    (3,959)
    Income from discontinued operations                                                                       (4,208)
    Gains on sale of assets                                                              (1,713)              (2,240)
    Deferred income taxes                                                                17,400               11,592
   Change in assets and liabilities, net of effects from
    subsidiaries purchased:
    Increase in other assets                                                            (38,383)              (7,473)
    (Decrease) increase in accounts payable and accrued expenses                        (64,509)               6,509
    Decrease in customer deposits                                                          (401)              (7,492)
    Decrease in interest payable                                                         (2,473)             (15,631)
    Other                                                                                (1,862)                (295)
                                                                                    -----------            ---------
      Net cash (used) provided by operating activities                                   (6,685)              20,687
                                                                                    -----------            ---------
 INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                           22,840                2,482
  Proceeds from assets securitized                                                      115,507
  Principal collections on financing transactions                                       639,340              420,623
  Expenditures for financing transactions                                              (973,086)            (591,215)
  Net change in short-term financing transactions                                      (147,841)
  Purchase of Asset Based Finance                                                                            (69,808)
  Purchase of Ambassador Factors                                                       (246,285)
  Purchase of TriCon                                                                   (344,212)
  Sale of Verex Corporation                                                                                  171,500
  Net advances to discontinued insurance subsidiary                                                           57,321
  Other                                                                                   1,109                  220
                                                                                    -----------            ---------
    Net cash used by investing activities                                              (932,628)              (8,877)
                                                                                    -----------            ---------
 FINANCING ACTIVITIES:
  Long-term borrowings                                                                  827,550              200,000
  Net borrowings under commercial paper                                               1,036,915               15,966
  Repayment of long-term borrowings                                                  (1,125,609)            (167,664)
  Issuance of common stock                                                              225,991
  Redemption of preferred stock                                                                              (25,000)
  Proceeds from exercise of stock options                                                 3,320                1,942
  Common stock purchased for treasury                                                                        (10,162)
  Dividends                                                                             (13,780)             (11,362)
  Net change in due to factored clients                                                  16,760
                                                                                    -----------            ---------
    Net cash provided by financing activities                                           971,147                3,720
                                                                                    -----------            ---------
 INCREASE IN CASH AND CASH EQUIVALENTS                                                   31,834               15,530
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             929               18,203
                                                                                    -----------            ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    32,763            $  33,733
                                                                                    ===========            =========

See notes to interim consolidated financial information.

                           GFC FINANCIAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


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

        This information should be read in connection with the financial statements set forth in the GFC Financial Annual Report for the year ended December 31, 1993 heretofore filed with the Commission as Annex "A" to the Registrant's Annual Report on Form 10-K, as amended. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such Annual Report, as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

        The Company enters into derivative financial instruments as part of its interest rate risk management. The Company uses interest rate swaps and interest rate hedge agreements. These interest rate derivatives are accounted for using settlement or matched swap accounting. Periodic net cash settlements are recognized when they accrue.

        The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk is the nonperformance by the counterparties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

        The Financial Accounting Standards Board ("FASB") has issued a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994 and will be adopted by the Company effective January 1, 1995, has not yet been determined.

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

        The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1994, the results of operations for the quarter and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.


NOTE B  PORTFOLIO QUALITY

        The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                                               INVESTMENT IN FINANCING TRANSACTIONS
                                                        BY LINE OF BUSINESS
                                                        SEPTEMBER 30, 1994
                                                      (Dollars in Thousands)
                                                          Revenue Accruing
                                        -----------------------------------------------------
                                                                                     Repos-
                                          Original       Rewritten    Operating      sessed
                                            Rate         Contracts     Leases       Assets(3)
                                        -----------------------------------------------------
 Commercial Real Estate Finance         $  651,406       $ 7,500      $             $30,853
 Transportation Finance (1)                472,284        14,455       163,814
 Resort Finance                            603,289         4,783           530       13,035
 Communications Finance                    523,358         6,250                      8,977
 Corporate Finance                         206,776        22,200         5,181
 Asset Based Finance                       259,714
 Consumer Rediscounting                     59,461
 European Finance (2)                       87,422         1,954         4,269
 Ambassador Factors                        328,619
 Medical Finance                           305,996                     146,323

 Franchise Finance                         276,013         7,363
 Vendor Service                            263,382
 Commercial Credit Services                257,045
 Commercial Equipment Finance              245,635           868        24,824
 Government Finance                         93,804
 Capital Services                           10,700
                                        ----------       -------      --------      -------

 TOTAL (4)                              $4,644,904       $65,373      $344,941      $52,865
                                        ==========       =======      ========      =======

                                                   Nonaccruing
                                        ----------------------------------
                                          90 Days       Repos-                       Total
                                           Delin-       sessed                      Carrying
                                           quent        Assets     Other             Amount          %
                                        ----------------------------------        ----------------------
 Commercial Real Estate Finance         $    998       $28,293     $               $  719,050       13.6
 Transportation Finance (1)                                                           650,553       12.3
 Resort Finance                                         20,009        143             641,789       12.1
 Communications Finance                    6,593        27,048        671             572,897       10.8
 Corporate Finance                         6,759         3,787        297             245,000        4.6
 Asset Based Finance                                                                  259,714        4.9
 Consumer Rediscounting                                                                59,461        1.1
 European Finance (2)                     19,818            11                        113,474        2.1
 Ambassador Factors                       11,151         1,953                        341,723        6.5
 Medical Finance                           2,437                                      454,756        8.6

 Franchise Finance                        14,710                                      298,086        5.6
 Vendor Service                           21,459                                      284,841        5.4
 Commercial Credit Services                1,263                                      258,308        4.9
 Commercial Equipment Finance              8,896                                      280,223        5.3
 Government Finance                          579                                       94,383        1.8
 Capital Services                          9,141                                       19,841        0.4
                                        --------       -------     ------          ----------      -----

 TOTAL (4)                              $103,804       $81,101     $1,111          $5,294,099      100.0
                                        ========       =======     ======          ==========      =====

NOTES:
(1) Transportation Finance includes $46.7 million of new aircraft finance business booked through the London office. In addition, operating leases include certain aircraft and engines having a carrying amount of $51.8 million that were combined as one transaction pursuant to a participation agreement with an engine and hushkitting company.

(2) The European Finance balance includes transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Finance includes $40.4 million of Consumer Finance assets, of which $6.6 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income totaling $2.6 million on repossessed assets during 1994, including $1.4 million in Commercial Real Estate Finance, $0.7 million in Resort Finance and $0.5 million in Communications Finance.

(4) Excludes $307.5 million of assets securitized which the Company manages.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1993
                             (Dollars in Thousands)

                                                          Revenue Accruing
                                        -----------------------------------------------------
                                                                                     Repos-
                                          Original      Rewritten    Operating       sessed
                                            Rate        Contracts      Leases      Assets(4)
                                        -----------------------------------------------------
 Commercial Real Estate Finance (1)     $  500,598       $ 1,574     $              $27,844
 Transportation Finance (1) (2)            457,741                    146,675
 Resort Finance                            530,070         4,869          547        12,163
 Communications Finance                    487,890         7,989                      8,949
 Corporate Finance (1)                     221,711        27,921
 Asset Based Finance                       176,068
 Consumer Rediscounting                     19,439
 European Finance (3)                      107,486         4,430
                                        ----------       -------     --------       -------
 TOTAL                                  $2,501,003       $46,783     $147,222       $48,956
                                        ==========       =======     ========       =======

                                                           Nonaccruing
                                              -----------------------------------
                                               90 Days       Repos-                         Total
                                                Delin-       sessed                        Carrying
                                                quent        Assets         Other           Amount       %
                                              -----------------------------------         ------------------
 Commercial Real Estate Finance (1)           $ 1,055       $25,542         $             $  556,613    19.6
 Transportation Finance (1) (2)                   841                                        605,257    21.2
 Resort Finance                                              19,001          440             567,090    19.9
 Communications Finance                         8,264        25,030                          538,122    18.9
 Corporate Finance (1)                          2,277         7,428          386             259,723     9.1
 Asset Based Finance                                                                         176,068     6.2
 Consumer Rediscounting                                                                       19,439     0.7
 European Finance (3)                          12,320            23                          124,259     4.4
                                              -------       -------         ----          ----------   -----
 TOTAL                                        $24,757       $77,024         $826          $2,846,571   100.0
                                              =======       =======         ====          ==========   =====



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

(3) The European Finance balance includes transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Finance includes $45.3 million of Consumer Finance assets, of which $9.6 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.

REWRITTEN CONTRACTS:

        In the normal course of business, the Company has renegotiated certain contracts and has modified them with respect to rates and other terms. At September 30, 1994 and December 31, 1993, the Company had approximately $65.4 million and $46.8 million, respectively, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are all current under the revised terms and yield on a weighted average basis a return of approximately 10%.

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

        Total nonaccruals increased to $186.0 million at September 30, 1994 from $102.6 million at December 31, 1993. This increase primarily is due to the inclusion of nonaccruing assets of TriCon ($60 million) and Ambassador ($14.7 million). The total at September 30, 1994 represented 3.3% of funds employed and assets securitized ("managed assets") compared to 3.6% of funds employed at December 31, 1993.

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

        The reserve and accrued liabilities for possible credit losses of $130.7 million at September 30, 1994 represents 2.3% of the aggregate carrying amount of managed assets before deducting such reserve. Accrued liabilities of $15.5 million represent an allowance for estimated losses under certain recourse provisions on $307.5 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 ----------------------------
                                                                                   1994                1993
                                                                                 --------             -------
                                                                                  (Dollars in Thousands)
 Balance, beginning of period                                                    $ 64,280             $69,291

 Provision for possible credit losses                                              10,353               3,706
 Write-offs                                                                       (19,009)             (8,337)
 Recoveries                                                                         1,109                 434
 Other (including addition of TriCon and Ambassador reserves)                      58,498               1,245
                                                                                 --------             -------
 Balance, end of period                                                          $115,231             $66,339
                                                                                 ========             =======

        The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

NOTE C  RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS)

        During the nine months ended September 30, 1994, the Company transferred its interests in approximately $125.4 million of its direct finance lease portfolio for $135.0 million. These transfers provide limited recourse for credit losses to the Company and certain of its assets. As of September 30, 1994, $56.7 million of finance lease receivables are the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure limited to $95.2 million. An outstanding allowance for estimated losses under these recourse provisions of $15.5 million is included in accounts payable and accrued expenses. The Company will service these lease contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.


NOTE D  BORROWINGS

        Senior and subordinated debt was as follows:

                                                                      September 30,           December 31,
                                                                          1994                    1993
                                                                      -------------           ------------
                                                                              (Dollars in Thousands)
 Senior debt:
  Commercial paper and short-term bank loans
   supported by unused long-term bank revolving credit
   agreements, less unamortized discount                               $1,552,789              $  515,876
  Medium-term notes due to 2003, 4.5% to 12.5%                          1,228,363                 751,500
  Term loans payable to banks due to 1996, 4.2%                           130,001                 150,000
  Senior notes due to 2002, 6.8% to 16.0%, less
   unamortized discount                                                 1,232,829                 555,666
  Nonrecourse installment notes due to 2002, 10.6%
   (assets of $25,189 and $25,613, respectively,
   pledged as collateral)                                                  18,089                  18,944
                                                                       ----------              ----------
 Total senior debt                                                      4,162,071               1,991,986
                                                                       ----------              ----------
 Subordinated debt repaid in 1994, 14.1%                                                           86,790
                                                                       ----------              ----------
 TOTAL                                                                 $4,162,071              $2,078,776
                                                                       ==========              ==========



NOTE E  DERIVATIVES

        The following table provides information for each significant derivative product type. The derivatives are primarily related to interest rate swaps. These rate swaps generally involve the exchange of fixed- and floating-rate interest payments based on an underlying notional amount. The rates presented are as of October 25, 1994. To the extent that rates change, variable interest information will change.

                                                     GFC FINANCIAL CORPORATION
                                            DERIVATIVE MATURITIES AND AVERAGE INTEREST
                                                       (Dollars in Millions)


                                                              Maturities of Derivative Products
                                                  --------------------------------------------------------

                                                                                                    There-    Sept. 30
                                                  1994      1995       1996      1997       1998    after       1994
                                                  --------------------------------------------------------    --------
RECEIVE FIXED-RATE SWAPS:

   Notional value                                 $         $   40     $  100    $  275     $  325   $  450    $1,190
   Weighted average receive rate                             5.52%      5.22%     6.80%      6.76%    6.72%     6.58%
   Weighted average pay rate                                 6.00%      5.69%     5.69%      5.69%    5.76%     5.73%
PAY FIXED-RATE GENERIC SWAPS:
   Notional value                                               30        225       125         50                430
   Weighted average receive rate                             6.00%      5.79%     5.69%      6.00%              5.80%

   Weighted average pay rate                                 9.09%      6.22%     7.20%      9.10%              7.04%
PAY FIXED-RATE AMORTIZING SWAPS:
   Notional value                                     67       137         66        18                           288
   Weighted average receive rate                   4.98%     4.98%      4.98%     4.98%                         4.98%
   Weighted average pay rate                       4.66%     4.88%      5.25%     6.18%                         4.99%

INTEREST RATE HEDGE AGREEMENTS:
   Notional value                                                         750                                     750
   Weighted average receive rate                                        1.75%                                   1.75%
   Weighted average pay rate                                            1.75%                                   1.75%
BASIS SWAPS:
   Notional value                                     50        76                             128                254

   Weighted average receive rate                   5.01%     5.07%                           5.78%              5.42%
   Weighted average pay rate                       5.13%     5.58%                           6.10%              5.75%
                                                  ------    ------     ------    ------     ------   ------    ------
TOTAL NOTIONAL VALUE                              $  117    $  283     $1,141    $  418     $  503   $  450    $2,912
                                                  ======    ======     ======    ======     ======   ======    ======
TOTAL WEIGHTED AVERAGE RATES ON SWAPS:
   Receive rate                                    4.99%     5.19%      3.04%     6.39%      6.44%    6.72%     4.96%
                                                  ======    ======     ======    ======     ======   ======    ======

   Pay rate                                        4.86%     5.67%      3.18%     6.16%      6.13%    5.76%     4.83%
                                                  ======    ======     ======    ======     ======   ======    ======


NOTE F  INCOME TAXES

        The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1994            1993
Federal statutory income tax rate                                         35.0%           35.0%

State income tax (net of federal deduction)                                4.6%            3.9%
Foreign tax effects                                                        1.7%           (1.6)%
Other                                                                     (0.8)%          (1.1)%
                                                                          ------          ------
Current income taxes                                                      40.5%           36.2%
Adjustment to deferred taxes                                                              10.2%
                                                                          ------          ------
Provision for income taxes                                                40.5%           46.4%
                                                                          ======          ======


NOTE G   AVERAGE BALANCES/INTEREST MARGIN/AVERAGE ANNUAL RATES

         The following table presents a breakdown of the Company's average balance sheet, interest margins and average annual rates for the nine months ended or at September 30, 1994:

                                                               Nine Months Ended                       Nine Months Ended
                                                                     or at                                   or at
                                                             September 30, 1994 (1)                  September 30 , 1993
                                                      -----------------------------------    ----------------------------------
                                                        Average                  Average       Average                 Average
ASSETS:                                                 Balance     Interest      Rate         Balance    Interest      Rate
                                                      -----------------------------------    ----------------------------------
 Cash and cash equivalents                            $   28,124    $                        $   25,968   $
 Investment in financing transactions                  4,133,146     321,875    11.4% (2)     2,541,694    184,068    11.0% (2)
                                                                    --------                              --------
  Less reserve                                           (92,582)                               (67,815)
                                                      ----------                             ----------
 Investment in financing transactions - net            4,040,564                              2,473,879
                                                      ----------                             ----------

 Investment in and advances to Verex Corporation                                                110,656
 Other assets and deferred charges                       173,695                                 49,827
                                                      ----------                             ----------
                                                      $4,242,383                             $2,660,330
                                                      ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Other liabilities                                    $  217,053                             $   66,451
 Senior and subordinated debt                          3,201,482     152,662     6.4%         1,906,758     92,779     6.5%
 Deferred income taxes                                   189,132                                181,057
                                                      ----------                             ----------
                                                       3,607,667                              2,154,266
Redeemable preferred stock                                                                       12,500
Stockholders' equity                                     634,716                                493,564
                                                      ----------                             ----------
                                                      $4,242,383                             $2,660,330
                                                      ==========                             ==========
Interest income/average earning assets (2)                           321,875    11.4%                      184,068    11.0%
Interest expense/average earning assets (2) (3)                      152,662     5.4%                       92,779     5.5%
                                                                    --------    -----                     --------    ------
Interest margin earned (3)                                          $169,213     6.0%                     $ 91,289     5.5%
                                                                    ========    =====                     =========   ======

- ---------------
(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).
(2)    Average earning assets ($3,759,107 and $2,226,670 for 1994 and 1993, respectively) are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the nine months ended September 30, 1994, excluding the impact of derivatives, interest expense would have been $170,966 or 6.1% of average earning assets and interest margins earned would have been $150,909 or 5.4% of average earning assets. For the nine months ended September 30, 1993, excluding the impact of derivatives, interest expense would have been $112,623 or 6.7% of average earning assets and interest margins would have been $71,445 or 4.3% of average earning assets.

NOTE H  RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED STOCK
        DIVIDENDS

        The following are the ratios of income to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1994 and 1993 and the years ended December 31, 1993, 1992 and 1991.

                                                            Nine Months
                                                               Ended                      Year Ended
                                                           September 30,                 December 31,
                                                           --------------           ----------------------
                                                           1994      1993           1993     1992     1991
                                                           --------------           ----------------------
 Ratio of income to combined fixed charges
   and preferred stock dividends                           1.56      1.41           1.52     1.35      --
                                                           ====      ====           ====     ====     =====

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


NOTE I   PURCHASES OF AMBASSADOR FACTORS AND TRICON CAPITAL

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

         The following Pro Forma Statements of Consolidated Income for the nine months ended September 30, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively and give effect to the Offering as of such dates. The Pro Forma Statements of Consolidated Income are unaudited and are not necessarily indicative of the results that would have occurred if such acquisitions had been consummated as of January 1, 1994 or January 1, 1993, nor are they necessarily indicative of the results of future operations.


                                                     GFC FINANCIAL CORPORATION
                                            PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                                               NINE MONTHS ENDED SEPTEMBER 30, 1994
                                           (Dollars in Thousands, except per share data)


                                                             Historical                     Pro Forma Adjustments
                                                 ------------------------------------    ---------------------------
                                                                             TriCon
                                                              Ambassador    January
                                                               January     thru April    Ambassador       TriCon
                                                 Company (1)   1994 (1)     1994 (1)        (1)             (1)         Pro Forma
                                                 ------------------------------------    ---------------------------   -----------
Interest earned from financing transactions      $   343,501     $3,072     $75,566        $(000)       $(3,158) (7)   $   419,481
                                                                                                            500  (8)
Interest expense and depreciation                    174,288        563      37,711          271  (2)     1,538  (9)       214,371
                                                 -----------    -------     -------        -----        -------        -----------
Interest margins earned                              169,213      2,509      37,855         (271)        (4,196)           205,110
Provision for possible credit losses                  10,353        500       7,749                                         18,602
                                                 -----------    -------     -------        -----        -------        -----------
Net interest margins earned                          158,860      2,009      30,106         (271)        (4,196)           186,508
Gains on securitizations and sale of assets            5,672                                                                 5,672
                                                 -----------    -------     -------        -----        -------        -----------
                                                     164,532      2,009      30,106         (271)        (4,196)           192,180
Selling, administrative and other operating
 expenses                                             78,870        634      18,198          206  (3)     1,164  (10)       99,408
                                                                                              83  (4)       253  (8)
                                                 -----------    -------     -------        -----        -------        -----------
                                                      85,662      1,375      11,908         (560)        (5,613)            92,772
Income taxes                                          34,711        649       4,059         (224) (5)    (2,245) (11)       36,851
                                                                                             (99) (6)
                                                 -----------    -------     -------        -----        -------        -----------
NET INCOME                                       $    50,951    $   726     $ 7,849        $(237)       $(3,368)       $    55,921
                                                 ===========    =======     =======        =====        =======        ===========

Earnings per common share (14)                   $      2.10                                                           $      1.96
                                                 ===========                                                           ===========

Average outstanding and equivalent                24,284,000                                                            28,500,000
 shares (14)                                     ===========                                                           ===========

                                                     GFC FINANCIAL CORPORATION
                                            PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                                               NINE MONTHS ENDED SEPTEMBER 30, 1993
                                           (Dollars in Thousands, except per share data)


                                                            Historical                  Pro Forma Adjustments          Pro
                                                ---------------------------------    ---------------------------
                                                  Company    Ambassador   TriCon     Ambassador       TriCon          Forma
                                                ---------------------------------    ---------------------------   -----------
Interest earned from financing transactions     $   188,406    $28,522   $178,140    $              $(3,527) (7)   $   392,666
                                                                                                      1,125  (8)
Interest expense and depreciation                    97,117      4,865     91,771      3,170  (2)     3,460  (9)       200,383
                                                -----------    -------   --------    -------        -------        -----------
Interest margins earned                              91,289     23,657     86,369     (3,170)        (5,862)           192,283
Provision for possible credit losses                  3,706      5,200     17,956                                       26,862
                                                -----------    -------   --------    -------        -------        -----------
Net interest margins earned                          87,583     18,457     68,413     (3,170)        (5,862)           165,421
Gains on sale of assets                               2,240                                                              2,240
                                                -----------    -------   --------    -------        -------        -----------
                                                     89,823     18,457     68,413     (3,170)        (5,862)           167,661
Selling, administrative and other
 operating expenses                                  42,044      6,222     35,581      1,853  (3)     2,618  (10)       89,637
                                                                                         750  (4)       569  (8)
                                                -----------    -------   --------    -------        -------        -----------
                                                     47,779     12,235     32,832     (5,773)        (9,049)            78,024
Income taxes                                         22,161      5,942     15,301     (2,309) (5)    (3,620) (11)       33,313
                                                                                        (918) (6)    (3,244) (12)
                                                -----------    -------   --------    -------        -------        -----------
Income from continuing operations                    25,618      6,293     17,531     (2,546)        (2,185)            44,711
Income from discontinued operations                   4,208                                                              4,208
Cumulative effect of changes in
 accounting principles                                             480      5,763                                        6,243
                                                -----------    -------   --------    -------        -------        -----------
NET INCOME                                      $    29,826    $ 6,773   $ 23,294    $(2,546)       $(2,185)       $    55,162
                                                ===========    =======   ========    =======        =======        ===========

Income from continuing operations after
 preferred dividends (14)                       $      1.19                                                        $      1.53
                                                ===========                                                        ===========

Earnings per common share (14)                  $      1.40                                                        $      1.89
                                                ===========                                                        ===========

Average out standing common
 and equivalent shares (14)                      20,390,000                                                         28,440,000
                                                ===========                                                        ===========

              NOTES TO PRO FORMA STATEMENTS OF CONSOLIDATED INCOME

(1) Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the nine months ended September 30, 1994 related to the acquisitions of Ambassador and TriCon present the effects of the one month and four months, respectively, not included in the Company's historical financial statements.

ACQUISITION OF AMBASSADOR

(2)   To record the estimated interest expense ($271,000 - 1994; $3,170,000
      - 1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet.

(3)   To record amortization of goodwill ($206,000 - 1994; $1,853,000 -
      1993) based on an amortization period of twenty years and amortization of the covenant not to compete over one year (see Note (13)).

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $750,000 - 1993).

(5)   To record the income tax effect ($224,000 - 1994; $2,309,000 - 1993)
      of Notes (2), (3), and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $918,000 - 1993).

ACQUISITION OF TRICON

(7) To reduce interest earned from financing transactions for the income recorded on assets not purchased by the Company in 1994 and 1993 ($3,158,000 - 1994; $3,527,000 - 1993).

(8)   To reflect base fees ($500,000 - 1994; $1,125,000 - 1993) and incremental costs ($253,000  - 1994; $569,000 - 1993) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(9)   To  record interest expense ($1,538,000 - 1994; $3,460,000 - 1993)
      resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund a deferred tax payment and dividends, reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition.

(10)  To record amortization of goodwill ($1,164,000 - 1994; $2,618,000 -
      1993) based on an amortization period of twenty years (see Note (13)).

(11)  To record the income tax effect ($2,245,000 - 1994; $3,620,000 - 1993)
      of Notes (7) through (10) at the Company's effective incremental income tax rate of 40%.

(12) To reduce TriCon's income taxes for the effect of increases in income tax rates for 1993 (principally the increase in the federal tax rate) due to the deferred tax payment and the new tax basis in assets at the beginning of the pro forma period ($3,244,000).

(13) Goodwill may be adjusted as the final allocation of the values of the purchased assets and liabilities is established.

(14) Pro forma per share amounts are calculated assuming the 8,050,000 shares of the Company's common stock were issued at the beginning of the respective periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                  TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993


        The following discussion relates to GFC Financial Corporation ("GFC Financial" or the "Company"), including Greyhound Financial Corporation ("GFC") and subsidiaries, including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994.

RESULTS OF OPERATIONS
        Income from continuing operations increased 99% during the nine months of 1994 to $51.0 million from $25.6 million in the comparable 1993 period. The 1994 results include income for eight and five months from Ambassador and TriCon, respectively. Net income for the 1994 period rose to $51.0 million from $29.8 million in 1993, an increase of 71%. Net income in 1993 included $4.2 million of income from the Company's discontinued mortgage insurance subsidiary sold in July 1993. Income from continuing operations and net income in 1993 included a $4.9 million adjustment for tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

        INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest earned from financing transactions and interest expense and operating lease depreciation, increased to $169.2 million for the nine months of 1994 from $91.3 million for the comparable 1993 period, an increase of 85%.

        This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the growth was new business, which totaled $1.12 billion for the nine months of 1994 compared to $591 million for the 1993 period (an increase of 90%).

        Interest margins earned, measured as a percent of average earning assets, were strong at 6.0%. This measurement compares to 5.5% for the 1993 period and reflects the contributions of the acquisitions made in 1994 as well as the continuing strong returns of the core finance operations.

        The improvement in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses (collectively "operating expenses").

        NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were higher by $6.6 million during the first nine months of 1994 compared to the same period in 1993. The higher loss provisions are consistent with the requirements of a larger portfolio and the risk characteristics of some of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the higher risk profile associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 70.3% of nonaccruing assets and at 2.3% of funds employed and securitizations.

        Selling, administrative and other operating expenses were up by approximately $36.8 million in the 1994 period reflecting an increase consistent with the growth in assets. The running rate of these expenses (measured as a percent of interest margins earned) was 46.6% (for the combined entities) in 1994, an increase from 46.1% for GFC (which excluded TriCon and Ambassador) in 1993.

        GAINS ON SECURITIZATIONS AND SALE OF ASSETS. Gains on securitizations and sale of assets were $3.4 million higher in 1994 compared to the same period in 1993. The increase principally is the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets recorded in the second quarter of 1994.

        INCOME TAXES. Income taxes for the nine months of 1994 increased to $34.7 million from $22.2 million in 1993. This increase is attributable to:
(a) higher income before income taxes; (b) higher income tax rates in 1994 (both federal and state), and (c) increased foreign income taxes. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40.5% for 1994 and 36.2% for 1993, excluding the tax adjustment for the Company's leveraged lease portfolio.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        Funds employed increased by $2.5 billion to $5.3 billion at September 30, 1994 from $2.8 billion at December 31, 1993. This increase is attributable to the acquisition of TriCon ($1.8 billion) and Ambassador ($329 million) in 1994 and new business generated ($1.12 billion) by the core finance operations in 1994.

        The reserve and accrued liabilities increased by $66.4 million in 1994 to $130.7 million. The increase in the reserve and accrued liabilities during the nine months consisted of increases due to loss provisions of $10.4 million which were applicable to portfolio growth, $62.6 million of reserves and accrued liabilities acquired with TriCon and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $19.0 million.

        The Company had total debt of approximately $4.2 billion or 5.4 times its equity base of $771.6 million at September 30, 1994. The Company also had deferred income taxes of $196 million at that date as part of its capital base to help finance its lending activities.

        Growth in funds employed is typically financed by internally generated cash flow and additional borrowings. During the first nine months of 1994, GFC issued $828 million of new senior debt, which, together with general corporate funds and the proceeds of an equity offering, was used to finance new business and redeem or retire $1,126 million of maturing debt.

        GFC satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, GFC relies on the issuance of commercial paper as a major funding source. During the first nine months of 1994, GFC issued $6.3 billion of commercial paper (with an average of $810 million outstanding during this period) and raised $828 million, as noted above, through new long-term financing facilities of one to seven year durations. At September 30, 1994 and December 31, 1993, commercial paper and short-term bank borrowings totaling $1.6 billion and $516 million, respectively, are supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at GFC's option. In the second quarter of 1994, GFC filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities, $900 million of which remains available. GFC currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, GFC also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion. Both of these facilities support GFC's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans to the extent that it experiences significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. There were no borrowings under these facilities during 1994.

        Maturities of long-term debt outstanding at September 30, 1994 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) will approximate $63,985,000 (for the last three months of 1994), $563,202,000 (1995), $399,221,000 (1996), $358,625,000
(1997), $349,305,000 (1998) and $874,944,000 (thereafter).

        The Company utilizes derivative instruments to minimize its exposure to fluctuations in interest rates arising from normal business operations. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and maintains a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets are financed with floating-rate liabilities and fixed-rate assets are financed with fixed-rate liabilities. In instances where the lowest cost of borrowing sources are fixed-rate instruments to finance floating-rate assets, the Company utilizes derivative instruments to convert those fixed-rate liabilities into floating-rate liabilities. Through this matched funding strategy, the Company minimizes its overall debt costs and mitigates variability in interest rates. The Company's matched funding policy requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of investment in financing transactions ("funds employed"), does not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed. The Company's derivative policy also stipulates that the maximum exposure to any one counterparty, relative to the derivative products, is limited to 10% of the Company's outstanding debt at the time of that transaction. The Company continually monitors its position relative to derivatives and does not utilize speculative derivative instruments.

        During the nine months ended September 30, 1994 and 1993, the use of derivatives decreased interest expense by $18.3 million, a decrease in the annual aggregate cost of funds of 0.8%, and $19.8 million, a decrease in the aggregate cost of funds of 1.4%, respectively. These reductions in interest expense from off-balance sheet derivatives effectively alters on-balance sheet costs and must be viewed as total interest rate management.

        The Company had outstanding 46 interest rate conversion agreements with notional principal amounts totaling $1.9 billion. Twenty agreements with notional principal amounts of $718 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.3% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 26 agreements with notional principal amounts of $1.19 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month London Interbank Offered Rate ("LIBOR") (remaining terms of one to eight years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. The Company has also entered into five basis swaps with notional principal amounts of $254 million and remaining terms of one month to four years.

        In the third quarter of 1993, GFC entered into four three-year interest rate hedge agreements on $750 million of floating- rate borrowings. GFC's assets are primarily Prime based while a portion of its liabilities are LIBOR based. The agreements enable GFC to hedge against a narrowing of the spread between the Prime and the LIBOR interest rates.

        The Company's aggregate cost of funds has declined to 6.2% for the nine months of 1994 from 6.3% for the nine months of 1993. The Company's cost of and access to capital resources is significantly influenced by its debt ratings.

        GFC Financial announced in the third quarter of 1992 that it intended to repurchase its securities on the open market, from time to time, to provide sufficient shares to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. The repurchase program was commenced in the fourth quarter of 1992 with 487,409 shares being acquired through December 31, 1993. No shares were acquired in the first nine months of 1994. Subsequently, the Company has repurchased shares. The program may be discontinued at any time.

        The agreements pertaining to long-term debt of the Company include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company has complied. Under one of these covenants, dividend payments are limited to 50 percent of the sum of accumulated earnings and the proceeds from equity issued, excluding the Offering, after December 31, 1991.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS
        Following the spin-off from The Dial Corp in March 1992, the Company decided to focus its resources and capital on its core domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the spin-off that were not associated with the Company's core domestic commercial finance activities. The Company has concentrated on redeploying the capital previously invested in such businesses and has raised additional capital to support internal portfolio growth and to make selected acquisitions which complement the Company's core operations.
This strategy has resulted in (i) the managed liquidation and sale of the Greyhound European Financial Group and Latin America loan portfolios, (ii) an increase (excluding acquisitions) in GFC's domestic loan portfolio from March 31, 1992, (iii) the acquisition of the Asset Based Finance group from U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, and (vi) the acquisition of TriCon. In 1994, the Company raised an additional $226 million of equity through the sale of 8,050,000 shares in a secondary offering, has expanded its debt sources through a $1 billion shelf registration with the SEC and has increased its revolving credit lines to $2.0 billion. As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its core business operations in the United States, rather than on terminating discontinued operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are filed herewith:

                   Exhibit No.       Document
                   -----------       --------
                       11            Computation of Earnings Per Share.

                       12            Computation of Ratio of Income to Combined Fixed
                                     Charges and Preferred Stock Dividends (interim period).

                       27            Financial Data Schedule.

      (b)   Reports on Form 8-K:

            A Report on Form 8-K dated July 19, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the six months ended June 30, 1994 (unaudited).

            A Report on Form 8-K dated October 18, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the nine months ended September 30, 1994 (unaudited).

                           GFC FINANCIAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          GFC FINANCIAL CORPORATION

                                 (Registrant)





Dated:  November 11, 1994        By: /s/   Bruno A. Marszowski
                                 -----------------------------------------------------------
                                 Bruno A. Marszowski, Senior Vice President, Chief Financial
                                  Officer and Controller
                                 Principal Accounting Officer/Authorized Officer

                           GFC FINANCIAL CORPORATION
                         COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                          SEPTEMBER 30, 1994 FORM 10-Q


                                                                                         Page No. in
                                                                                        Sequentially
                                                                                          Numbered
                                                                                          Form 10-Q
    No.                                      Title                                         Report
- -----------        ----------------------------------------------------------           ------------
   (11)            Computation of Earnings Per Share.                                         27
   (12)            Computation of Ratio of Income to Combined Fixed
                     Charges and Preferred Stock Dividends.                                   28
   (27)            Financial Data Schedule.                                                   29