Form 10-K
period 1994-12-31
FINOVA GROUP INC
filed 1995-03-21
CIK 883701

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594

                              --------------------

                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For the Fiscal Year Ended December 31, 1994       Commission File Number 1-11011

                              THE FINOVA GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 86-0695381
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.
    Incorporation or Organization)


 1850 North Central Ave., P. O. Box 2209
            Phoenix, AZ                                   85002-2209
(Address of Principal Executive Offices)                  (Zip Code)

        Registrant's Telephone Number, Including Area Code - 602-207-4900

                              --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
   Title of Each Class                             on Which Registered
- -----------------------------                     ---------------------
Common Stock, $0.01 par value                    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes____X______ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / X /

As of March 13, 1995, approximately 27,619,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $884,965,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                                                   Part Where
Document                                                                          Incorporated
- --------                                                                          ------------
1.  Proxy Statement relating to 1995 Annual Meeting of Stockholders of The
    FINOVA Group Inc. (but excluding information contained therein furnished
    pursuant to items 402(k) and (l) of SEC Regulation S-K.)                         III

================================================================================


                                            TABLE OF CONTENTS
                                               Name of Item
                                            -----------------


 Item #                                                                           Page
 ------                                                                           ----
                                 Part I

 Item 1      Business:
                 Introduction                                                       1
                 General                                                            1
                    Lines of Business                                               2
                    Portfolio Composition                                           4
                    Investment in Financing Transactions                            4
                    Cost and Utilization of Borrowed Funds                         15
                    Credit Ratings                                                 16
                    Residual Realization Experience                                16
                    Business Development and Competition                           17
                    Credit Quality                                                 18
                    Risk Management                                                18
                    Portfolio Management                                           19
                    Delinquencies and Workouts                                     19
                    Governmental Regulation                                        20
                 Former Mortgage Insurance Operations                              20
                 Employees                                                         20
 Item 2      Properties                                                            20
 Item 3      Legal Proceedings                                                     21
 Item 4      Submission of Matters to a Vote of Security Holders                   21
Optional     Executive Officers of Registrant                                      21

                                 Part II

 Item 5      Market Price of and Dividends on the Registrant's Common
                      Equity & Related Stockholder Matters                         23
 Item 6      Selected Financial Data                                               23
 Item 7      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                          25
 Item 8      Financial Statements & Supplementary Data                             25
 Item 9      Changes in and Disagreements with Accountants
                      on Accounting & Financial Disclosure                         25

                                Part III

 Item 10     Directors & Executive Officers of the Registrant                      26
 Item 11     Executive Compensation                                                26
 Item 12     Security Ownership of Certain Beneficial Owners & Management          26
 Item 13     Certain Relationships & Related Transactions                          26

                                 Part IV

 Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K      26

                                     PART I

ITEM 1.          BUSINESS.

INTRODUCTION

        The following discussion relates to The FINOVA Group Inc. (formerly known as GFC Financial Corporation) and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively "FINOVA Capital"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA Capital in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, GFC Financial Corporation changed its name to The FINOVA Group Inc., and changed its principal operating subsidiary's name from Greyhound Financial Corporation to FINOVA Capital Corporation, both effective February 1, 1995.

        The Company is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of the Company by distributing one share of the Company's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed to the Company (i) all of the common stock of FINOVA Capital representing the Company's core operations,
(ii) Greyhound European Financial Group ("GEFG"), Dial's European commercial and consumer finance businesses not previously managed by the Company, (iii) Greyhound BID Holding Corp. ("Greyhound BID") and (iv) Verex Corporation and subsidiaries ("Verex"), Dial's discontinued mortgage insurance operations which had been operated in a run-off mode by Dial since 1988. The Company sold Verex in July 1993.

        The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of FINOVA Capital, GEFG and Greyhound BID Holding and the investment in Verex for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

GENERAL

        FINOVA is a financial services company primarily engaged in providing collateralized financing and leasing products to commercial enterprises in focused market niches, principally in the United States. The FINOVA Group Inc. is a holding company which operates through its direct and indirect subsidiaries and was incorporated in Delaware in December 1991.

        FINOVA's lending activities to businesses are conducted through FINOVA Capital and its subsidiaries. FINOVA Capital was incorporated in 1965 in Delaware and is the successor to a California corporation that commenced operations in 1954. FINOVA Capital has conducted business continuously since that time. Foreign financial services are provided primarily in the United Kingdom, where GEFG has provided such services since 1964. Domestic and foreign financial operations prior to the Spin-Off had been conducted independently of each other for many years. Following the Spin-Off, they have been conducted as a consolidated enterprise; however, following the Spin-Off, FINOVA announced its intention to phase out the London based financing operations of GEFG. This phase out is expected to be substantially completed by the end of 1996.

        FINOVA Capital extends revolving credit facilities, term loans and equipment and real estate financing to "middle-market" businesses with financing needs falling generally between $500,000 to $35 million. FINOVA Capital also offers sales financing programs to manufacturers, distributors, vendors and franchisors which facilitate sales of their products to customers. FINOVA Capital currently operates in 15 specific industry or market niches in which its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables it to differentiate itself from its competitors and to command product pricing which provides a satisfactory spread over the Company's borrowing costs.

        The Company seeks to maintain a high quality portfolio and to minimize nonearning assets and write-offs by using clearly defined underwriting criteria, stringent portfolio management techniques and by diversifying its lending activities geographically and among a range of industries, customers and loan products. Because of the diversity of the Company's portfolio, the Company believes it is better able to manage competitive changes in its markets and to withstand the impact of deteriorating economic conditions on a regional or national basis, although there can be no assurance that competitive changes or economic conditions will not result in an adverse impact on the Company's results of operations or financial condition.

        FINOVA Capital generates interest and other income through charges assessed on outstanding loans, loan servicing, leasing and other fees. FINOVA Capital's primary expenses are the costs of funding its loan and lease business (including interest paid on debt), provisions for possible credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

        LINES OF BUSINESS

        FINOVA Capital's activities currently include the following principal lines of business:

         + Corporate Finance. FINOVA Corporate Finance (which includes the asset based lending activity acquired in February 1993 from U.S. Bancorp) provides financing, generally in the range of $3 million to $35 million, focusing on middle market businesses nationally, including distribution, wholesale, specialty retail, manufacturing and services industries. The group's lending is primarily in the form of revolving credit facilities and term loans secured by the assets of the borrower, with significant emphasis on the borrower's cash flow as the source of repayment of the secured loan.

         + Transportation Finance. FINOVA Transportation Finance structures secured financings for specialized areas of the transportation industry, principally involving domestic and foreign used aircraft, as well as domestic short-line railroads including new and used rail equipment. Typical transactions involve financing up to 80% of the fair market value of used equipment in the $3 million to $30 million range. Traditionally focused on the domestic marketplace, FINOVA Transportation Finance has been active in international aircraft lending and leasing since 1992 through GEFG's operations in London, England.

         + Communications Finance. FINOVA Communications Finance specializes in radio and television financing. Other markets include cable television, print and outdoor media services in the United States. FINOVA Capital extends secured loans to communications businesses requiring funds for recapitalizations, refinancings or acquisitions. Loan sizes generally are from $3 million to $35 million.

         + Commercial Real Estate Finance. FINOVA Commercial Real Estate Finance provides cash-flow-based financing primarily for acquisitions and refinancings to experienced real estate developers and owner/occupants of income-producing properties in the United States. FINOVA Capital concentrates on secured financing opportunities, generally between $3 million and $30 million, involving senior mortgage term loans on owner-occupied commercial real estate. FINOVA Capital's portfolio of real estate leveraged leases is also managed as part of the commercial real estate portfolio.

        + Resort Finance. FINOVA Resort Finance focuses on successful, experienced resort developers, primarily of timeshare resorts, second home resort communities, golf resorts and resort hotels. Extending funds through a variety of lending options, FINOVA Resort Finance provides loans and lines of credit ranging from $3 million to $30 million for construction, acquisitions, receivables financing and purchases and other uses. Through FINOVA Portfolio Services, Inc., FINOVA Resort Finance offers expanded convenience and service to its customers.
                 Professional receivables collections and cash management give developers the ability of having loan-related administrative functions performed for them by FINOVA Capital.

        + Rediscount Finance. FINOVA Rediscount Finance offers $1 million to $35 million revolving credit lines to regional consumer finance companies, which in turn extend credit to consumers. FINOVA Capital's customers provide credit to consumers to finance home improvements, automobile purchases, insurance premiums and a variety of other financial needs.

        + Factoring Services. On February 14, 1994, FINOVA Capital purchased Ambassador from Fleet Financial Group, Inc. FINOVA Factoring Services provides full service factoring and accounts receivable management services for entrepreneurial and larger firms in the textile and apparel industries who generate an average annual factored volume between $5 million and $25 million.

        + Commercial Finance. FINOVA Commercial Finance offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.

                 TriCon was an indirect wholly-owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"). The acquisition of TriCon expanded the Company's activities from eight to fifteen principal lines of business:

        + Medical Finance. FINOVA Medical Finance offers a full range of equipment and real estate financing and asset management services for the U.S. health care industry, targeting the top 2,400 health care providers in the United States. Transaction sizes typically range from $500,000 to $25 million.

        + Commercial Equipment Finance. FINOVA Commercial Equipment Finance offers equipment leases, loans and "turnkey" financing to the supermarket, manufacturing, packaging and general aviation industries. Typical transaction sizes are $500,000 to $15 million.

        + Government Finance. FINOVA Government Finance provides primarily tax-exempt financing to state and local governments and non-profit corporations. Typical transaction sizes range from $100,000 to $5 million.

        + Manufacturer and Dealer Services. FINOVA Manufacturer and Dealer Services provides point-of-sale financing programs and support services for regional and national manufacturers, distributors and vendors of equipment classified as "small ticket" in transaction size (generally transactions with an equipment cost of less than $100,000). The equipment which FINOVA Capital leases to the ultimate end-user is typically sold to FINOVA Capital by the vendor participating in the financing program.

        + Franchise Finance. FINOVA Franchise Finance offers equipment, real estate and acquisition financing programs for operators of established franchise concepts. The equipment which FINOVA Capital leases to the ultimate end-user is typically purchased by FINOVA Capital from the equipment manufacturer, vendor or dealer selected by the end-user. Typical transaction sizes range from $500,000 to $15 million.

        + Inventory Finance. FINOVA Inventory Finance provides inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers. Transaction sizes generally range from $1 million to $35 million.

        + Capital Services. FINOVA Capital Services focuses on the management and origination of highly structured financing of "large ticket" commercial equipment (generally transactions involving the sale or lease of equipment with a cost in excess of $15 million) primarily leveraged leases for major corporations. The equipment which FINOVA Capital leases to its customers is typically purchased from an equipment manufacturer, vendor or dealer selected by the customer. This group focuses on investments generally ranging from $5 million to $25 million.

        PORTFOLIO COMPOSITION

                 The total assets under the management of the Company consist of the Company's net investment in financing contracts plus certain assets that are owned by others but managed by the Company and are not reflected on the Company's balance sheet ("securitized assets"). At December 31, 1994, the net investment in financing transactions was approximately $5,667,644,000 and securitized assets totaled $253,386,000 resulting in total managed assets of $5,921,030,000.

                 The Company's investment in financing transactions is primarily settled in U.S. dollars, except for approximately $87,000,000, $100,000,000 and $128,000,000 at December 31, 1994, 1993 and 1992,
        respectively, which is primarily due in British pounds. The exchange rate of British pounds to dollars at December 31, 1994, 1993 and 1992 was 1.57:1, 1.48:1 and 1.52:1, respectively.

        INVESTMENT IN FINANCING TRANSACTIONS

        At December 31, 1994, 1993, 1992, 1991 and 1990, FINOVA's investment in financing transactions (before reserve for possible credit losses) was $5,667,644,000, $2,846,571,000, $2,428,523,000, $2,281,872,000 and
$2,198,441,000, respectively, and consisted of the following:

                                                                     INVESTMENT IN FINANCING TRANSACTIONS
                                                                            BY TYPES OF FINANCING


                                                                                 December 31,
                               ---------------------------------------------------------------------------------------------
                                  1994       %       1993       %       1992       %      1991         %      1990        %
                               ---------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Loans, conditional sales and
other financing contracts:
  Commercial                   $2,797,160   49.4  $1,397,863   49.1  $1,028,181   42.3  $  967,693   42.4  $1,046,333   47.6
  Real estate                   1,237,488   21.8     945,892   33.2     891,190   36.7     772,285   33.9     619,414   28.2
Direct financing leases           774,834   13.6      71,812    2.5     138,871    5.7     201,327    8.8     246,756   11.2
Operating leases                  412,782    7.3     147,222    5.2     100,911    4.2      75,204    3.3      10,303    0.5
Leveraged leases                  287,518    5.1     283,782   10.0     269,370   11.1     265,363   11.6     275,635   12.5
Factored receivables              157,862    2.8
                               ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                               $5,667,644  100.0  $2,846,571  100.0  $2,428,523  100.0  $2,281,872  100.0  $2,198,441  100.0
                               ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                              Revenue Accruing                  Nonaccruing
                                  ----------------------------------  -----------------------------
                                                              Repos-
                                                              sessed    90 Days    Repos-                Total
                                    Original    Rewritten     Assets     Delin-    sessed               Carrying
                                      Rate      Contracts      (3)       quent     Assets   Other        Amount         %
                                  ----------------------------------  -----------------------------  ----------------------
Corporate Finance                 $   746,671  $  21,275   $          $  3,581   $  6,045  $         $    777,572      13.8
Commercial Real Estate Finance        672,522      7,237     40,510        994     28,147                 749,410      13.2
Transportation Finance (1)            706,242     14,620                                                  720,862      12.7
Resort Finance                        634,735      4,506      7,314                32,975                 679,530      12.0
Communications Finance                551,218      6,288      7,282      6,593     16,647     671         588,699      10.4
Medical Finance                       470,717                            1,719                            472,436       8.3
Manufacturer and Dealer
 Services (5)                         301,251        113                19,715                            321,079       5.7
Commercial Equipment Finance          293,609        769                 7,589                            301,967       5.3
Franchise Finance                     281,890      7,632                12,242                            301,764       5.3
Commercial Finance                    181,741                           10,061      1,942                 193,744       3.4
Factoring Services                    157,090                              772                            157,862       2.8
European Financial Group (2)           93,700      1,561                 9,065          2                 104,328       1.8
Rediscount Finance                     99,353                                                              99,353       1.8
Government Finance                     93,491                              144                             93,635       1.7
Inventory Finance                      58,595                              642                             59,237       1.0
Other                                  36,951                            8,918                297          46,166       0.8
                                  -----------  ---------   --------   --------   --------  ------    ------------     -----
TOTAL (4)                         $ 5,379,776  $  64,001   $ 55,106   $ 82,035   $ 85,758  $  968    $  5,667,644     100.0
                                  ===========  =========   ========   ========   ========  ======    ============     =====

- --------------------
NOTES:

(1) Transportation Finance includes $66.9 million of new aircraft finance business booked through the London office.

(2) European Financial Group balance includes transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group includes $39.2 million of Consumer Finance assets, of which $4.8 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Commercial Real Estate Finance,
    $0.8 million in Communications Finance and $0.5 million in Resort Finance.

(4) Excludes $253.4 million of assets securitized which the Company manages.

(5) Manufacturer and Dealer Services accounts are generally considered nonaccruing after being 120 days delinquent.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1993
                             (Dollars in Thousands)

                                          Revenue Accruing                  Nonaccruing
                                  --------------------------------  -------------------------
                                                           Repos-
                                                           sessed    90 Days   Repos-             Total
                                    Original   Rewritten   Assets     Delin-   sessed            Carrying
                                      Rate     Contracts    (4)       quent    Assets   Other     Amount      %
                                  --------------------------------  -------------------------  ------------------
Corporate Finance (1)             $   397,779  $ 27,921   $         $  2,277  $  7,428  $ 386  $   435,791   15.3

Commercial Real Estate

 Finance (1)                      $   500,598  $  1,574   $ 27,844  $  1,055  $ 25,542  $      $   556,613   19.6
Transportation Finance (1)            604,416                            841                       605,257   21.2
(2)

Resort Finance                        530,617     4,869     12,163              19,001    440      567,090   19.9
Communications Finance                487,890     7,989      8,949     8,264    25,030             538,122   18.9
European Financial Group (3)          107,486     4,430               12,320        23             124,259    4.4
Rediscount Finance                     19,439                                                       19,439    0.7
                                  -----------  --------   --------  --------  --------  -----  -----------  -----
                                  $ 2,648,225  $ 46,783   $ 48,956  $ 24,757  $ 77,024  $ 826  $ 2,846,571  100.0
                                  ===========  ========   ========  ========  ========  =====  ===========  =====

- --------------------
NOTES:

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

(2) Transportation Finance included $31.9 million of new aircraft finance business booked through the London office.

(3) The European Financial Group balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group included $45.3 million of Consumer Finance assets, of which $9.6 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.
                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1992
                             (Dollars in Thousands)

                                            Revenue Accruing                     Nonaccruing
                                 ------------------------------------  ------------------------------
                                                             Repos-      90 Days     Repos-
                                  Original     Rewritten     sessed      Delin-      sessed                Carrying
                                    Rate       Contracts     Assets (3)  quent       Assets    Other        Amount       %
                                 ------------------------------------  ------------------------------  --------------------
Corporate Finance (1)             $  420,006      $16,081     $          $ 7,820    $11,808    $  530     $ 456,245     18.8
Commercial Real Estate Finance       463,571       12,482      21,509      6,302     15,052                 518,916     21.4
Transportation Finance               328,962                                                                328,962     13.5
Resort Finance                       488,224        1,356                            13,889       635       504,104     20.8
Communications Finance               382,914       32,548                  8,744     13,182                 437,388     18.0
European Financial Group (2)         154,609        5,839                 22,400         60                 182,908      7.5
                                 -----------      -------     -------    -------    -------    ------    ----------    -----
                                  $2,238,286      $68,306     $21,509    $45,266    $53,991    $1,165    $2,428,523    100.0
                                 ===========      =======     =======    =======    =======    ======    ==========    =====

- --------------------
NOTES:

(1) Included $5.1 million of public sector Latin American loans that were written-down to estimated market value. During 1992, FINOVA successfully liquidated 72% of the face value of public sector Latin American loans at favorable market prices, which were approximately $3.1 million in excess of the carrying amount.

(2) The European Financial Group balance included transactions in Europe and other countries (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. European Financial Group included $57.8 million of Consumer Finance assets, of which $16.4 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income of $1.9 million on repossessed accruing assets in Commercial Real Estate Finance during 1992.

                             ---------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1991
                             (Dollars in Thousands)

                                         Revenue Accruing                        Nonaccruing
                                    --------------------------     ----------------------------------------    Total
                                     Original        Rewritten       90 Days     Repossessed                 Carrying
                                       Terms         Contracts     Delinquent       Assets      Other         Amount       %
                                    --------------------------     -----------------------------------------  ---------------
 Corporate Finance                   $ 429,053        $14,594        $ 7,386       $           $3,694     $  454,727     19.9
 Commercial Real Estate Finance        431,097         15,734         10,504        20,002                   477,337     20.9
 Transportation Finance                223,803                                                               223,803      9.8
 Resort Finance                        430,113          1,511                        7,317       1,056       439,997     19.3
 Communications Finance                321,918         12,340         16,636                                 350,894     15.4
 European Financial Group (1)          263,995          5,095         43,875           826                   313,791     13.8

 Latin America (2)                      21,323                                                                21,323      0.9
                                    ----------        -------        -------       -------     -------    ----------    -----
                                    $2,121,302        $49,274        $78,401       $28,145      $4,750    $2,281,872    100.0
                                    ==========        =======        =======       =======      ======    ==========    =====

- --------------------
NOTES:

(1) The European Financial Group balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group included $94.3 million of Consumer Finance assets of which $31.9 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(2) Included $15.5 million of Latin American loans written-down to market value.


                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1990
                             (Dollars in Thousands)

                                       Revenue Accruing                         Nonaccruing
                                    -----------------------      ----------------------------------------      Total
                                    Original     Rewritten          90 Days       Repossessed                Carrying
                                      Terms      Contracts         Delinquent       Assets        Other       Amount       %
                                    ----------  -----------      -------------  -------------   ---------  -------------  -----
Corporate Finance                   $  478,456      $ 2,833           $  4,345      $    968   $  4,511     $  491,113     22.4
Commercial Real Estate Finance         408,201       13,713             14,312        11,942      6,605        454,773     20.7
Transportation Finance                 167,988                                                                 167,988      7.6
Resort Finance                         374,698          215                 94           378      1,247        376,632     17.2
Communications Finance                 253,519       11,464              6,222                    3,866        275,071     12.5
European Financial Group (1)           308,566        7,720             39,776         2,611                   358,673     16.2

Latin America                            7,549                                                   66,642         74,191      3.4
                                    ----------      -------            -------       ------     -------     ----------   ------
                                    $1,998,977      $35,945            $64,749       $15,899    $82,871     $2,198,441    100.0
                                    ==========      =======            =======       =======    =======     ==========    =====

- --------------------
NOTE:

(1) The European Financial Group balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group included $120.0 million of Consumer Finance assets of which $32.0 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

                              --------------------

        The Company's geographic portfolio diversification at December 31, 1994 is as follows:

             State                Total           Percent
             -----                -----           -------
           California          $  840,556           14.8%
           Texas                  521,655            9.2%
           Florida                317,715            5.6%
           New York               314,959            5.6%
           Michigan               226,367            4.0%
           Pennsylvania           224,347            4.0%
           New Jersey             204,824            3.6%
           Arizona                170,041            3.0%
           Illinois               162,798            2.9%
           Nevada                 157,639            2.8%
           Virginia               119,320            2.1%
           Georgia                116,783            2.0%
           Washington             111,668            2.0%
           Other (1)            2,178,972           38.4%
                               ----------          ------
                               $5,667,644          100.0%
                               ==========          ======

- --------------------
NOTE:

(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 5% of the total.
                              --------------------

        An analysis of nonaccruing contracts and repossessed assets at December 31 of each year shown is as follows:

                                                1994          1993         1992          1991          1990
                                           ------------------------------------------------------------------
                                                                 (Dollars in Thousands)
 Nonaccruing contracts:
   Domestic                                  $  73,938     $  13,263    $  24,031     $  39,276     $  41,201
   Foreign                                       9,065        12,320       22,400        43,875        39,777
                                           -----------   -----------  -----------   -----------   -----------
                                                83,003        25,583       46,431        83,151        80,978
                                           -----------   -----------  -----------   -----------   -----------
   Latin America:
    Brazil                                                                                             22,775
    Ecuador                                                                                            40,487
    Other                                                                                               3,380
                                           -----------   -----------  -----------   -----------   -----------
                                                                                                      66,642
                                           -----------   -----------  -----------   -----------   -----------
 Total nonaccruing contracts                    83,003        25,583       46,431        83,151       147,620
                                           -----------   -----------  -----------   -----------   -----------

 Repossessed assets:
  Domestic                                      85,756        77,001       53,931        27,319        13,288
  Foreign                                            2            23           60           826         2,611
                                           -----------   -----------  -----------   -----------   -----------
  Latin America
 Total repossessed assets                       85,758        77,024       53,991        28,145        15,899
                                           -----------   -----------  -----------   -----------   -----------

 Total nonaccruing contracts
  and repossessed assets                      $168,761      $102,607     $100,422      $111,296      $163,519
                                              ========      ========     ========      ========      ========

 Nonaccruing contracts and
  repossessed assets as a
  percentage of investment
  in financing transactions
  and securitizations                             2.9%          3.6%         4.1%          4.9%          7.4%
                                             =========      ========     ========      ========      ========

         In addition to the repossessed assets in the above table, FINOVA had repossessed assets, with a total carrying amount of $55.1 million, $49.0 million and $21.5 million at December 31, 1994, 1993 and 1992, respectively, which earned income of $3.3 million, $2.7 million and $1.9 million during 1994, 1993 and 1992, respectively.

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

                                              1994          1993          1992         1991          1990
                                           -----------------------------------------------------------------
                                                                 (Dollars in Thousands)
Balance, beginning of year                   $  64,280       $69,291       $87,600     $77,098       $72,636
Provision for possible credit losses (1)        16,670         5,706         6,740      77,687        10,529
Write-offs (1)                                 (35,127)      (12,575)      (23,661)    (68,346)       (7,862)
Recoveries                                       1,898           717           749         663         1,247
Other (2)                                       61,524         1,141       (2,137)         498           548
                                              --------       -------       -------     -------       -------
Balance, end of year                          $109,245       $64,280       $69,291     $87,600       $77,098
                                              ========       =======       =======     =======       =======

- --------------------
NOTES:

(1) In 1991, the Company recorded a special provision for possible credit losses of $65 million and recorded a $47.8 million write-down of Latin American assets and recorded write-offs of $15 million in the foreign operations
    (GEFG) portfolio.

(2) Includes reserves for possible credit losses acquired with TriCon and Ambassador in 1994.
                              --------------------

    Additionally, the Company has accrued liabilities of $12,998,000 at December 31, 1994 representing reserves for estimated losses under certain recourse provisions on $253,386,000 of assets securitized.

    FINOVA does not allocate a dollar amount of its reserve for possible credit losses to specific categories of loans and financing contracts. Upon adoption of Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), in the first quarter of 1995, a specific reserve for possible credit losses will be allocated to impaired loans in the amount equal to the total impairment on such loans. Adoption of SFAS 114 and SFAS 118 is not expected to have a material impact on the Company's financial position or results of operations.

        Write-offs by line of business, experienced by the Company during the years ended December 31, are as follows:

                         WRITE-OFFS BY LINE OF BUSINESS
                             (Dollars in Thousands)

                                                                   TOTAL
                                            ---------------------------------------------------
                                              1994       1993       1992        1991      1990
                                            ---------------------------------------------------
Communications Finance                      $ 8,300   $  1,488   $  1,500   $   1,200    $
Manufacturer and Dealer Services (1)          7,018
European Financial Group                      5,140      5,026     15,838      15,593     1,748
Corporate Finance                             4,233      3,741      1,000         668     2,890
Resort Finance                                2,730                               330
Franchise Finance (1)                         2,247
Commercial Real Estate Finance                1,461      2,320      4,417      2,204      1,976
Commercial Equipment Finance (1)              1,257
Factoring Services (1)                        1,148
Commercial Finance (1)                          774
Inventory Finance (1)                           442
Medical Finance (1)                             377
Latin America                                                                47,759         419
Other                                                                 906       592         829
                                            -------   --------   --------  --------     -------
                                            $35,127    $12,575    $23,661   $68,346      $7,862
                                            =======    =======    =======   =======     =======
Write-offs as a percentage
 of ending investments in
 financing transactions and
 securitizations                              0.59%      0.44%      0.97%     3.00%        0.36%
                                            ========   =======    =======   =======     =======

- --------------------
NOTES:

(1) These Lines of Business were not part of the Company's portfolio prior to 1994.

(2) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65.0 million and recorded write-offs of $15.0 million related to nonearning assets in the GEFG (foreign) portfolio and a $47.8 million write-down to reduce Latin American assets to current market value.
                              --------------------

    A further breakdown of the portfolio by line of business can be found in Note C of Notes to Consolidated Financial Statements in Annex A.

        COST AND UTILIZATION OF BORROWED FUNDS

        FINOVA Capital relies on borrowed funds as well as internal cash flow to finance its operations. FINOVA Capital follows a policy of relating provisions under its loans and leases to the terms on which it obtains funds so that, to the extent feasible, floating-rate assets are funded with floating-rate borrowings and fixed-rate assets are funded with fixed-rate borrowings. For further discussion on FINOVA Capital's debt and matched funding policy, see Notes E and F of Notes to Consolidated Financial Statements included in Annex A.

        The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA Capital for each of the periods listed:

                                                                       Year Ended December 31,
                                                            ------------------------------------------------
                                                             1994      1993       1992       1991       1990
                                                            ------------------------------------------------
 Short-term and variable rate long-term debt                 5.5%      4.7%       5.3%      8.1%       10.2%
(1)
 Fixed-rate long-term debt (1)                               8.1%     11.4%      10.6%     10.9%       11.4%
 Aggregate borrowed funds (1)                                6.3%      6.3%       7.2%      9.3%       10.8%
 Rate earned on average earning assets (2)                  11.6%     10.9%      11.9%     13.6%       15.7%
(3)
 Spread percentage (4)                                       6.0%      5.4%       5.1%      4.9%        5.0%

- ---------------------
NOTES:

(1) Includes the effect of interest rate swap agreements.

(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.

(3) Earnings are net of depreciation and include gains on sale of assets excluding gains on securitizations.

(4) Spread percentages represent interest margins earned as a percentage of average earning assets.
                              --------------------

    The effective costs presented above include costs of commitment fees and related borrowing costs and do not purport to predict the costs of funds in the future.

    For further information on FINOVA Capital's cost of funds, refer to Note E of the Notes to Consolidated Financial Statements included in Annex A.

    Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                            Year Ended December 31,
- -----------------------------------------------------------------------------
     1994             1993             1992             1991             1990
- -----------------------------------------------------------------------------
     1.55             1.50             1.34             ---              1.23
     ====             ====             ====             ===              ====

         Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

        Income available for fixed charges, for purposes of the computation of the ratio of income to combined fixed charges and preferred stock dividends, consists of the sum of income before income taxes and fixed charges. Combined fixed charges include interest and related debt expense and a portion of rental expense determined to be representative of interest and preferred stock dividends grossed up to a pre-tax basis.

         For the year ended December 31, 1991, earnings were inadequate to cover combined fixed charges by $37.0 million. The decline in the ratio in 1991 was due to restructuring and other charges and transaction costs recorded in the fourth quarter of 1991. Those charges and costs were recorded in connection with the Spin-Off.

         CREDIT RATINGS

         FINOVA Capital currently has investment-grade credit ratings from the following rating agencies:

                                               Commer          Senior
                                                cial            Debt
                                               Paper
                                               ------          ------
    Duff & Phelps                                D1-               A-
    Fitch Investors Services, Inc.               F1                A
    Moody's Investors Service, Inc.              P2               Baa2
    Standard & Poor's Ratings Group              A2               BBB+



         There can be no assurance that FINOVA Capital's ratings will be maintained. Such ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. Neither The FINOVA Group Inc. nor any of FINOVA Capital's subsidiaries have applied for credit ratings.

         RESIDUAL REALIZATION EXPERIENCE

         In approximately the last 40 years, FINOVA Capital has realized, in the aggregate, proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts; however, there can be no assurance that such results will be realized in future years. Sales proceeds upon lease terminations in excess of carrying amounts are reported as income when the assets are sold.

         Income from leasing activities is affected by gains from asset sales upon lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1994, the proceeds to FINOVA Capital from sales of assets upon early termination of leases and at the expiration of leases have exceeded the respective carrying amounts and estimated residual values as follows:


                     Early Terminations                           Terminations at End of Lease
                   (Notes 1, 2 ,4 and 5)                                  Term (Note 3)
     -------------------------------------------------      ---------------------------------------
                                                                                          Proceeds
                                              Proceeds                    Estimated       as a % of
                               Carrying       as a % of                   Residual        Estimated
                  Sales         Amount        Carrying       Sales        Value of        Residual
     Year        Proceeds     of Assets        Amount       Proceeds       Assets           Value
     -------------------------------------------------      ---------------------------------------
                   (Dollars in Thousands)                            (Dollars in Thousands)
     1994      $  6,477      $  5,865        110%          $30,161        $25,682           117%
     1993           ---           ---        ---               486            248           196%
     1992        20,493        17,527        117%            2,164          1,768           122%
     1991        25,027        21,904        114%           10,114          6,553           154%
     1990        10,854         7,127        152%           20,210         11,719           172%

- ---------------
Notes:

(1) Excludes foreclosures for credit reasons which are immaterial to the above amounts.

(2) Excludes proceeds of $3,201,000 in 1993 on assets held for sale.

(3) Excludes proceeds of $2,000,000 in 1993 received on guarantees.

(4) Excludes proceeds of $460,000 in 1990 from the disposal of warrants.

(5) Excludes gain on securitizations of $3,954,000 in 1994.
                              --------------------

        The estimated residual value of leased assets in the accounts of FINOVA Capital at December 31, 1994 aggregated 28.3% of the original cost of such assets (15.3% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the weighted average remaining term of financing contracts at December 31, 1994 for financing contracts excluding leveraged leases were 6.5 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 11 years, respectively. The comparable average initial term and remaining term at December 31, 1993 for financing contracts excluding leveraged leases were 7.3 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 12 years, respectively. FINOVA Capital utilizes either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease.

        For a discussion of accounting for lease transactions, refer to Notes A and C of Notes to Consolidated Financial Statements included in Annex A.

        BUSINESS DEVELOPMENT AND COMPETITION

        FINOVA Capital develops business primarily through direct solicitation by its own sales force. Customers are also introduced by independent brokers and referred by other financial institutions.

        At December 31, 1994, FINOVA Capital had 88,034 financing contracts with 70,892 customers (including 2,313 contracts with consumer finance customers and small ticket transactions on 79,027 contracts and 64,886 customers in FINOVA Manufacturer and Dealer Services), compared to 3,798 financing contracts with 3,490 customers (including 2,886 contracts with consumer finance customers) at December 31, 1993.

        FINOVA Capital is engaged in an extremely competitive activity. It competes with banks, insurance companies, leasing companies, the credit units of equipment manufacturers and other finance companies. Some of these competitors have substantially greater financial resources and are able to borrow at costs below those of FINOVA Capital. FINOVA Capital's principal means of competition is through a combination of service, the interest rate charged for money and concentration in focused market niches. The interest rate it charges for money is a function of its borrowing costs, its operating costs and other factors. While many of FINOVA Capital's larger competitors are able to offer lower interest rates based upon their lower borrowing costs, FINOVA Capital seeks to maintain the competitiveness of the interest rates it offers by emphasizing strict control of its operating costs. The Company's ability to manage costs is, in part, dependent on factors beyond the Company's control, such as the cost of funds, outside litigation expenses and competitive salaries.

        CREDIT QUALITY

        As a result of the use of clearly defined underwriting standards, portfolio management techniques, monitoring of covenant compliance and active collections and workout departments, FINOVA Capital seeks to maintain a high-quality customer base.

        RISK MANAGEMENT

        FINOVA Capital generally conducts investigations of its prospective customers through a review of historical financial statements, published credit reports, credit references, discussions with management, analysis of location feasibility, personal visits and property inspections. In many cases, depending upon the results of its credit investigations and the nature and type of property involved, FINOVA Capital obtains additional collateral or guarantees from others.

        As part of its underwriting process, FINOVA Capital generally pays close attention to the management, industry, financial position and level of collateral of a proposed borrower. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate policy. In addition, underwriters attempt to avoid undue concentrations in any one credit, industry or regional location.

        - Management. FINOVA Capital generally considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

        - Industry. FINOVA Capital usually evaluates critical aspects of each industry to which it lends, including the seasonality and cyclicality of the industry; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental liability.

        - Financial. FINOVA Capital's review of a prospective borrower includes a thorough analysis of the borrower's financial trends. Items considered often include net worth; composition of assets and liabilities; debt coverage and servicing requirements; liquidity; sales growth and earning power; and cash flow needs and generation.

        - Collateral. FINOVA Capital regards collateral as an important factor in a credit evaluation and has established maximum loan to value ratios, normally ranging from 60% - 95%, for each of its lines of business. However, collateral is only one of the many factors considered.

        The underwriting process includes, in addition to the analysis of the factors set forth above, the design and implementation of transaction structures and strategies to mitigate identified risks; a review of transaction pricing relative to product-specific return requirements and acknowledged risk elements; a multi-step, interdepartmental review and approval process, with varying levels of authority based on the size of the transaction; and periodic interdepartmental reviews and revision of underwriting guidelines.

        FINOVA Capital also monitors loan portfolio concentrations in the areas of aggregate exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. FINOVA Capital has established concentration guidelines for each line of business it conducts for the various product types it may entertain within that line of business. Geographical concentrations are reviewed periodically and evaluated based on historical loan experience and prevailing market and economic conditions.

        FINOVA Capital's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In leasing transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the status of the economy, the financial condition of the lessee, interest rates and technological developments.

        PORTFOLIO MANAGEMENT

        In addition to the review at the time of original underwriting, FINOVA Capital attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients and its underlying collateral. This process generally includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residual and warrant positions to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department and dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerability of debt service capabilities of the customer; seeks to resolve outstanding issues with the borrower; and prepare quarterly summaries of the aggregate portfolio quality for management review. To facilitate the monitoring of a client's account, each client is assigned to a customer service representative who is responsible for all follow-up with that client.

        DELINQUENCIES AND WORKOUTS

        FINOVA Capital monitors timely payment of all accounts. Generally, when an invoice is 10 days past due, the customer is contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If payment is not received after this contact, all guarantors of the account are contacted within the next 20 days. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect FINOVA Capital's rights and to pursue its remedies.

        When accounts become more than 90 days past due (or in the cases of Manufacturer and Dealer Services, 120 days past due, or United Kingdom consumer finance accounts, 180 days past due), income recognition is suspended, and FINOVA Capital vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless such assets generate sufficient cash to result in a reasonable rate of return. Such accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

        Management believes that collateral values significantly reduce loss exposure and that the reserve for possible credit losses is adequate. For additional information regarding the reserve for possible credit losses, see Note D of Notes to Consolidated Financial Statements included in Annex A.

        GOVERNMENTAL REGULATION

        FINOVA Capital's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA Capital's financing transactions are subject to additional government regulation, such as aircraft leasing, which is regulated by the Federal Aviation Authority, and communications, which is regulated by the Federal Communication Commission. FINOVA Capital's international activities are also subject to a variety of laws and regulations promulgated by the governments and various agencies of the countries in which the business is conducted.

FORMER MORTGAGE INSURANCE OPERATIONS

        Verex, which conducted FINOVA's mortgage insurance operations, ceased writing new business as of January 1, 1988 but continued to write renewals and settle valid claims in accordance with insurance contracts in force. Accordingly, Verex was treated as a discontinued operation. On July 16, 1993, FINOVA consummated the sale of Verex. Proceeds from the sale of Verex were approximately $215 million. The sale price was generally determined by the book value of the Verex assets plus a premium of $6 million and an adjustment for the difference between the market value and book value of Verex's investment portfolio, calculated as prescribed more fully by the Agreement.

EMPLOYEES

        At December 31, 1994, the Company had 943 employees. None of such employees were covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

ITEM 2.          PROPERTIES

        The Company's principal executive offices are located in premises leased from Dial in Phoenix, Arizona. FINOVA Capital operates 30 additional offices in the United States and one office in Europe. All such properties are leased. Alternative office space could be obtained without difficulty in the event leases are not renewed.


ITEM 3.          LEGAL PROCEEDINGS.

        The Company is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation, in part, often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 1994.

OPTIONAL ITEM.

                 EXECUTIVE OFFICERS OF REGISTRANT.

        Set forth below is information with respect to those individuals who serve as executive officers of FINOVA.

            Name            Age                             Position and Background
- ---------------------      -----       -----------------------------------------------------------------------------------
Samuel L. Eichenfield       58         Chairman, President and Chief Executive Officer since 1993 and Chairman and Chief
                                       Executive Officer and a Director of The FINOVA Group Inc. since 1992; also Chairman,
                                       President and Chief Executive Officer and a Director of FINOVA Capital for more than five years.

Robert J. Fitzsimmons       54         Senior Vice President - Treasurer of The FINOVA Group Inc. or similar positions since
                                       1992; also Senior Vice President - Treasurer or similar positions of FINOVA Capital for more than five years and a Director of FINOVA Capital since 1992.

William J. Hallinan         52         Senior Vice President - General Counsel and Secretary or similar positions of The
                                       FINOVA Group Inc. and FINOVA Capital since 1992; prior thereto for more than five years served as Vice President - Taxes and Associate General Counsel or a similar position of Dial.

Robert M. Korte             39         Senior Vice President - Strategy and Technology since 1994 and prior thereto was Vice
                                       President Human and Corporate Development of The FINOVA Group Inc. since 1992; also
                                       Vice President - Human and Corporate Development or in a similar positions of FINOVA
                                       Capital since 1991, and prior thereto was Assistant Vice President - Administration.

Bruno A. Marszowski         53         Senior Vice President - Controller and Chief Financial Officer of The FINOVA Group
                                       Inc. and FINOVA Capital since 1994 and prior thereto was Vice President - Controller of The FINOVA Group Inc. since 1992; also, Vice President - Controller of FINOVA
                                       Capital for more than five years and a Director thereof during 1992.


(continued)

      Name               Age                             Position and Background
- ----------------        -----       -------------------------------------------------------------------------------------
Robert E. Radway         34         Senior Vice President - Corporate Development and Communications or similar positions of The FINOVA Group Inc. since 1993; prior thereto was Manager, Corporate Finance
                                    Division of CMS Companies, an investment management/merchant banking firm since 1990 and prior thereto was Vice President, Investment Banking Division of First Fidelity
                                    Bancorporation (a bank holding company) since 1988.

Derek C. Bruns           35         Vice President - Internal Audit or similar positions of The FINOVA Group Inc. since
                                    1992; prior thereto was Senior Manager - Audit Services or in a similar position at
                                    Deloitte & Touche LLP for more than five years.

John J. Bonano           52         Group Vice President or similar positions of FINOVA Capital since 1993; prior thereto was Senior Vice President, Asset Based Finance Division of U.S. Bancorp Financial,
                                    Inc. since 1988.

J. Paul Buchanan         53         Group Vice President of FINOVA Capital since 1994; prior thereto was Executive Vice
                                    President, or similar positions, of Bell Atlantic TriCon Leasing Corporation for more than five years.

Matthew M. Breyne        37         Group Vice President or similar positions of FINOVA Capital for more than five years.

Jack Fields, III         40         Group Vice President or similar positions of FINOVA Capital for more than five years.

Thomas C. Parrinello     53         Group Vice President of FINOVA Capital since 1994; prior thereto was Executive Vice
                                    President of Heller Financial for more than five years.

Martin G. Roth           57         Group Vice President or similar positions of FINOVA Capital for more than five years.

Gregory C. Smalis        42         Group Vice President - Portfolio Management or similar positions and a Director of
                                    FINOVA Capital since 1993; prior thereto served as Managing Director of GEFG from
                                    1992 and as Vice President - Credit of FINOVA Capital from 1987.

Paul A. Thulin           45         Senior Vice President of FINOVA Capital since 1994; prior thereto was Vice President of Bell Atlantic TriCon Leasing Corporation for more than five years.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

         The principal market on which the common stock of The FINOVA Group Inc. is traded is the New York Stock Exchange. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared from January 1, 1993 through December 31, 1994:


                                               Sales Price Range of Common Stock
                                 -------------------------------------------------------------
                                             1994                              1993
                                 ---------------------------        --------------------------
           Quarters:                High              Low              High             Low
                                 ---------         ---------        ---------        ---------
              First              $  33-3/4         $  28-1/4        $  29-5/8        $  23-5/8
              Second                34-3/8            29-1/8           30-1/8           25-1/2
              Third                     39            33-1/8           31-7/8           28-1/4
              Fourth                35-7/8            29-1/8               32           26-1/2


                                     Dividends Declared on
                                         Common Stock
                                    -----------------------
                                     1994             1993
                                    ------           ------
              February              $ 0.18           $ 0.16
              April                                    0.16
              May                     0.18
              August                  0.18             0.18
              November                0.20             0.18
                                    ------           ------
                                    $ 0.74           $ 0.68
                                    ======           ======

        Following the Spin-Off, quarterly dividends have been paid on the first business day of each calendar quarter. It is anticipated that FINOVA will continue to pay regular quarterly dividends on the first business day of January, April, July and October. In February 1995, the Board of Directors declared a dividend of $0.20 per share, payable April 3, 1995, for shareholders of record on March 1, 1995. The declaration of dividends and their amounts will be at the discretion of the Board of Directors of FINOVA and there can be no assurance that additional dividends will be declared.

        FINOVA Capital is restricted in its ability to pay dividends to its shareholder. The agreements pertaining to long-term debt of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one of these covenants, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

        As of March 13, 1995, there were approximately 28,627 holders of record of The FINOVA Group Inc.'s common stock. The closing price of the common stock on that date was $32-3/8.

ITEM 6.          SELECTED FINANCIAL DATA.

        The following table summarizes selected financial data of FINOVA which have been derived from the audited Consolidated Financial Statements of FINOVA for the five years ended December

31, 1994. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of FINOVA and the Notes thereto included in Annex A, as well as the remainder of this Report. Per share data for income and dividends have not been presented for 1991 and prior years as The FINOVA Group Inc. was not a publicly held company prior to the Spin-Off.


                                                          Year Ended December 31,
                                  -------------------------------------------------------------------------
                                     1994            1993            1992            1991           1990
                                  -----------     -----------     -----------     ----------     ----------
OPERATIONS:                                    (dollars in thousands, except per share data)

Interest earned from
financing                         $   503,351     $   255,216     $   243,337     $  251,472     $  256,962
 transactions
Interest margins earned               244,414         124,847         104,699         93,912         85,310
Provision for possible
credit losses (1)                      16,670           5,706           6,740         77,687         10,529
Gains on sale of assets                 9,045           5,439           3,362          6,684         12,678
Core income (2)                        80,834          40,463          34,289         31,629         21,697
Income (loss) from
continuing                             74,313          37,846          36,750        (38,742)        29,558
 operations

Net income (loss)                      74,313          37,347          48,957        (52,471)        29,558
Earnings per common
 and equivalent share             $      2.94     $      1.77     $      2.31
Dividends declared per

 common share                     $      0.74     $      0.68     $      0.42
Dividend payout ratio                   25.2%           38.4%           18.2%
Average outstanding common
 and equivalent share              25,307,000      20,332,000      20,464,000

FINANCIAL POSITION:

Investment in financing

 transactions                     $ 5,667,644     $ 2,846,571     $ 2,428,523     $2,281,872     $2,198,441
Nonaccruing contracts
 and repossessed assets               168,761         102,607         100,422        111,296        163,519
Reserve and accrued
 liabilities for possible

 credit losses (1) (3)                122,233          64,280          69,291         87,600         77,098
Total assets                        5,834,331       2,834,322       2,641,668      2,414,484      2,393,309
Deferred income taxes                 188,887         178,972         172,727        198,366        214,825

Senior and subordinated

 debt                               4,573,354       2,079,286       1,882,349      1,706,470      1,510,675
Customer deposits and
  short-term debt                                                    16,424          63,075         175,161
                                    ---------       ---------     ---------       ---------       ---------
   Total debt                       4,573,354       2,079,286     1,898,773       1,769,545       1,685,836

Redeemable preferred stock                                           25,000

Stockholders' equity                  770,252         503,300       488,396         371,576         442,747

                                                                    December 31,
                                                  -------------------------------------------------
                                                  1994        1993       1992       1991       1990
                                                  -------------------------------------------------
RATIOS:

 Reserve and accrued liabilities for possible
  credit losses/investment in financing
  transactions and securitizations                 2.1%        2.3%       2.9%      3.8%        3.5%
 Nonaccruing contracts and repossessed assets/
  investment in financing transactions and
  securitizations                                  2.9%        3.6%       4.1%      4.9%        7.4%
 Total debt to stockholder's equity                5.9x        4.1x       3.9x      4.8x        3.8x
 Return on average equity                         11.1%        7.5%      11.4%   (12.9%)        6.8%
 Return on average total assets                    1.6%        1.4%       1.9%    (2.2%)        1.3%
 Equity to assets                                 13.2%       17.8%      18.5%     15.4%       18.5%

- --------------------
NOTES:

(1) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65,000,000 and recorded write-offs of $15,000,000 related to nonearning assets in the GEFG portfolio and a $47,759,000 write-down to reduce Latin American assets to current market value.

(2) Core income is defined as domestic income from continuing operations plus the charges made to deferred taxes applicable to leveraged leases in 1993 and the restructuring and other charges recorded in 1991 in connection with the Spin-Off.

(3) Accrued liabilities of $13 million at December 31, 1994 represent an allowance for estimated losses under certain recourse provisions of securitizations.
                              --------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        See pages 2 - 7 of Annex A.

ITEM 8.          FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.

        1.       Financial Statements - See Item 14 hereof and Annex A.
        2. Supplementary Data - See Condensed Quarterly Results included in Supplemental Selected Financial Data of Notes to Consolidated Financial Statements included in Annex A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

        NONE.

                                    PART III

ITEM 10.         DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information concerning the Company's directors required by this Item is incorporated by reference from the Company's Proxy Statement issued in connection with its 1995 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)     Documents filed.
        1.     Financial Statements.

               (i) The following financial statements of FINOVA are included in Annex A:

                                                                    Annex
                                                                    Page
                                                                    -----
       Financial Highlights                                          1

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          2-8

       Report of Management and Independent Auditors' Report         9-10

       Consolidated Balance Sheet                                    11-12

       Statement of Consolidated Operations                          13

       Statement of Consolidated Stockholders' Equity                14

       Statement of Consolidated Cash Flows                          15

       Notes to Consolidated Financial Statements                    16-42

       Supplemental Selected Financial Data                          43-44

        2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits.


     Exhibit No.
     -----------

         (3.A) Certificate of Incorporation, as amended through the date of this filing.*

         (3.B)  By-Laws, as amended through the date of this filing.*

         (4.A) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

         (4.B)  Form of Common Stock Certificate of the Company*.

         (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

         (4.D)  Rights Agreement dated as of February 15, 1992 between the
                Company and the Rights Agent named therein (incorporated by reference from the Company's Registration Statement on Form S-1,
                SEC File No. 33-45452 (the "Registration Statement"), Annex V to
                Prospectus and Exhibit 4.1).

         (4.E) Indenture dated as of November 1, 1990 between FINOVA Capital and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's Registration Statement on Form
                S-3, Registration No. 33-37743, Exhibit 4).

         (4.F)  Fourth Supplemental Indenture dated as of April 17, 1992 between
                FINOVA Capital and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4.E above, is hereby incorporated by reference from GFC Financial Corporation's
                Annual Report on Form 10-K for the year 1992 (the "1992 10-K"),
                Exhibit 4.F.

         (4.G)  Form of Indenture dated as of September 1, 1992 between FINOVA
                Capital and the Trustee names therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

         (4.H) 1992 Stock Incentive Plan of the Company as amended through the date hereof, with a proposed amendment thereto incorporated from the Proxy Statement.*+

         (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the
                Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National
                Trust and Savings Association, Bank of Montreal, Chemical Bank,
                Citibank, N.A. and National Westminster Bank USA, as agents (the
                "Agents") and Citibank, N.A., as Administrative Agent
                (incorporated by reference from the Corporation's Current Report on Form 8-K dated May 23, 1994, Exhibit 10.1).

       (10.A.1) First Amendment dated as of September 30, 1994, to the Sixth
                Amendment and Restatement, noted in 10.A above.*



     Exhibit No.
     -----------
         (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and
                Citibank, N.A., as Administrative Agent (incorporated by
                reference from the Company's Report on Form 8-K dated May 23,
                1994, Exhibit 10.2).

       (10.B.1) First Amendment dated as of September 30, 1994 to the Credit
                Agreement noted in 10.B above.*

       (10.C.1) The Company's Executive Severance Plan for Tier 1 Employees.*+

       (10.C.2) The Company's Executive Severance Plan for Tier 2 Employees.*+

         (10.D) The Company's Management Incentive Plan.*+

         (10.E) The Company's Performance Share Incentive Plan.*+

         (10.F) Employment Agreement with Samuel L. Eichenfield, dated March 16,
                1992, is hereby incorporated by reference from the 1992 10-K,
                Exhibit 10.F.

         (10.G) Employment Agreement with William J. Hallinan, dated February
                25, 1992, is hereby incorporated by reference from the 1992
                10-K, Exhibit 10.I.+

         (10.H) Employment Agreement with Thomas C. Parrinello, dated February
                14, 1992.*+

       (10.I.1) Form on Resolutions of the Company's Board of Directors
                (adopted on December 5, 1994) amending the Company's Retirement
                Income, Capital Accumulation, Employees' Stock Ownership and
                Supplemental Pension Plans.*+

       (10.I.2) Form of Resolutions of the Company's Board of Directors
                (adopted on February 9, 1995) amending the names of the Company's various benefit plans.*+

         (10.J) The Company's Retirement Income Plan.*+

         (10.K) The Company's Supplemental Pension Plan.*+

         (10.L) The Company's Employee Stock Ownership Plan and Trust.*+

         (10.M) The Company's Capital Accumulation Plan.*+

         (10.N) The Company's Directors Deferred Compensation Plan, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.O.+

         (10.O) Form of the Company's 1992 Stock Incentive Plan Nonqualified
                Stock Option Agreement (for exempt employees) (for August 25,
                1992 and subsequent grants through August 10, 1994) (various prices) is hereby incorporated by reference from the 1992 10-K,
                Exhibit 10.FF.+



    Exhibit No.
    -----------
         (10.P) Form of the Company's 1992 Stock Incentive Plan Nonqualified
                Stock Option Agreement (for nonexempt employees) (for August 25,
                1992 and subsequent grants through August 10, 1994) (various grants) is hereby incorporated by reference from the 1992 10-K,
                Exhibit 10.GG.

         (10.Q) A description of the Company's policies regarding compensation of directors is incorporated from the Proxy Statement.+

         (10.R) The Company's 1992 Deferred Compensation Plan is hereby incorporated by reference from the 1992 10-K, Exhibit 10.II.+

         (10.S) Interim Services Agreement dated January 28, 1992 among the
                Company, The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.JJ.

         (10.T) Tax Sharing Agreement dated February 19, 1992 among the Company,
                The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.KK.

         (10.U) Certificate of Designations of Series A Redeemable Preferred
                Stock of FINOVA Capital, dated March 17, 1992, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.MM.

         (10.V) Sublease dated as of April 1, 1991, among the Company, The Dial
                Corp and others, relating to the Company's principal office space, is hereby incorporated by reference from the 1992 10-K,
                Exhibit 10.NN.

         (10.W) Directors' Retirement Benefit Plan is hereby incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"), Exhibit 10.OO.+

         (10.X) Stock Purchase Agreement between Bell Atlantic TriCon Leasing
                Corporation and Greyhound Financial Corporation dated as of March 4, 1994 is hereby incorporated by reference from the 1993
                10-K, Exhibit 10.QQ.

         (10.Y) Form of Assets Purchase Agreement between Bell Atlantic TriCon
                Leasing Corporation and TriCon Capital Corporation is hereby incorporated by reference from the 1993 10-K, Exhibit 10.RR.

         (10.Z) Form of Distribution Agreement among the Company, Greyhound
                Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from the Registration Statement, Annex II to the Prospectus and Exhibit 2.1).

         (10.AA) Asset Purchase Agreement dated as of February 3, 1995 between
                Transamerica Business Credit Corporation and FINOVA Capital.*

         (10.BB) Stock Purchase Agreement among The FINOVA Group Inc., FINOVA
                Capital and GE Capital Mortgage Corporation dated May 26, 1993, incorporated by



    Exhibit No.
    -----------
                reference from the Company's Report on Form 8-K dated
                July 15, 1993, Exhibit 2.

        (10.CC) Directors' Charitable Awards Program.*+

        (10.DD) Form of the Company's 1992 Stock Incentive Plan Stock Option
                Agreements for grants subsequent to August 10, 1994 (for exempt employees) (various prices). *+

        (10.EE) Form of the Company's 1992 Stock Incentive Plan Stock Option
                Agreements for grants subsequent to August 10, 1994 (for non-exempt employees) (various prices).*

         (10.FF) Form of the Company's 1992 Stock Incentive Plan Stock Option
                Agreements for grants subsequent to August 10, 1994 (for non-employee directors) (various prices).*+

         (10.GG) Form of the Company's 1992 Stock Incentive Plan Restricted
                Stock Agreements.*+

         (11)   Computation of Per Share Earnings.*

         (12)   Computation of Ratio of Income to Combined Fixed Charges and
                Preferred Stock Dividends.*

         (21)   Subsidiaries of the Registrant.*

         (25)   Powers of Attorney.*

         (27)   Financial Data Schedule.*


                * Filed herewith        + Relating to Management Compensation



(b)      Reports on Form 8-K:

                 A Report on Form 8-K dated October 18, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the nine months ended September 30, 1994 (unaudited).

                 A Report on Form 8-K dated January 24, 1995 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the twelve months ended December 31, 1994 (unaudited).

                 A Report on Form 8-K dated January 25, 1995 was filed by Registrant, which reported under Items 5 and 7 the name change from GFC Financial Corporation to The FINOVA Group Inc. and from Greyhound Financial Corporation to FINOVA Capital Corporation.

                 A Report on Form 8-K dated February 3, 1995 was filed by Registrant, which reported under Item 7 the Underwriting Agreement and certain other information relating to the sale of FINOVA Capital's $100,000,000 8% Notes due February 1, 2000.

                 A Report on Form 8-K dated February 9, 1995 was filed by Registrant, which reported under Items 5 and 7 the definitive agreement to acquire a substantial portion of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation.

                 A Report on Form 8-K dated February 27, 1995 was filed by Registrant, which reported under Item 7 the Underwriting Agreement and certain other information relating to the sale of FINOVA Capital's $150,000,000 Floating-Rate Notes due March 6, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 20th day of March, 1995.

                              THE FINOVA GROUP INC.

             By:          /s/  Samuel L. Eichenfield
                 ------------------------------------------------
                              Samuel L. Eichenfield
                 Chairman, President and Chief Executive Officer
                            (Chief Executive Officer)

             By:          /s/  Bruno A. Marszowski
                 ------------------------------------------------
                              Bruno A. Marszowski
         Senior Vice President - Controller and Chief Financial Officer
                    (Chief Accounting and Financial Officer)


                            ______________________

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




              *                                   /s/  Samuel L. Eichenfield
_________________________________            ___________________________________
  G. Robert Durham (Director)                  Samuel L. Eichenfield (Chairman)
        March 20, 1995                                   March 20, 1995


              *                                              *
_________________________________            ___________________________________
  James L. Johnson (Director)                       L. Gene Lemon (Director)
        March 20, 1995                                   March 20, 1995

              *                                              *
_________________________________            ___________________________________
  Kenneth R. Smith (Director)                    Robert P. Straetz (Director)
        March 20, 1995                                   March 20, 1995

              *                                              *
_________________________________            ___________________________________
  Shoshana B. Tancer (Director)                    John W. Teets (Director)
        March 20, 1995                                   March 20, 1995






   * Signed pursuant to Powers of Attorney dated February 9, 10 and 14, 1995.

                             /s/ Bruno A. Marszowski
                          ____________________________
                               Bruno A. Marszowski

                                Attorney-in-Fact
                                 March 20, 1995

                                    ANNEX A

                             THE FINOVA GROUP INC.
                         INDEX TO FINANCIAL STATEMENTS




                                                                Page
                                                                ----
Financial Highlights                                              1

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              2-8

Report of Management                                              9

Independent Auditors' Report                                      10

Consolidated Balance Sheet at December 31, 1994 and 1993          11-12

Statement of Consolidated Operations for the Years Ended
 December 31, 1994, 1993 and 1992                                 13

Statement of Consolidated Stockholders' Equity for the
 Years Ended December 31, 1994, 1993 and 1992                     14

Statement of Consolidated Cash Flows for the Years Ended
 December 31, 1994, 1993 and 1992                                 15

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1994, 1993 and 1992                           16-42

Supplemental Selected Financial Data                              43-44


                            THE FINOVA GROUP INC.
                            FINANCIAL HIGHLIGHTS
                (Dollars in Thousands, except per share data)

- -------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1994 (1)        1993          1992
- -------------------------------------------------------------------------------------------------------
OPERATIONS:
 Interest margins earned                                        $   244,414   $   124,847   $   104,699
 Selling, administrative and other operating expenses               113,018        58,158        50,728
 Net income                                                          74,313        37,347        48,957
FINANCIAL POSITION:
 Average funds employed (AFE)                                     4,446,745     2,637,547     2,355,198

 Ending funds employed (EFE)                                      5,667,644     2,846,571     2,428,523

 Securitizations (2)                                                253,386
 Average earning assets (3)                                       4,064,971     2,321,359     2,045,091

 Reserve and accrued liabilities for possible credit losses (4)     122,233        64,280        69,291
 Nonaccruing assets                                                 168,761       102,607       100,422
 New business                                                     1,799,331     1,007,794       684,900

 Factoring/floor planning volume                                  1,129,936

 Write-offs                                                          35,127        12,575        23,661
CAPITALIZATION:
 Total debt                                                       4,573,354     2,079,286     1,898,773

 Stockholders' equity                                               770,252       503,300       488,396
PORTFOLIO QUALITY:
 Write-offs as a % of AFE and average securitizations (5)              0.8%          0.5%          1.0%
 Nonaccruing assets as a % of EFE and securitizations (2)              2.9%          3.6%          4.1%

 Reserve and accrued liabilities (4) for possible credit
  losses as a % of:
  Ending funds employed and securitizations (2)                        2.1%          2.3%          2.9%
  Nonaccruing assets                                                  72.4%         62.6%         69.0%
  As a multiple of write-offs                                          3.5x          5.1x          2.9x
PERFORMANCE HIGHLIGHTS:
 Return from continuing operations as a % of AFE (6)                   1.8%          1.6%          1.7%
 Interest margins earned as a % of average earning assets (3)          6.0%          5.4%          5.1%
 Selling, administrative and other operating expenses as
 a % of interest margins earned                                       46.2%         46.6%         48.5%
 Aggregate cost of funds                                               6.3%          6.3%          7.2%
 Ratio of income to combined fixed charges and preferred
  stock dividends                                                      1.6           1.5           1.3
 Return on average equity                                             11.1%          7.5%         11.4%
 Income per share (continuing operations)                       $      2.94   $      1.80   $      1.71
 Book value per share outstanding                               $     27.83   $     25.06   $     24.14
Average outstanding common shares                                25,307,000    20,332,000    20,464,000
Shares outstanding                                               27,677,000    20,080,000    20,236,000
======================================================================================================

(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).
(2) Securitizations are assets sold under securitization agreements and managed by the Company.
(3) Average earning assets represents AFE excluding average deferred taxes on leveraged leases and average nonaccruing assets.
(4) Accrued liabilities of $13 million at December 31, 1994 represent an allowance for estimated losses under certain recourse provisions of securitizations.
(5)     Average contracts securitized were $183 million in 1994.
(6) AFE in this item, excludes average deferred taxes on leveraged leases of $225 million, $215 million and $204 million for 1994, 1993 and 1992, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion relates to The FINOVA Group Inc. (formerly known as GFC Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA Capital"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA Capital in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, GFC Financial Corporation changed its name to The FINOVA Group Inc., and changed its principal operating subsidiary's name from Greyhound Financial Corporation to FINOVA Capital Corporation, both effective February 1, 1995.

        The Company is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of the Company by distributing one share of the Company's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed to the Company (i) all of the common stock of FINOVA Capital representing the Company's core operations, (ii) Greyhound European Financial Group ("GEFG"), Dial's European commercial and consumer finance businesses not previously managed by the Company, (iii) Greyhound BID Holding Corp. ("Greyhound BID") and (iv) Verex Corporation and subsidiaries ("Verex"), Dial's discontinued mortgage insurance operations, which had been operated in a run-off mode by Dial since 1988. The Company sold Verex in July 1993.

        The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of FINOVA Capital, GEFG and Greyhound BID and the investment in Verex for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

                             RESULTS OF OPERATIONS

         1994 COMPARED TO 1993
         Income from continuing operations increased 96% during 1994 to $74.3 million from $37.8 million in 1993. The 1994 results include income for Ambassador and TriCon from the acquisition dates. Net income for the 1994 period rose to $74.3 million from $37.3 million in 1993, an increase of 99%. Net income in 1993 included a $0.5 million loss from the Company's discontinued mortgage insurance subsidiary sold in July 1993. Income from continuing operations and net income in 1993 included a $4.9 million adjustment for tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

                             THE FINOVA GROUP INC.


         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest earned from financing transactions and interest expense, increased to $244.4 million for 1994 from $124.8 million for 1993, an increase of 96%. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1.8 billion for 1994 compared to $1.0 billion for 1993 (an increase of 80%).

         Interest margins earned, measured as a percent of average earning assets, were strong at 6.0%. This measurement compares to 5.4% for the 1993 period and reflects the contributions of the acquisitions made in 1994, the continuing healthy returns of the charter financial operations and the Company's access to lower cost capital. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses.

         In early 1995, FINOVA Capital helped protect its margins on floating-rate transactions by hedging an additional $750 million of floating-rate debt to lock in the spread between the Company's lending and borrowing rates. With this hedge, the Company helped to protect its margins on $1.5 billion of floating-rate transactions (or approximately 50% of its floating-rate liabilities), during the terms of those hedging transactions.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $11.0 million during 1994 compared to 1993. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 72.4% of nonaccruing assets and at 2.1% of funds employed and securitizations. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note D of Notes to Consolidated Financial Statements.

         Selling, administrative and other operating expenses increased by approximately $54.9 million in 1994 consistent with the growth in assets. The running rate of these expenses (measured as a percent of interest margins earned) was 46.2% (for the combined entities) in 1994, an improvement over 46.6% in 1993 (which excluded TriCon and Ambassador). See Note N of Notes to Consolidated Financial Statements.

         GAINS ON SECURITIZATIONS AND SALE OF ASSETS. Gains on securitizations and sale of assets were $3.6 million higher in 1994 compared to 1993. The increase principally is the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets recorded in 1994.

         During 1994, FINOVA Capital entered into one transaction resulting in a gain on the securitization of selected assets. The securitization of assets was consistent with TriCon's historical experience; however, the Company does not currently intend to use asset securitizations as a form of financing. Reduced utilization of securitizations will have the result of reducing net income in the near term since no gain on the sale of assets will be recorded. However, earnings from assets retained and not securitized would continue to be recognized over the life of the assets.

         INCOME TAXES. Income taxes for 1994 increased to $49.5 million from $28.6 million in 1993.

                             THE FINOVA GROUP INC.

This increase is attributable to: (a) higher income before income taxes; (b) higher state income tax rates in 1994 because of the apportionment of the Company's assets to states with higher income tax rates and (c) increased foreign income taxes due to the increase in foreign income. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40.0% for 1994 and 35.7% for 1993, excluding the $4.9 million tax adjustment for the Company's leveraged lease portfolio. See
Note I of Notes to Consolidated Financial Statements.

         1993 COMPARED TO 1992
         Income from continuing operations for 1993, excluding a $4.9 million adjustment for deferred taxes applicable to leveraged leases, rose to $42.7 million from $36.8 million in 1992, a 16% increase in earnings from continuing operations. The $4.9 million adjustment in 1993 represented the effects of increases in federal and state income tax rates in 1993 as they applied to deferred income taxes generated by the Company's leveraged lease portfolio. Income from continuing operations for 1993, including the adjustment for deferred taxes, was $37.8 million.

         Net income for 1993 was $37.3 million. Excluding the $4.9 million deferred tax adjustment, net income for 1993 was $42.2 million compared to $49.0 million in 1992. The primary reason for the lower earnings in 1993 was the loss of $0.5 million reported from discontinued operations in 1993 compared to income of $12.2 million in 1992. The $0.5 million loss for the year consisted of $0.8 million of income from the discontinued mortgage insurance operations and a loss of $1.3 million on the sale of that operation.

         INTEREST MARGINS EARNED. Interest margins earned increased by 19% in 1993 compared to 1992. These margins were improved significantly by more favorable debt costs in 1993 when compared to 1992 (approximately a 1% reduction in the aggregate cost of debt). Also contributing to the improved margins was the growth of the domestic portfolio and higher prepayment fees, partially offset by the effects of larger foreign exchange gains reported by GEFG in 1992 and the continued winding down of the GEFG portfolio.

         The $12.3 million reduction in interest expense was attributable to more favorable debt costs and the interest savings from the repayment of commercial paper with the proceeds from the sale of the mortgage insurance operations. The more favorable debt costs, in comparison to 1992, primarily relate to the Company's ability to consistently maintain a matched position throughout 1993 relative to financing its floating-rate assets with floating-rate debt. During the second and third quarters of 1992, FINOVA, because of the significant refinancing done in connection with the Spin-Off, had to finance a major portion of its floating-rate assets with fixed-rate debt. That fixed-rate debt was subsequently converted to floating-rate debt through interest rate conversion agreements. However, the timing between the issuance of fixed-rate debt and the execution of the interest rate conversion agreements caused interest margins to shrink by approximately $2.8 million in 1992.

         NON-INTEREST EXPENSE. Although the provision for possible credit losses was lower in 1993 versus 1992, in the opinion of management, such provision was adequate to cover the growth and risk in the portfolio. The reserve for possible credit losses, which is increased by the loss provisions and reduced by write-offs, was 2.3% of funds employed at December 31, 1993. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note D of Notes to Consolidated Financial Statements.

                             THE FINOVA GROUP INC.


         Selling, administrative and other operating expenses increased during 1993 due to the addition of the asset based lending operations acquired from U.S. Bancorp expenses that were no longer allocated to discontinued operations and legal expenses incurred in connection with certain problem accounts. See Note N of Notes to Consolidated Financial Statements.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were higher in 1993 than in 1992 due to the amount and type of assets sold. Gains in 1993 primarily were derived from the sale of aircraft and other assets held for sale.

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

         FORMER MORTGAGE INSURANCE OPERATIONS. FINOVA sold all of the issued and outstanding common stock of Verex in July 1993. The initial cash sale price was approximately $215 million, before transaction costs. The sale price was generally determined by the book value of Verex's assets plus a premium of $6 million and an adjustment for the difference between market value and book value of Verex's investment portfolio. Adjustments to the sale were made in the fourth quarter of 1993 to reflect estimated transaction costs and additional liabilities resulting in a $1.3 million loss on the sale of Verex.

         The loss from discontinued operations for 1993 was $0.5 million compared to income of $12.2 million in 1992. The $0.5 million loss for the year consisted of $0.8 million of income from operations and the loss of $1.3 millon on the sale of the mortgage insurance operations. The $0.8 million in income from the mortgage insurance operations represented income through the sale date and the accrual of expenses necessary to complete the disposition of the remaining assets and liabilities of the mortgage insurance operations which were retained by FINOVA.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
         Funds employed increased by $2.9 billion to $5.7 billion at December 31, 1994 from $2.8 billion at December 31, 1993. This increase is attributable to the acquisitions of TriCon ($1.8 billion) and Ambassador ($329 million) and new business generated ($1.8 billion), less securitization of assets and portfolio amortization.

         The reserve and accrued liabilities for possible credit losses increased by $58.0 million in 1994 to $122.2 million. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $16.7 million which were applicable to portfolio growth, $62.6 million of reserves and accrued liabilities acquired with TriCon and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $35.1 million.

         Nonaccruing contracts and repossessed assets increased to $168.8 million at December 31, 1994 from $102.6 million at December 31, 1993, primarily due to the inclusion of nonaccruing assets of TriCon ($60 million) and Ambassador ($14.7 million). When measured as a percent of funds

                             THE FINOVA GROUP INC.

employed and securitizations, nonearning assets declined to 2.9% at December 31, 1994 from 3.6% of funds employed at December 31, 1993. For more information on write-offs and nonaccruing assets see Note D of Notes to Consolidated Financial Statements.

         The Company had total debt of approximately $4.6 billion or 5.9 times its equity base of $770.3 million at December 31, 1994. The Company also had deferred income taxes of $189 million, generally used to reduce debt and, therefore, help finance lending activities.

         Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During 1994, FINOVA Capital issued $827.6 million in new senior debt, which, together with general corporate funds, net commercial paper borrowings and $226.0 million of net proceeds from a secondary equity offering, was used to finance new business, redeem or retire $1.2 billion of debt and acquire TriCon and Ambassador. The equity offering was completed in May 1994 and was for 8,050,000 shares of The FINOVA Group Inc.'s common stock (the "Offering").

         FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, FINOVA relies on the issuance of commercial paper as a major funding source. During 1994, FINOVA Capital issued $9.5 billion of commercial paper (with an average of $1.0 billion outstanding during the year) and raised $827.6 million, as noted above, through new long-term financings of one to seven year durations. At December 31, 1994 and 1993, commercial paper and short-term bank borrowings totaling $2.0 billion and $516 million, respectively, were supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at FINOVA's option. In 1994, FINOVA Capital filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities, $822 million of which remained available as of December 31, 1994.

         FINOVA Capital currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Under the terms of this agreement, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' Prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion. In addition, FINOVA Capital has another 364 day facility with the administrative agent for $100 million. All of these facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans to the extent that it experiences significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company has never borrowed under these facilities. The 364 day $1.1 billion revolving credit agreements will be subject to renewal in 1995 while the three year $1 billion credit facility is subject to renewal in 1997.

         The agreements pertaining to long-term debt of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

                             THE FINOVA GROUP INC.

         FINOVA Capital's aggregate cost of funds remained constant at 6.3% for 1994 and 1993, notwithstanding rising interest rates generally in 1994. The Company's cost of and access to capital is dependent, in a large part, on its credit ratings. FINOVA Capital has maintained investment grade ratings since 1976, and recently received an upgrade in those ratings from Standard & Poor's Ratings Group. Neither The FINOVA Group Inc. nor any of FINOVA Capital's subsidiaries have applied for credit ratings. FINOVA Capital currently has investment-grade ratings from the following agencies:

                                              Commercial           Senior
                                                 Paper              Debt
                                              ----------           ------
         Duff & Phelps                            D1-                A-
         Fitch Investors Services, Inc.           F1                 A
         Moody's Investors Service, Inc.          P2                Baa2
         Standard & Poor's Ratings Group          A2                BBB+

         At December 31, 1994, FINOVA Capital had outstanding 57 interest rate conversion agreements with notional principal amounts totaling $2.5 billion. Twenty-six agreements with notional principal amounts of $1.0 billion were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.3% (remaining terms of one to six years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 26 agreements with notional principal amounts of $1.19 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of one to eight years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. FINOVA Capital has also entered into five basis swaps with notional principal amounts of $254 million and remaining terms of one month to three years.

         In 1993, FINOVA Capital entered into four three-year interest rate
hedge agreements on $750 million of floating-rate borrowings.   In early 1995,
FINOVA Capital hedged an additional $750 million of floating-rate debt to lock in a spread between its lending and borrowing rates. FINOVA's assets are primarily Prime based while a significant portion of its liabilities are either LIBOR based or tied to the 30-day commercial paper composite rate. The agreements enable FINOVA to hedge against a narrowing of the spread between the Prime rate (lending rate) and its borrowing rates (LIBOR and commercial paper). With this additional hedge, the Company helped to protect its margins on $1.5 billion of floating-rate transactions (or approximately 50% of its floating-rate liabilities). For more information on derivative financial instruments, see Note F of Notes to Consolidated Financial Statements.

         The FINOVA Group Inc. announced in 1992 that it intended to repurchase its securities on the open market, from time to time, to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. The repurchase program commenced in the fourth quarter of 1992, with 602,800, 349,909 and 137,500 shares being acquired during the years ending December 31, 1994, 1993 and 1992, respectively. The program may be discontinued at any time.

                             THE FINOVA GROUP INC.

         RECENT DEVELOPMENTS AND BUSINESS OUTLOOK
         Following the Spin-Off in 1992, the Company decided to focused its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the GEFG and Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador and (vi) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA Capital acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $118 million.

         In 1994, the Company raised an additional $226 million of equity through the sale of 8,050,000 shares in a secondary offering, expanded its debt sources through a $1 billion shelf registration with the Securities and Exchange Commission ("SEC") and increased its revolving credit lines to $2.1 billion. As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its principal business operations, including those businesses acquired since 1993.

         NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued two accounting standards which the Company will adopt effective January 1, 1995:
Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). These standards require that impaired loans which are within the scope of these statements generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of these new standards, effective for fiscal years beginning after December 15, 1994, which for the Company would be 1995, is not expected to have a material impact on the Company's financial position or results of operations.

         During 1994, FINOVA adopted SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The disclosures required by SFAS No. 119 are included in Notes F and M of Notes to Consolidated Financial Statements.

         New accounting standards adopted by FINOVA in 1993 included SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which did not have a material impact on the Company's financial position or results of operations.

                             THE FINOVA GROUP INC.

MANAGEMENT'S REPORT ON
RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of The FINOVA Group Inc. is responsible for the preparation, integrity and objectivity of the financial statements and other financial information included in this Annual Report. The financial statements are presented in accordance with generally accepted accounting principles reflecting, where applicable, management's best estimates and judgments.

         Management of the Company has established and maintains a system of internal controls to reasonably assure the fair presentation of the financial statements, the safeguarding of the Company's assets and the prevention or detection of fraudulent financial reporting. The internal control structure is supported by careful selection and training of personnel, policies and procedures and regular review by both internal auditors and the independent auditors.

         The Board of Directors, through its Audit Committee, also oversees the financial reporting of the Company and its adherence to established procedures and controls. Periodically, the Audit Committee meets, jointly and separately, with management, the internal auditors and the independent auditors to review auditing, accounting and financial reporting matters.

         The Company's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data and has made valid and complete written and oral representations and disclosures in connection with the audit.

         Management believes it is essential to conduct its business in accordance with the highest ethical standards, which are characterized and set forth in the Company's written Code of Conduct. These standards are communicated to and acknowledged by all of the Company's employees.



Samuel L. Eichenfield
Chairman, President and Chief Executive Officer



Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer



Derek C. Bruns
Vice President - Internal Audit

                             THE FINOVA GROUP INC.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The FINOVA Group Inc.

         We have audited the accompanying consolidated balance sheet of The FINOVA Group Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The FINOVA Group Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Phoenix, Arizona
March 8, 1995

                             THE FINOVA GROUP INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

 ------------------------------------------------------------------------------------
 December 31,                                                 1994           1993
 ------------------------------------------------------------------------------------
 Cash and cash equivalents                                  $   49,875   $        929


 Investment in financing transactions:
  Loans and other financing contracts, less unearned
   income of $249,550 and $72,747, respectively              4,034,648      2,343,755
  Direct financing leases                                      774,834         71,812
  Operating leases                                             412,782        147,222
  Leveraged leases                                             287,518        283,782
  Factored receivables                                         157,862
- -------------------------------------------------------------------------------------
                                                             5,667,644      2,846,571

  Less reserve for possible credit losses                     (109,245)       (64,280)
- -------------------------------------------------------------------------------------

      Investment in financing transactions - net             5,558,399      2,782,291

 Other assets and deferred charges                             226,057         51,102
- -------------------------------------------------------------------------------------
                                                            $5,834,331     $2,834,322
=====================================================================================





                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.





                      LIABILITIES AND STOCKHOLDERS' EQUITY

- ----------------------------------------------------------------------------------------
 December 31,                                                    1994           1993
- ----------------------------------------------------------------------------------------
 Liabilities:
  Accounts payable and accrued expenses                      $    173,079   $     49,131
  Due to factored clients                                          91,049
  Interest payable                                                 37,710         23,633
  Senior debt                                                   4,573,354      1,992,496
  Subordinated debt                                                               86,790
  Deferred income taxes                                           188,887        178,972
- ----------------------------------------------------------------------------------------
                                                                5,064,079      2,331,022
- ----------------------------------------------------------------------------------------
 Stockholders' equity:
  Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 and 20,372,000 shares issued,
   respectively                                                       284            204

  Additional capital                                              688,042        464,487

  Retained income                                                 109,830         54,901

  Cumulative translation adjustments                              (4,726)        (7,773)

  Common stock in treasury, 745,000 and 292,000 shares,
    respectively                                                 (23,178)        (8,519)
- ----------------------------------------------------------------------------------------
                                                                  770,252        503,300
- ----------------------------------------------------------------------------------------

                                                             $  5,834,331   $  2,834,322
========================================================================================





                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                      STATEMENT OF CONSOLIDATED OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

- ----------------------------------------------------------------------------------------
 Years Ended December 31,                           1994          1993           1992
- ----------------------------------------------------------------------------------------
 Interest and other income                      $   386,566   $    218,171   $   210,873
 Financing lease income                              62,990         20,838        24,896
 Operating lease income                              53,795         16,207         7,568
- ----------------------------------------------------------------------------------------
 Interest earned from financing transactions        503,351        255,216       243,337
 Interest expense                                   222,200        123,853       136,107
 Depreciation                                        36,737          6,516         2,531
- ----------------------------------------------------------------------------------------
 Interest margins earned                            244,414        124,847       104,699
 Provision for possible credit losses                16,670          5,706         6,740
- ----------------------------------------------------------------------------------------
 Net interest margins earned                        227,744        119,141        97,959
 Gains on securitizations and sale of assets          9,045          5,439         3,362
- ----------------------------------------------------------------------------------------
                                                    236,789        124,580       101,321
- ----------------------------------------------------------------------------------------
 Selling, administrative and other operating
  expenses                                          113,018         58,158        50,728
- ----------------------------------------------------------------------------------------
 Income before income taxes                         123,771         66,422        50,593
 Income taxes                                        49,458         28,576        13,843
- ----------------------------------------------------------------------------------------
 Income from continuing operations                   74,313         37,846        36,750
 (Loss) income from discontinued operations                          (499)        12,207
- ----------------------------------------------------------------------------------------
 NET INCOME                                     $    74,313   $     37,347   $    48,957
========================================================================================
 Earnings per common and equivalent share:
  Income from continuing operations             $      2.94   $       1.86   $      1.80
  Preferred dividends                                                 0.06          0.09
- ----------------------------------------------------------------------------------------
 Income from continuing operations after
   preferred dividends                                 2.94           1.80          1.71
 (Loss) income from discontinued operations                         (0.03)          0.60
- ----------------------------------------------------------------------------------------
 EARNINGS PER COMMON AND EQUIVALENT SHARE       $      2.94   $       1.77   $      2.31
========================================================================================
 DIVIDENDS DECLARED PER COMMON SHARE            $      0.74   $       0.68   $      0.42
========================================================================================
 Average outstanding common and equivalent
  shares                                         25,307,000     20,332,000    20,464,000
========================================================================================





                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------------------
 Years Ended December 31,                                1994          1993          1992
- --------------------------------------------------------------------------------------------
 COMMON STOCK:
  Balance, beginning of year                            $    204      $    204      $    203
  Issuance of common stock                                    80                           1
- --------------------------------------------------------------------------------------------
  Balance, end of year                                       284           204           204
- --------------------------------------------------------------------------------------------
 ADDITIONAL CAPITAL:
  Balance, beginning of year                             464,487       465,955       376,136
  Issuance of common stock                               225,911                       2,148
  Net change in unamortized amount of restricted
   stock                                                 (2,113)         (223)       (1,506)
  Common stock in treasury issued in connection
    with employee benefit plans                            (243)       (1,245)          (18)
  Contributions from The Dial Corp                                                    89,195
- --------------------------------------------------------------------------------------------
  Balance, end of year                                   688,042       464,487       465,955
- --------------------------------------------------------------------------------------------
 NET UNREALIZED INVESTMENT LOSSES:
  Balance, beginning of year                                             (387)          ---
  Change in net unrealized investment losses                               387         (387)
- --------------------------------------------------------------------------------------------
  Balance, end of year                                                     ---         (387)
- --------------------------------------------------------------------------------------------
 RETAINED INCOME:
  Balance, beginning of year                              54,901        32,524       (3,124)
  Net income                                              74,313        37,347        48,957
  Dividends                                             (19,384)      (14,970)      (13,309)
- --------------------------------------------------------------------------------------------
  Balance, end of year                                   109,830        54,901        32,524
- --------------------------------------------------------------------------------------------
 CUMULATIVE TRANSLATION ADJUSTMENTS:
  Balance, beginning of year                             (7,773)       (6,685)       (1,639)
  Unrealized translation gain (loss)                       3,047       (1,088)       (5,046)
- --------------------------------------------------------------------------------------------
  Balance, end of year                                   (4,726)       (7,773)       (6,685)
- --------------------------------------------------------------------------------------------
 COMMON STOCK IN TREASURY:
  Balance, beginning of year                             (8,519)       (3,215)          ---
  Purchase of shares                                    (18,954)      (10,162)       (3,249)
  Shares used in connection with employee
   benefit plans                                           4,295         4,858            34
- --------------------------------------------------------------------------------------------
  Balance, end of year                                  (23,178)       (8,519)       (3,215)
- --------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY                                   $770,252      $503,300      $488,396
============================================================================================


                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

- -------------------------------------------------------------------------------------------------------------
 Years Ended December 31,                                         1994               1993             1992
- -------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
  Net income                                                  $     74,313      $     37,347      $    48,957
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for possible credit losses                            16,670             5,706            6,740
    Depreciation and amortization                                   46,470             9,318            4,501
    Gains on securitizations and sale of assets                    (9,045)           (5,439)          (3,362)
    Loss (income) from discontinued operations                                           499         (12,207)
    Deferred income taxes                                            9,915            17,947          (4,837)
  Change in assets and liabilities, net of effects from
   subsidiaries purchased:
     Increase in other assets                                     (20,087)           (6,290)          (7,682)
     (Decrease) increase in accounts payable                      (82,694)          (14,246)            3,938
     Increase (decrease) in interest payable                        14,077           (5,429)            3,576
     Other                                                         (4,548)           (1,311)          (3,841)
- -------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                     45,071            38,102           35,783
- -------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      35,106             5,681           22,657
  Proceeds from sale of securitized assets                         115,507
  Principal collections on financing transactions                  908,862           638,423          454,390
  Expenditures for financing transactions                      (1,505,208)       (1,007,794)        (684,900)
  Net change in short-term financing transactions                (294,123)
  Purchase of Asset Based Lending                                                   (69,808)
  Purchase of Ambassador                                         (246,285)
  Purchase of TriCon                                             (344,212)
  Sale of Verex                                                                      171,500
  Net advances to discontinued insurance subsidiary                                   57,321         (57,321)
  Other                                                              1,898               221              392
- -------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                    (1,328,455)         (204,456)        (264,782)
- -------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
  Long-term borrowings                                             827,550           200,000          644,091
  Net borrowings under commercial paper                          1,508,564           185,735          330,141
  Repayment of long-term borrowings                            (1,186,191)         (190,136)        (829,212)
  Issuance of common stock                                         225,991
  (Redemption) issuance of preferred stock                                          (25,000)           25,000
  Proceeds from exercise of stock options                            4,052             3,613              562
  Common stock purchased for treasury                             (18,954)          (10,162)          (3,249)
  Advances and contributions from The Dial Corp                                                        55,275
  Dividends                                                       (19,384)          (14,970)         (13,309)
  Net change in due to factored clients                            (9,298)
- -------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                  1,332,330           149,080          209,299
- -------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                   48,946          (17,274)         (19,700)
 Cash and cash equivalents, beginning of year                          929            18,203           37,903
- -------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                        $     49,875     $       929     $    18,203
=============================================================================================================

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                        (DOLLARS IN THOUSANDS IN TABLES)


NOTE A   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. (formerly known as GFC Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation, (formerly known as Greyhound Financial Corporation), and its subsidiaries (collectively, "FINOVA Capital"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA Capital in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, GFC Financial Corporation changed its name to The FINOVA Group Inc., and changed its principal operating subsidiary's name from Greyhound Financial Corporation to FINOVA Capital Corporation, both effective February 1, 1995.

         The Company is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of the Company by distributing one share of the Company's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed to the Company (i) all of the common stock of FINOVA Capital representing the Company's core operations, (ii) Greyhound European Financial Group ("GEFG"), Dial's European commercial and consumer finance businesses not previously managed by the Company, (iii) Greyhound BID Holding Corp. ("Greyhound BID") and (iv) Verex Corporation and subsidiaries ("Verex"), Dial's discontinued mortgage insurance operations, which had been operated in a run-off mode by Dial since 1988. The Company sold Verex in July 1993.

         The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of FINOVA Capital, GEFG and Greyhound BID and the investment in Verex for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives.

         FINANCING TRANSACTIONS -- For loans and other financing contracts earned income is recognized over the life of the contract, using the interest method.

         For leases classified as direct financing leases, the difference between (a) aggregate lease rentals and (b) the cost of the related assets less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the contracts using the interest method.

                             THE FINOVA GROUP INC.

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

         Fees received in connection with loan commitments are deferred in accounts payable and accrued expenses until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized at expiration.

         Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due (other than consumer finance accounts of GEFG, which are considered nonaccruing when 180 days past due and the accounts of Manufacturer and Dealer Services, which are considered nonaccruing when 120 days past due) or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

         The reserve for possible credit losses is available to absorb credit losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the probability of loss has been established in amounts determined to cover such losses after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the ultimate sales price of repossessed collateral is charged to the reserve for possible credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for possible credit losses.

         Under certain limited recourse provisions of receivable transfer agreements (securitizations), the Company repurchases defaulted leases and subsequently classifies these leases as nonaccruing. At the time the defaulted leases are repurchased, the Company transfers from accrued liabilities for securitized assets to the reserve for possible credit losses, the amount of the estimated loss relating to the repurchased assets. If the accounts have to be written-down, they are charged to the reserve for possible credit losses.

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

                             THE FINOVA GROUP INC.

rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

         The Financial Accounting Standards Board ("FASB") has issued two new accounting standards: Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). These standards require that impaired loans that are within the scope of these statements generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. These new standards, effective for fiscal years beginning after December 15, 1994, are not expected to have a material impact on the Company's financial position or results of operations. Adoption of SFAS 114 and 118 will be applied by the Company, effective January 1, 1995. Under SFAS 114, assets classified as in-substance foreclosures will generally be reclassified as impaired loans.

         PENSION AND OTHER BENEFITS -- Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Net periodic pension cost for FINOVA is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

         Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of such benefits during the years the employees provide services. Prior to 1993, the costs of such benefits were expensed as incurred. The adoption of SFAS No. 106 had no material effect on the Company's financial condition or results of operations.

         Effective January 1, 1994, the Company adopted SFAS Statement No. 112, "Employers' Accounting for Postemployment Benefits." Analogous to SFAS No. 106 for postretirement benefits, this standard requires companies to accrue for estimated future postemployment benefits during the periods when employees are working. Postemployment benefits are any benefits other than retirement benefits that are provided after employment ceases. Prior to 1994, the costs of such benefits were expensed as incurred. The adoption of SFAS No. 112 had no material effect on the Company's financial condition or results of operations.

         SAVINGS PLAN -- The Company maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 1% to 22% of taxable compensation. The Company matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 3% of salary reductions (increased to 6% effective January 1, 1995).

         EMPLOYEE STOCK OWNERSHIP PLAN -- Employees of the Company are eligible to participate in the Employee Stock Ownership Plan in the month following the last twelve consecutive month

                             THE FINOVA GROUP INC.

period during which they have at least 1,000 hours of service with the Company. Company contributions are made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

         Expenses under the Savings Plan and Employee Stock Ownership Plan were $900,000 in 1994, $400,000 in 1993 and $300,000 in 1992.

         INCOME TAXES -- Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

         CASH EQUIVALENTS -- The Company classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

         EARNINGS PER COMMON AND EQUIVALENT SHARE -- Earnings per common and equivalent share is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the year giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted earnings per share is not materially different from primary earnings per share.

         DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into derivative financial instruments as part of its interest rate risk management. The Company uses interest rate swaps and interest rate hedge agreements. These interest rate derivatives are accounted for using settlement or matched swap accounting. Periodic net cash settlements are recognized when they occur.

         ACQUISITIONS -- During 1994, FINOVA Capital, in transactions accounted for as purchases, acquired Ambassador Factors (February 14, 1994) and TriCon (April 30, 1994). The consolidated financial statements include the results of operations of the acquired companies since the date of acquisition and reflect final adjustments for purchase accounting. The prior years 1993 and 1992 consolidated financial statements have not been restated for acquisitions made subsequent to such dates. The unaudited pro forma results of operations of these acquisitions are included in Note O to Notes to Consolidated Financial Statements. Cost in excess of net assets ("goodwill") of acquired businesses is being amortized using the straight-line method over 20 years. The amortization of goodwill resulting from the acquisitions is tax deductible under Section 197 of the Internal Revenue Code.

         RECLASSIFICATIONS -- Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.


NOTE B   DISCONTINUED OPERATIONS

         Verex, which conducted FINOVA's mortgage insurance operations, ceased writing new business as of January 1, 1988 but continued to write renewals and settle valid claims in accordance with insurance contracts in force. Accordingly, Verex was treated as a discontinued operation. On July 16, 1993, FINOVA consummated the sale of Verex. Proceeds from the sale of Verex were approximately $215,000,000. The sale price was generally determined by the book value of Verex's assets plus a premium of $6,000,000 and an adjustment for the difference between the market value and book value of Verex's investment portfolio. The loss from discontinued operations for the year ended December 31, 1993 included all transaction costs and anticipated costs to complete disposition of the remaining assets and liabilities of Verex retained by FINOVA.

                             THE FINOVA GROUP INC.

NOTE C   INVESTMENT IN FINANCING TRANSACTIONS

         The Company provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables). At December 31, 1994 and 1993, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $5,667,644,000 and $2,846,571,000 (before reserve for possible credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

- -------------------------------------------------------------
                                             Percent of Total
                                             Carrying Amount
- -------------------------------------------------------------
                                             1994      1993
- -------------------------------------------------------------
 Corporate Finance                            13.8%     15.3%
 Commercial Real Estate Finance               13.2%     19.6%
 Transportation Finance                       12.7%     21.2%
 Resort Finance                               12.0%     19.9%
 Communications Finance                       10.4%     18.9%
 Medical Finance                               8.3%
 Manufacturer and Dealer Services (1)          5.7%
 Commercial Equipment Finance (1)              5.3%
 Franchise Finance (1)                         5.3%
 Commercial Finance                            3.4%
 Factoring Services                            2.8%
 Rediscount Finance                            1.8%      0.7%
 European Financial Services                   1.8%      4.4%
 Government Finance                            1.7%
 Inventory Finance                             1.0%
 Other                                         0.8%
- -------------------------------------------------------------
                                             100.0%    100.0%
=============================================================

(1) Excludes assets sold under securitization agreements that are managed by the Company.

                             THE FINOVA GROUP INC.

         Aggregate installments on loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables at December 31, 1994 (excluding repossessed assets of $85,758,000 and estimated residual values) are due during each of the years ending December 31, 1995 to 1999 and thereafter as follows:

- -------------------------------------------------------------------------------------------------------------
                                  1995         1996          1997          1998          1999      Thereafter
- -------------------------------------------------------------------------------------------------------------
 Loans and other financing
  contracts:
  Commercial:
   Fixed interest rate         $  209,944    $  197,825    $  173,295      $141,158     $129,900     $272,710
   Floating interest rate         600,935       371,039       349,562       368,201      151,183      185,457
  Real Estate:
   Fixed interest rate             55,397        51,055        34,890        30,746       72,306       75,394
   Floating interest rate         178,483       213,536       215,154       121,738       91,267       65,127
  Operating and direct
    financing leases,
    primarily at fixed
    interest rates                329,110       282,894       219,582       151,842      104,705      161,726
  Leveraged leases                  4,543         6,828        14,367        10,431        5,783      164,673
- -------------------------------------------------------------------------------------------------------------
                               $1,378,412    $1,123,177    $1,006,850      $824,116     $555,144     $925,087
=============================================================================================================

         The net investment in leveraged leases at December 31 consisted of the following:


- ------------------------------------------------------------------------------------------------
                                                                   1994                1993
- ------------------------------------------------------------------------------------------------
 Rentals receivable                                               $1,268,843         $1,377,107
 Less principal and interest payable on nonrecourse debt          (1,062,218)        (1,165,466)
- ------------------------------------------------------------------------------------------------
 Net rentals receivable                                              206,625            211,641
 Estimated residual values                                           306,204            306,894
 Less unearned income                                               (225,311)          (234,753)
- ------------------------------------------------------------------------------------------------
 Investment in leveraged leases                                      287,518            283,782
 Less deferred taxes arising from leveraged leases                  (226,115)          (223,006)
- ------------------------------------------------------------------------------------------------
 Net investment in leveraged leases                               $   61,403          $  60,776
================================================================================================


         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

- -----------------------------------------------------------------
                                      1994       1993       1992
- -----------------------------------------------------------------
 Lease and other income              $9,240    $11,376     $9,172
 Income tax expense                   3,143      8,363      2,757
- -----------------------------------------------------------------

                             THE FINOVA GROUP INC.

         The investment in direct financing leases at December 31 consisted of the following:

- -------------------------------------------------------------------------------
                                                       1994            1993
- -------------------------------------------------------------------------------
   Rentals receivable                                  $885,148        $91,153
   Estimated residual values                             86,191         23,121
   Unearned income                                     (196,505)       (42,462)
- -------------------------------------------------------------------------------
 Investment in direct financing leases                 $774,834        $71,812
===============================================================================

         The investment in operating leases at December 31 consisted of the following:

- -------------------------------------------------------------------------------
                                                       1994            1993
- -------------------------------------------------------------------------------
 Cost of assets                                       $526,191       $157,823
 Accumulated depreciation                             (113,409)       (10,601)
- -------------------------------------------------------------------------------
 Investment in operating leases                        $412,782      $147,222
===============================================================================

         The Company has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily Prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) at December 31 was as follows:


- -------------------------------------------------------------------------------
                                                       1994            1993
- -------------------------------------------------------------------------------
 Receivables due on financing transactions           $2,928,287     $1,661,602
 Less unearned income                                   (65,327)       (25,928)
- -------------------------------------------------------------------------------
 Investment in loans and leases                      $2,862,960     $1,635,674
===============================================================================


         Interest earned from financing transactions with floating interest rates was approximately $269,000,000 in 1994, $154,000,000 in 1993 and
$127,000,000 in 1992. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. The Company's matched funded policy is more fully described in Note F.

         At December 31, 1994, the Company had a committed backlog of new business of approximately $764,000,000 compared to $420,000,000 at December 31, 1993. The committed backlog includes lines of credit totaling $540,000,000 and $272,000,000 for December 31, 1994 and 1993, respectively. Historically, the Company has booked a substantial portion of its backlog, although there can be no assurance that such trend will continue. Loan commitments and lines of credit have generally the same credit risk in extending loans to borrowers. These commitments are subject to the same credit quality and collateral requirements involved in normal lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

         RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS) -- During 1994, the Company transferred its interest in approximately $125,400,000 of its direct finance lease portfolio for $135,000,000. These transfers provide limited recourse for credit losses to the Company

                             THE FINOVA GROUP INC.

and certain of its assets. As of December 31, 1994, $58,540,000 of finance lease receivables were the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure at December 31, 1994 limited to $78,846,000. At December 31, 1994, an outstanding allowance for estimated losses under these recourse provisions of $12,988,000 is included in accounts payable and accrued expenses. The outstanding gross receivable balance of transferred receivables completed and assumed in the acquisitions in 1994 was $253,386,000 at December 31, 1994. The Company services these lease contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.


NOTE D   RESERVE FOR POSSIBLE CREDIT LOSSES

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

- ------------------------------------------------------------------------------------------------
                                                           1994           1993          1992
- ------------------------------------------------------------------------------------------------
 Balance, beginning of year                                $ 64,280       $69,291       $87,600
 Provision for possible credit losses                        16,670         5,706         6,740
 Write-offs                                                 (35,127)      (12,575)      (23,661)
 Recoveries                                                   1,898           717           749
 Other (including addition of TriCon and Ambassador
  reserves in 1994)                                          61,524         1,141        (2,137)
- ------------------------------------------------------------------------------------------------
 Balance, end of year                                      $109,245       $64,280       $69,291
================================================================================================

         Additionally, the Company has recorded accrued liabilities of $12,988,000 that represent an allowance for estimated losses under certain recourse provisions on $253,386,000 of assets securitized.

                             THE FINOVA GROUP INC.

         Write-offs by lines of business experienced by the Company during the years ended December 31 are as follows:

- ------------------------------------------------------------------------------------
                                                    1994       1993 (1)     1992 (1)
- ------------------------------------------------------------------------------------
 Communications Finance                             $ 8,300      $ 1,488     $ 1,500
 Manufacturer and Dealer Services                     7,018
 European Financial Services                          5,140        5,026      15,838
 Corporate Finance                                    4,233        3,741       1,000
 Resort Finance                                       2,730
 Franchise Finance                                    2,247
 Commercial Real Estate Finance                       1,461        2,320       4,417
 Commercial Equipment Finance                         1,257
 Factoring Services                                   1,148
 Commercial Finance                                     774
 Inventory Finance                                      442
 Medical Finance                                        377
 Other                                                                           906
- ------------------------------------------------------------------------------------
                                                    $35,127      $12,575     $23,661
====================================================================================
 Write-offs as a percentage of investment in
  financing transactions and securitizations          0.59%        0.44%       0.97%
====================================================================================

(1) The 1993 and 1992 periods exclude line of business write-offs for acquisitions made subsequent to such dates.

         An analysis of nonaccruing contracts and repossessed assets at December 31 is as follows:


- -----------------------------------------------------------------------------------------------
                                                                          1994        1993 (1)
- -----------------------------------------------------------------------------------------------
 Nonaccruing contracts:
  Domestic                                                               $ 73,938      $ 13,263
  Foreign                                                                   9,065        12,320
- -----------------------------------------------------------------------------------------------
 Total nonaccruing contracts                                               83,003        25,583
 Repossessed assets                                                        85,758        77,024
- -----------------------------------------------------------------------------------------------
 Total nonaccruing contracts and repossessed assets                      $168,761      $102,607
===============================================================================================
 Nonaccruing contracts and repossessed assets as a percentage of
  investment in financing transactions and securitizations                   2.9%          3.6%
===============================================================================================

(1) The 1993 period excludes nonaccruing and repossessed assets for acquisitions made subsequent to such dates.

         In addition to the repossessed assets included in the above table, the Company had repossessed assets, with a total carrying amount of $55,106,000 and $48,956,000 at December 31,

                             THE FINOVA GROUP INC.

1994 and 1993 which earned income of $3,316,000 and $2,700,000 during 1994 and 1993, respectively.

         In the normal course of business, the Company has renegotiated and modified certain contracts with respect to rates and other terms. The Company had approximately $64,000,000, or 1.1% of ending funds employed and securitizations in 1994, and $47,000,000, or 1.6% of ending funds employed in 1993, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are yielding, on a weighted average basis, a return of approximately 10.2%.

         Had all contracts placed in a nonaccrual status outstanding at December 31, 1994, 1993 and 1992, remained accruing, interest earned would have been increased by approximately $14,000,000, $11,000,000 and $12,600,000, respectively. Income recognized on these accounts was approximately $1,742,000, $1,732,000 and $589,000 in 1994, 1993 and 1992, respectively.

         Included in repossessed assets are in-substance foreclosures of $35,400,000 and $31,700,000 at December 31, 1994 and 1993, respectively, which were accounted for in the same manner as collateral that had been formally repossessed, even though the Company did not hold legal title.


NOTE E   DEBT

         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $2,100,000,000. FINOVA Capital currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1,000,000,000. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' Prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1,000,000,000. In addition, FINOVA Capital has another 364 day facility with the administrative agent for $100,000,000. The 364 day $1,100,000,000 revolving credit agreements will be subject to renewal in 1995 while the three year $1,000,000,000 credit facility is subject to renewal in 1997.

                             THE FINOVA GROUP INC.

         The following information pertains to all short-term financing, including bank loans and commercial paper issued by FINOVA Capital for the years ended December 31:

- ------------------------------------------------------------------------------------------------
                                                            1994           1993          1992
- ------------------------------------------------------------------------------------------------
 Maximum amount of short-term debt outstanding
  during year                                             $2,024,441      $516,386      $504,829
 Average short-term debt outstanding during year           1,050,358       336,672       322,176
 Weighted average short-term interest rates
  at end of year:
   Short-term borrowings                                        6.2%          3.5%          4.1%
   Commercial paper*                                            6.0%          3.6%          4.2%
 Weighted average interest rate on short-term debt
  outstanding during year*                                      4.8%          3.5%          4.3%
- ------------------------------------------------------------------------------------------------

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

         Senior debt at December 31 was as follows:


- -----------------------------------------------------------------------------------------------
                                                                       1994            1993
- -----------------------------------------------------------------------------------------------
  Commercial paper and short-term bank loans supported
   by unused long-term bank revolving credit agreements,
   less unamortized discount                                         $2,024,441      $  516,386
  Medium-term notes due to 2003, 4.5% to 10.2%                        1,167,811         751,500
  Term loans payable to banks due to 1996, 6.0% to 6.9%                 130,000         150,000
  Senior notes due to 2002, 6.75% to 16.0%, less
   unamortized discount                                               1,233,013         555,666

  Nonrecourse installment notes due to 2002, 10.6% (assets of
    $25,648 and $25,613, respectively, pledged as collateral)            18,089          18,944
- -----------------------------------------------------------------------------------------------
 Total senior debt                                                   $4,573,354      $1,992,496
===============================================================================================

         Subordinated debt outstanding at December 31, 1993, in the amount of $86,790,000 (14.1%), was repaid in 1994.

         Annual maturities of senior debt outstanding at December 31, 1994 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $568,767,000 (1995), $399,116,000 (1996), $358,137,000 (1997), $347,960,000 (1998), $334,324,000
(1999) and $540,609,000 (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1994, FINOVA Capital had $24,383,000 of excess accumulated earnings available for distribution.

         Total interest paid is not significantly different from interest expense.

                             THE FINOVA GROUP INC.

NOTE F   DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into interest rate swaps and interest rate hedge agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments utilized are straightforward and involve little complexity. The Company continually monitors its position relative to derivatives and utilizes derivative instruments for non- trading purposes only.

         The Company utilizes derivative instruments to minimize its exposure to fluctuations in interest rates. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and maintains a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. The Company's matched funding policy requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of investment in financing transactions ("funds employed"), should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

         The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Under interest rate swaps, the Company agrees to exchange with the counterparty, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts do not change for the life of the contract. Amortizing swap notional amounts amortize over the life of the transaction. Basis swaps involve the exchange of floating-rate indices, such as the Prime rate, the Commercial Paper Composite rate and LIBOR.

         The Company purchased interest rate hedge agreements to reduce the impact of increases in interest rates on its floating- rate debt. These agreements effectively lock in a spread of approximately 2.3% between the Company's borrowing rate, LIBOR, and its lending rate (Prime based). In early 1995, the Company further protected its margins on floating-rate transactions by entering into basis swaps with a notional amount of $750,000,000 to lock in the spread between the Company's lending and borrowing rates. With these agreements, the Company protected its margins on $1,500,000,000 of floating-rate transactions (or approximately 50% of its floating-rate liabilities).

         The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the counterparties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. The Company's derivative policy stipulates that the maximum exposure to any one

                             THE FINOVA GROUP INC.

counterparty, relative to the derivative products, is limited on a net basis, to 10% of the Company's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

         The use of derivatives decreased interest expense by $13,655,000, a decrease in the aggregate cost of funds of 0.4% in 1994, $25,875,000, a decrease in the aggregate cost of funds of 1.3% in 1993 and $8,155,000, a decrease in the aggregate cost of funds of 0.4% in 1992. These reductions in interest expense from off-balance sheet derivatives effectively alters on-balance sheet costs and must be viewed as total interest rate management. At December 31, 1994 and 1993, unamortized premiums amounted to $1,875,000 and $3,138,000, respectively. There were no deferred gains or losses associated with derivatives.

         The following table provides annual maturities and weighted-average interest rates for each significant derivative product type. The rates presented are as of December 31, 1994. To the extent that rates change, variable interest information will change.

                             THE FINOVA GROUP INC.
           DERIVATIVE MATURITIES AND WEIGHTED-AVERAGE INTEREST RATES
                             (Dollars in Millions)


- ---------------------------------------------------------------------------------------------------------------------------
                                            December                        Maturities of Derivative Products
                                               31,         ----------------------------------------------------------------
                                              1994         1995      1996      1997      1998     1999    Thereafter
- ---------------------------------------------------------------------------------------------------------------------------
 RECEIVED FIXED-RATE SWAPS:
  Notional value                            $1,190      $    40   $   100   $   275   $   325   $   250   $   200
  Weighted average received rate             6.66%        5.52%     5.34%     6.70%     6.83%     6.82%     7.00%
  Weighted average pay rate                  6.56%        7.00%     6.50%     6.50%     6.50%     6.50%     6.74%
 PAY FIXED-RATE GENERIC SWAPS:
  Notional value                            $  780      $    30   $   325   $   225   $   100   $    50   $    50
  Weighted average receive rate              6.58%        7.00%     6.56%     6.50%     6.75%     6.50%     6.50%
  Weighted average pay rate                  7.43%        9.05%     6.89%     7.32%     8.37%     7.98%     8.09%
 PAY FIXED-RATE AMORTIZING SWAPS:
  Notional value                            $  242      $   154   $    70   $    18
  Weighted average receive rate              6.03%        6.03%     6.03%     6.03%
  Weighted average pay rate                  5.04%        4.83%     5.20%     6.18%
 INTEREST RATE HEDGE AGREEMENTS:
  Notional value                            $  750                $   750
  Weighted average receive rate              2.50%                  2.50%
  Weighted average pay rate                  2.50%                  2.50%
 BASIS SWAPS:
  Notional value                            $  254      $   126                       $   128
  Weighted average receive rate              5.91%        5.74%                         6.08%
  Weighted average pay rate                  6.73%        6.52%                         6.93%

 TOTAL NOTIONAL VALUE                       $3,216      $   350   $ 1,245   $   518   $   553   $   300   $   250
=================================================================================================================
 Total weighted average rates on swaps
  Receive rate                               5.56%        5.95%     3.99%     6.59%     6.64%     6.77%     6.90%
=================================================================================================================
  Pay rate                                   5.72%        6.05%     4.12%     6.85%     6.94%     6.75%     7.01%
=================================================================================================================

                             THE FINOVA GROUP INC.

                        ACTIVITY IN DERIVATIVE PRODUCTS
                             (Dollars in Millions)


- -----------------------------------------------------------------------------------------------------
                                              Pay Fixed-    Pay Fixed-
                               Received          Rate          Rate       Interest
                              Fixed-Rate        Generic     Amortizing   Rate Hedge     Basis
                                Swaps            Swaps        Swaps      Agreements     Swaps   TOTAL
- -----------------------------------------------------------------------------------------------------
Balance, December 31, 1991     $  50        $  205        $              $             $     $  255
Expired                          (50)                                                            (50)
Additions                        890                                                             890
- -----------------------------------------------------------------------------------------------------
Balance, December 31, 1992       890           205                                             1,095
Expired                          (50)          (25)                                              (75)
Additions                        300                                       750                 1,050
- -----------------------------------------------------------------------------------------------------
Balance, December 31, 1993     1,140           180                         750                 2,070
Expired                          (50)          (50)       (148)                                 (248)
Additions                        100           650         390                       254       1,394
- -----------------------------------------------------------------------------------------------------
Balance, December 31, 1994    $1,190         $ 780       $ 242           $ 750     $ 254      $3,216
=====================================================================================================


NOTE G   STOCKHOLDERS' EQUITY

         At December 31, 1994 and 1993, The FINOVA Group Inc. had 28,421,703 and 20,371,703 shares of common stock issued, respectively, with 27,676,526 and 20,079,486 shares of common stock outstanding, respectively. Approximately 5,011,000 common shares were reserved for issuance under the 1992 Stock Incentive Plan at December 31, 1994.

         FINOVA has 5,000,000 shares of preferred stock authorized, none of which was issued at December 31, 1994. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series. In connection with the Company's stock incentive plan, 250,000 shares of preferred stock are reserved for issuance of stock options.


NOTE H   STOCK OPTIONS

         During 1992, the Board of Directors of the Company adopted The FINOVA Group Inc. 1992 Stock Incentive Plan (the "Plan") for the grant of options, restricted stock and stock appreciation

                             THE FINOVA GROUP INC.

rights to officers, directors and certain key employees. In connection with the Spin-Off, shares of common stock were made available to provide new options, restricted shares of common stock and stock appreciation rights to employees of the Company or its subsidiaries in exchange for awards outstanding under certain stock option and incentive plans of Dial. Each option was adjusted so that the aggregate exercise price and the aggregate spread before the Spin-Off was preserved at the time of the Spin-Off. For each share of Dial restricted stock held by an employee, such employee received replacement shares of FINOVA restricted stock with a market value intended to compensate for the Spin-Off.

         The Plan provides for the following types of awards: (a) stock options (both incentive stock options and non-qualified stock options), (b) stock appreciation rights, and (c) restricted stock. The Plan generally authorizes the issuance of awards for up to 2-1/2 percent of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock are reserved for awards under the Plan.

         The stock options outstanding at December 31, 1994 were granted for terms of ten years and generally become exercisable over two to three years from the date of grant. Stock options are exercisable based on the market value at the date of grant, unless a higher exercise price was established, which has been the case for multi-year grants.

         Information with respect to options granted and exercised from the date of Spin-off to December 31, 1994 is as follows:

- -----------------------------------------------------------------------
                                                        Average Option
                                             Shares     Price Per Share
- -----------------------------------------------------------------------
 Granted during 1992 (1)                      892,908         $17.01
 Exercised                                   (41,235)          14.00
 Canceled                                    (23,590)          18.34
- -----------------------------------------------------------------------
 Options outstanding at December 31, 1992     828,083          17.12
 Granted                                      454,450          31.17
 Exercised                                  (166,839)          16.10
 Canceled                                   (103,580)          22.61
- -----------------------------------------------------------------------
 Options outstanding at December 31, 1993   1,012,114          23.04
 Granted                                      635,766          36.18
 Exercised                                   (66,418)          17.29
 Canceled                                   (119,857)          33.54
- -----------------------------------------------------------------------
 Options outstanding at December 31, 1994   1,461,605         $28.12
=======================================================================

(1) Includes 526,658 shares granted in exchange for awards outstanding under certain stock option and incentive plans of Dial at an average exercise price of $14.35.

                             THE FINOVA GROUP INC.

         At December 31, 1994, stock options with respect to 1,461,605 common shares were outstanding at exercise prices ranging from $12.70 to $41.65 per share, of which options to purchase 576,609 common shares were exercisable at an average price of $19.24 per share.

         Since the Spin-Off, the Board of Directors has granted only performance based restricted stock, excluding the restricted stock converted from previous Dial awards. Performance based restricted stock awards (104,820 shares in 1994, 38,629 in 1993 and 146,136 in 1992, excluding 64,586 shares converted in the Spin-Off) vest generally over periods not exceeding five years from the date of grant. The holder of the performance based restricted stock, like restricted stock, has the right to receive dividends and vote the target number of shares but may not sell, assign, transfer, pledge or otherwise encumber the performance based restricted stock. All performance based restricted stock grants since the Spin-Off were based on Company share performance and may result in greater or lesser numbers of shares finally being delivered to the holder, depending on that performance. The target number of shares are deemed received on the grant date. Additional vestings over the target are reported as new grants as of the vesting dates. Vestings below target would be reported as a forfeiture of amounts below the target number of shares.


NOTE I   INCOME TAXES

         Prior to the Spin-Off, Dial credited or charged the Company an amount equal to the tax reductions realized or tax payments made by Dial as a result of including the Company's tax results and credits in Dial's consolidated federal and other applicable income tax returns. In all other respects, the Company's tax provisions have been computed on a separate return basis.

         The consolidated provision (benefit) for income taxes consist of the following for the years ended December 31:

- ---------------------------------------------------------------------------
                                       1994           1993          1992
- ---------------------------------------------------------------------------
 Current:
  United States:
      Federal                       $    33,107    $    9,783    $   16,265
      State                               6,436         1,002         2,069
  Foreign                                               (156)           346
- ---------------------------------------------------------------------------
                                         39,543        10,629        18,680
- ---------------------------------------------------------------------------
 Deferred:
  United States                          10,003        17,947       (2,377)
  Foreign                                  (88)                     (2,460)
- ---------------------------------------------------------------------------
                                          9,915        17,947       (4,837)
- ---------------------------------------------------------------------------
 Provision for income taxes         $    49,458    $   28,576    $   13,843
===========================================================================


         Income taxes paid in 1994, 1993 and 1992 amounted to approximately $41,213,000, $10,511,000 and $19,096,000, respectively.

                             THE FINOVA GROUP INC.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1994 and 1993 consisted of the following:

- --------------------------------------------------------------------------------------
                                                                   1994         1993
- --------------------------------------------------------------------------------------
 Deferred tax liabilities:
  Deferred income from leveraged leases                          $226,115     $223,006
  Deferred income from lease financing                             32,833       35,950
  Other                                                             8,353          622
- --------------------------------------------------------------------------------------
 Gross deferred tax liability                                     267,301      259,578
- --------------------------------------------------------------------------------------
 Deferred tax assets:
  Reserve for possible credit losses                               29,363       27,272
  Investment in foreign subsidiary carrying value difference       23,193       23,193
  Accrued expenses                                                 11,400       15,121
  Alternative minimum tax credit carryforward                       6,183        6,291
  Other                                                             8,275        8,729
- --------------------------------------------------------------------------------------
 Gross deferred tax asset                                          78,414       80,606
- --------------------------------------------------------------------------------------
 Net deferred tax liability                                      $188,887     $178,972
======================================================================================

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

- -------------------------------------------------------------------------------------
                                                           1994       1993     1992
- -------------------------------------------------------------------------------------
 Federal statutory income tax rate                          35.0%      35.0%    34.0%
 State income taxes                                          5.1%       3.4%     2.7%
 Foreign tax effects                                         1.2%     (2.0%)   (2.4%)
 Municipal income                                           (1.2%)
 Recognition of tax benefit on refinancing charges
  accrued in 1991                                                              (6.2%)
 Other                                                     (0.1%)     (0.7%)   (0.7%)
- -------------------------------------------------------------------------------------
 Current provision for income taxes                         40.0%      35.7%    27.4%
 Adjustments to deferred taxes                                          7.3%
- -------------------------------------------------------------------------------------
 Provision for income taxes                                 40.0%      43.0%    27.4%
=====================================================================================

                             THE FINOVA GROUP INC.

NOTE J           PENSION AND OTHER BENEFITS

         PENSION BENEFITS
         Net periodic pension cost (income) for the years ended December 31, included the following components:

                                                          United States                      Foreign
- --------------------------------------------------------------------------------------------------------------
                                                   1994        1993        1992       1994      1993      1992
- --------------------------------------------------------------------------------------------------------------
 Service cost benefits earned during period        $1,508      $  813      $ 738      $  66     $ 215    $ 341
 Interest cost on projected benefit  obligation     1,217       1,063        878        308       293      345
 Actual return on plan assets                          78     (2,306)    (1,781)        242     (736)    (382)
 Net amortization and deferral                    (1,538)         967        553      (544)       459       79
- --------------------------------------------------------------------------------------------------------------
 Periodic pension cost                              1,265         537        388         72       231      383
 Curtailment loss (gain)                              135       (777)                    21
- --------------------------------------------------------------------------------------------------------------
 Net periodic pension cost (income)                $1,400      $(240)      $ 388      $  93     $ 231    $ 383
==============================================================================================================

         Assumptions regarding the determination of net periodic pension cost (income) for the years ended December 31, were:

- -------------------------------------------------------------------------------------------------------------
                                                            United States                     Foreign
- -------------------------------------------------------------------------------------------------------------
                                                     1994        1993     1992       1994      1993     1992
- -------------------------------------------------------------------------------------------------------------
 Discount rate for obligation                        7.75%       8.50%    9.00%      8.00%     9.00%    9.00%
 Rate of increase in compensation levels             4.25%       5.50%    6.00%      6.00%     8.00%    8.00%
 Long-term rate of return on assets                  9.50%       9.50%    9.50%      8.00%     9.00%    9.00%
- -------------------------------------------------------------------------------------------------------------

         The following table indicates the plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

- -------------------------------------------------------------------------------------------------------------
                                                                       United States            Foreign
- -------------------------------------------------------------------------------------------------------------
                                                                      1994       1993        1994      1993
- -------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefit obligations:
  Vested benefit obligations                                         $13,200     $12,000    $3,785     $3,440
=============================================================================================================
  Accumulated benefit obligations                                    $13,800     $12,600    $3,785     $3,440
=============================================================================================================
 Projected benefit obligation                                        $14,800     $14,400    $3,785     $3,755
 Market value of plan assets, primarily equity and fixed
  income securities                                                   17,134      17,606     3,785      3,781
- -------------------------------------------------------------------------------------------------------------
 Plan assets over projected benefit obligation                       $ 2,334     $ 3,206    $  --      $   26
 Unrecognized transition asset                                         (390)       (451)     (105)      (109)
 Unrecognized prior service cost reduction                           (1,088)         404                   72
 Unrecognized net loss                                                 2,707       1,804       105        101
- -------------------------------------------------------------------------------------------------------------
 Prepaid pension costs                                               $ 3,563     $ 4,963    $  --      $   90
=============================================================================================================

                             THE FINOVA GROUP INC.

         Assumptions regarding the funded status of pension plans as of December 31, 1994 and 1993 are:

- -------------------------------------------------------------------------------------------------------------
                                                                          United States           Foreign
- -------------------------------------------------------------------------------------------------------------
                                                                        1994        1993       1994     1993
- -------------------------------------------------------------------------------------------------------------
 Discount rate for obligation                                           8.50%       7.75%      8.50%    8.00%
 Rate of increase in compensation levels                                5.00%       4.25%      --       6.00%
 Long-term rate of return on assets                                     9.50%       9.50%      --       9.00%
- -------------------------------------------------------------------------------------------------------------

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

         Net periodic postretirement benefit cost for the year ended December 31, 1994 and 1993 included the following components:

- ----------------------------------------------------------------------------------------
                                                                       1994        1993
- ----------------------------------------------------------------------------------------
 Service cost benefits earned during period                           $   159    $    55
 Interest cost on accumulated postretirement benefit obligation           244        143
 Net amortization and deferral                                            140         85
- ----------------------------------------------------------------------------------------
 Net periodic postretirement benefit cost                             $   543    $   283
========================================================================================

         Assumptions regarding the determination of net periodic postretirement benefit costs at December 31, 1994 and 1993 were:


- ------------------------------------------------------------------------------------------
                                                                        1994      1993
- ------------------------------------------------------------------------------------------
 Discount rate for obligation                                           7.75%      8.50%
 Rate of increase in compensation levels                                4.25%      5.50%
 Rate of increase in health care costs (1)                             12.25%     14.00%
==========================================================================================


(1) Rate of increase in health care costs was 12.25% in 1994, scaled down to 6.25% by 2000 and thereafter.

                             THE FINOVA GROUP INC.

         The following table indicates the amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

- -----------------------------------------------------------------------------
                                                            1994       1993
- -----------------------------------------------------------------------------
 Accumulated postretirement benefit obligation:
  Retirees                                                $  1,257   $  1,680
  Actives eligible for full benefits                           183        230
  Other actives                                              2,125        370
- -----------------------------------------------------------------------------
 Total accumulated postretirement benefit obligation         3,565      2,280
 Unrecognized transition obligation                         (1,523)    (1,607)
 Unrecognized prior service cost                            (1,547)
 Unrecognized net gain (loss)                                  264      (437)
- -----------------------------------------------------------------------------
 Accrued postretirement benefit cost                      $    759   $    236
=============================================================================

         Assumptions regarding the accrued postretirement benefit cost at December 31, 1994 and 1993 were:

- ---------------------------------------------------------------------------
                                                          1994       1993
- ---------------------------------------------------------------------------
 Discount rate for obligation                              8.50%      7.75%
 Rate of increase in compensation levels                   5.00%      4.25%
 Rate of increase in health care costs (1)                12.25%     13.25%
- ---------------------------------------------------------------------------

(1) Rate of increase in health care costs was 12.25% in 1994, scaled down to 6.25% by 2000 and thereafter.

         A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately 5% and the ongoing annual expense by approximately 3%.


NOTE K   TRANSACTIONS WITH DIAL

         Pursuant to the Spin-Off, the Company and Dial entered into several agreements, including the Distribution Agreement, Tax Sharing Agreement, Sublease Agreement, Interim Services Agreement and Trademark Assignment and Agreement. These agreements do not result in significant additional expenses over comparable third party services.

         The Company leases its corporate office facilities from Dial under an agreement which expires March 31, 2001. Annual rentals under the lease are approximately $1,616,000 to 1996 and $1,806,000 thereafter.

                             THE FINOVA GROUP INC.


NOTE L           LITIGATION AND CLAIMS

         The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation, in part, often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.


NOTE M   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange.
The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

- ------------------------------------------------------------------------------------------------------------
                                                             1994                           1993
- ------------------------------------------------------------------------------------------------------------
                                                   Carrying       Estimated        Carrying       Estimated
                                                    Amount        Fair Value        Amount       Fair Value
- ------------------------------------------------------------------------------------------------------------
 Balance Sheet -
  Financial Instruments:
  Assets:
   Loans and other financing contracts             $3,810,781      $3,829,881      $2,192,192     $2,172,154
  Liabilities:
   Senior debt                                      4,573,354       4,510,043       1,992,496      2,149,387
   Subordinated debt                                    --              --             86,790         88,390

 Off-Balance Sheet -
   Financial Instruments:
     Interest rate swaps                                --           (47,937)           --            37,202
     Interest rate hedge agreements                     --            (4,049)           --             (841)
- ------------------------------------------------------------------------------------------------------------

         The carrying values of cash and cash equivalents, factored receivables, accounts payable and accrued expenses, due to factored clients and interest payable approximate fair values due to

                             THE FINOVA GROUP INC.

the short-term maturities of these instruments.

         The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

         LOANS AND OTHER FINANCING CONTRACTS:
                 The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1994 and 1993. Management believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1994 and 1993, the fair value of nonaccruing contracts with a carrying amount of $83,003,000 and $25,583,000, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1994 and 1993, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $140,864,000 and $125,980,000, respectively.

         SENIOR AND SUBORDINATED DEBT:
                 The fair value of senior and subordinated debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

         INTEREST RATE SWAPS:
                 The fair values of interest rate swaps is based on quoted market prices obtained from participating banks and dealers for transactions of similar remaining duration.

         INTEREST RATE HEDGE AGREEMENTS:
                 The fair values of interest rate hedge agreements is based on quoted market prices obtained from participating banks and dealers for transactions of similar remaining duration.

         The fair value estimates presented herein were based on information available as of December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1994 and 1993; therefore, current estimates of fair value may differ significantly from the amounts presented herein.


NOTE N   SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES:

         The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

- -------------------------------------------------------------------------
                                         1994         1993         1992
- -------------------------------------------------------------------------
 Salaries and employee benefits          $ 63,891     $29,502      $27,247
 Problem account costs                     13,505      11,822        7,642
 Depreciation and amortization              9,733       2,802        1,970
 Professional services                      7,357       2,201        2,868
 Occupancy expense                          6,124       4,160        4,494
 Travel and entertainment                   6,099       2,182        1,661
 Other                                      6,309       5,489        4,846
- --------------------------------------------------------------------------
                                         $113,018     $58,158      $50,728
==========================================================================

                             THE FINOVA GROUP INC.

NOTE O   PURCHASE OF AMBASSADOR FACTORS  AND TRICON CAPITAL CORPORATION.

         On February 14, 1994, FINOVA Capital acquired Ambassador, which represented Fleet Financial Group, Inc.'s ("Fleet") factoring and asset based lending subsidiary. The cash purchase price of the acquisition was $246,285,000, which included repayment of $170,000,000 intercompany balance due from Ambassador to Fleet. In addition, FINOVA Capital assumed $101,471,000 due to factored clients, $5,851,000 of accrued liabilities and $10,987,000 of additional liabilities and transaction costs. The acquisition has been accounted for as a purchase and created approximately $40,800,000 of goodwill, which is being amortized on a straight line basis over 20 years. The amortization of goodwill is tax deductible.

         The acquisition was financed with proceeds received from the sale of FINOVA's discontinued mortgage insurance subsidiary and cash generated from operations. FINOVA, simultaneous with the acquisition, increased its investment in FINOVA Capital by contributing $40,000,000 of intercompany loans as additional paid in capital of FINOVA Capital.

         On April 30, 1994, FINOVA Capital acquired all of the stock of TriCon from Bell Atlantic Corporation ("Bell Atlantic"), in an all-cash transaction. The cash purchase price of the acquisition was $344,212,000. In addition, FINOVA Capital assumed outstanding indebtedness and liabilities of TriCon totaling $1,500,650,000 and incurred additional liabilities and acquisition costs of $41,301,000. The acquisition has been accounted for as a purchase and created approximately $102,000,000 of goodwill, which is being amortized on a straight line basis over 20 years. The amortization of goodwill is tax deductible.

         The cash purchase price was financed initially with the proceeds from the issuance of $300,000,000 of debt and the remainder with internally generated funds. A portion of the interim debt was replaced with the net proceeds from a public offering completed in May 1994 of 8,050,000 shares of the Company's common stock.

         The following Pro Forma Statements of Consolidated Income (unaudited) for the years ended December 31, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively, and give effect to the Offering as of such dates. The Pro Forma Statements of Consolidated Income are unaudited and are not necessarily indicative of the results that would have occurred if the acquisitions had been consummated as of January 1, 1994 or January 1, 1993, nor are they necessarily indicative of the results of future operations.

                             THE FINOVA GROUP INC.
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                          YEAR ENDED DECEMBER 31, 1994
                 (Dollars in Thousands, except per share data)


- ---------------------------------------------------------------------------------------------------------------------------------
                                                                       Historical                 ProForma Adjustments(1)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                          TriCon
                                                            Ambassador   January
                                                  Company       1994    thru April  Ambassador        TriCon              Pro
                                                                           1994                                          Forma
- ---------------------------------------------------------------------------------------------------------------------------------
Interest earned from financing transactions    $   503,351  $    3,072  $  74,263   $                 $(3,158)   (7)  $   577,528

Interest expense and depreciation                  258,937         563     37,711          271  (2)     1,538    (9)      299,020
- ---------------------------------------------------------------------------------------------------------------------------------
Interest margins earned                            244,414       2,509     36,552        (271)         (4,696)            278,508
Provision for possible credit losses                16,670         500      7,749                                          24,919
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest margins earned                        227,744       2,009     28,803        (271)         (4,696)            253,589
Gains on securitizations and sale of assets          9,045                  1,303                                          10,348
- ---------------------------------------------------------------------------------------------------------------------------------
                                                   236,789       2,009     30,106        (271)         (4,696)            263,937
Selling, administrative and other operating        113,018         634     18,198          249  (3)     1,700   (10)      134,135
expenses                                                                                   83   (4)       253    (8)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                   123,771       1,375     11,908        (603)         (6,649)            129,802
Income taxes                                        49,458         649      4,059        (241)  (5)    (2,660)  (11)       51,166
                                                                                          (99)  (6)
- ---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                     $    74,313  $      726   $  7,849   $    (263)        $(3,989)        $    78,636
=================================================================================================================================
Earnings per common share (13)                 $      2.94                                                            $      2.76
=================================================================================================================================
Average outstanding common and equivalent
 shares (13)                                    25,307,000                                                             28,461,000
=================================================================================================================================

                                      40

                             THE FINOVA GROUP INC.
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                          YEAR ENDED DECEMBER 31, 1993
                 (Dollars in Thousands, except per share data)


- -------------------------------------------------------------------------------------------------------------------------------
                                                              Historical                     Pro Forma Adjustments
- -------------------------------------------------------------------------------------------------------------------------------
                                               Company      Ambassador  TriCon        Ambassador       TriCon         ProForma
- -------------------------------------------------------------------------------------------------------------------------------
Interest earned from financing transactions    $ 255,216   $    35,235  $ 245,300   $               $  (7,667)   (7)  $ 529,584
                                                                                                         1,500   (8)
Interest expense and depreciation                130,369         5,780    121,793       4,226  (2)       4,613   (9)    266,781
- -------------------------------------------------------------------------------------------------------------------------------
Interest margins earned                          124,847        29,455    123,507     (4,226)         (10,780)          262,803
Provision for possible credit losses               5,706         7,177     21,634                                        34,517
- -------------------------------------------------------------------------------------------------------------------------------
Net interest margins earned                      119,141        22,278    101,873     (4,226)         (10,780)          228,286
Gains on sale of assets                            5,439                                                                  5,439
- -------------------------------------------------------------------------------------------------------------------------------
                                                 124,580        22,278    101,873     (4,226)         (10,780)          233,725
Selling, administrative and other operating
 expenses                                         58,158         8,125     48,128       2,990  (3)       5,100  (10)    124,260
                                                                                        1,000  (4)         759   (8)
- -------------------------------------------------------------------------------------------------------------------------------
                                                  66,422        14,153     53,745     (8,216)         (16,639)          109,465
Income taxes                                      28,576         6,481     22,164     (3,286)  (5)     (6,656)  (11)     43,215
                                                                                        (820)  (6)     (3,244)  (12)
- -------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 37,846         7,672     31,581     (4,110)          (6,739)           66,250
Loss from discontinued operations                  (499)                                                                  (499)
Cumulative effect of changes in accounting
 principles                                                        480      5,530                                         6,010
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                     $  37,347   $     8,152  $  37,111   $ (4,110)       $  (6,739)        $  71,761
===============================================================================================================================
Income from continuing operations after
 preferred dividends per common share(13)      $    1.80                                                              $    2.29
===============================================================================================================================
Earnings per common share (13)                 $    1.77                                                              $    2.48
===============================================================================================================================
Average outstanding and equivalent share(13)  20,332,000                                                             28,382,000
===============================================================================================================================

                             THE FINOVA GROUP INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


(1) Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the year ended December 31, 1994 related to the acquisitions of Ambassador and TriCon present the effects of the one month and four months, respectively, not included in the Company's historical financial statements.

ACQUISITION OF AMBASSADOR

(2)      To record the estimated interest expense ($271,000 - 1994; $4,226,000
         - 1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet.

(3) To record tax deductible amortization of goodwill ($249,000 - 1994; $2,990,000 - 1993) based on an amortization period of twenty years and amortization of the covenant not to compete over one year.

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $1,000,000 - 1993).

(5)      To record the income tax effect ($241,000 - 1994; $3,286,000 - 1993)
         of Notes (2), (3) and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $820,000 - 1993).

ACQUISITION OF TRICON

(7) To reduce interest earned from financing transactions for the income recorded on assets not purchased by the Company in 1994 and 1993 ($3,158,000 - 1994; $7,667,000 - 1993).

(8) To reflect base fees ($1,500,000 - 1993) and incremental costs ($253,000 - 1994; $759,000 - 1993) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(9)      To record interest expense ($1,538,000 - 1994; $4,613,000 - 1993)
         resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund a deferred tax payment and dividends, reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition.

(10) To record tax deductible amortization of goodwill ($1,700,000 - 1994; $5,100,000 - 1993) based on an amortization period of twenty years.

(11)     To record the income tax effect ($2,660,000 - 1994; $6,656,000 - 1993)
         of Notes (7) through (10) at the Company's effective incremental income tax rate of 40%.

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

                             THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)
(Dollars in Thousands)

         The following represents the condensed quarterly results for the two years ended December 31, 1994:

- ---------------------------------------------------------------------------------------------------
                                                     First       Second       Third         Fourth
                                                    Quarter     Quarter      Quarter       Quarter
- ---------------------------------------------------------------------------------------------------
Interest earned from financing  transactions:
 1994                                                $73,961   $121,891     $147,649       $159,850
 1993                                                 59,514     63,948       64,944         66,810
- ---------------------------------------------------------------------------------------------------
Interest expense:
 1994                                                 33,133     53,648       65,881         69,538
 1993                                                 30,568     31,423       30,788         31,074
- ---------------------------------------------------------------------------------------------------
Gains on securitizations and sale of assets:
 1994                                                      3      4,500        1,169          3,373
 1993                                                  2,061        179      ---              3,199
- ---------------------------------------------------------------------------------------------------
Non-interest expenses (includes provision for
 possible credit losses):
 1994                                                 22,510     42,526       45,813         55,576
 1993                                                 17,591     16,614       15,883         20,292
- ---------------------------------------------------------------------------------------------------
Income from continuing operations:
 1994                                                 11,389     17,305       22,257         23,362
 1993                                                  8,545     10,323        6,750 (1)     12,228
- ---------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations:
  1993                                                 1,338      2,870         ---          (4,707)
- ---------------------------------------------------------------------------------------------------
Net income:
 1994                                                 11,389     17,305       22,257         23,362
 1993                                                  9,883     13,193        6,750 (1)      7,521
===================================================================================================


(1) Income from continuing operations and net income for the third quarter of 1993 included an adjustment of $4,857,000 representing the effect of federal and state income tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

                             THE FINOVA GROUP INC.
       AVERAGE BALANCES/INTEREST MARGIN/AVERAGE ANNUAL RATES (UNAUDITED)
                             (Dollars in Thousands)

         The following represents the breakdown of the Company's average balance sheet, interest margins and average annual rates for the years ended December 31, 1994 and 1993:


- -----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                        1994 (1)                                   1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                                       Average                  Average         Average                   Average
                                                       Balance       Interest    Rate           Balance      Interest       Rate
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS:

 Cash and cash equivalents                            $   28,886     $                         $    9,566     $
 Investment in financing transactions                  4,446,745      466,614    11.5%  (2)     2,637,547      248,700     10.7% (2)
   Less reserve                                         (97,704)                                 (66,786)
- -----------------------------------------------------------------------------------------------------------------------------------
 Investment in financing transactions - net            4,349,041                                2,570,761
 Investment in and advances to Verex Corporation                                                  110,656
 Other assets and deferred charges                       183,069                                   47,012
- -----------------------------------------------------------------------------------------------------------------------------------
                                                      $4,560,996                               $2,737,995
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Other liabilities                                    $  235,221                               $   73,235
 Senior and subordinated debt                          3,468,498      222,200     6.4%          1,980,562      123,853      6.3%
 Deferred income taxes                                   190,710                                  175,850
- -----------------------------------------------------------------------------------------------------------------------------------
                                                       3,894,429                                2,229,647
Redeemable preferred stock                                                                         12,500
Stockholders' equity                                     666,567                                  495,848
- -----------------------------------------------------------------------------------------------------------------------------------
                                                      $4,560,996                               $2,737,995
===================================================================================================================================
Interest income/average earning assets (2)                            466,614    11.5%                         248,700     10.7%
Interest expense/average earning assets (2) (3)                       222,200     5.5%                         123,853      5.3%
- -----------------------------------------------------------------------------------------------------------------------------------
Interest margins earned (3)                                          $244,414     6.0%                        $124,847      5.4%
===================================================================================================================================

(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).
(2)  Average earning assets ($4,064,971 and $2,321,359 for 1994 and 1993, respectively) are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the year ended December 31, 1994, excluding the impact of derivatives, interest expense would have been $235,855 or 5.8% of average earning assets and interest margins earned would have been $230,759 or 5.7% of average earning assets. For the year ended December 31, 1993, excluding the impact of derivatives, interest expense would have been $149,728 or 6.5% of average earning assets and interest margins earned would have been $98,972 or 4.3% of average earning assets.

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                           DECEMBER 31, 1994 FORM 10-K


   Exhibit No.                        Description
   ----------                         -----------
    (3.A)   Certificate of Incorporation, as amended through the date of this filing.*

    (3.B)   By-Laws, as amended through the date of this filing.*

    (4.A) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

    (4.B)   Form of Common Stock Certificate of the Company*.

    (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

    (4.D) Rights Agreement dated as of February 15, 1992 between the Company and the Rights Agent named therein (incorporated by reference from the Company's Registration Statement on Form S-1, SEC File No.
            33-45452 (the "Registration Statement"), Annex V to Prospectus and
            Exhibit 4.1).

    (4.E) Indenture dated as of November 1, 1990 between FINOVA Capital and the Trustee named therein (incorporated by reference from Greyhound
            Financial Corporation's Registration Statement on Form S-3,
            Registration No. 33-37743, Exhibit 4).

    (4.F)   Fourth Supplemental Indenture dated as of April 17, 1992 between
            FINOVA Capital and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4.E above, is hereby incorporated by reference from The FINOVA Group Inc.'s Annual Report on Form 10-K for the year 1992 (the "1992 10-K"), Exhibit 4.F.

    (4.G)   Form of Indenture dated as of September 1, 1992 between FINOVA
            Capital and the Trustee names therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on
            Form S-3, Registration No. 33-51216, Exhibit 4).

    (4.H) 1992 Stock Incentive Plan of the Company as amended through the date hereof, with a proposed amendment thereto incorporated from the Proxy Statement.*+


  Exhibit No.                           Description
  ----------                            -----------
    (10.A)   Sixth Amendment and Restatement dated as of May 16, 1994 of the
             Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National Trust and
             Savings Association, Bank of Montreal, Chemical Bank, Citibank,
             N.A. and National Westminster Bank USA, as agents (the "Agents")
             and Citibank, N.A., as Administrative Agent (incorporated by reference from the Corporation's Current Report on Form 8-K dated
             May 23, 1994, Exhibit 10.1).

   (10.A.1)  First Amendment dated as of September 30, 1994, to the Sixth
             Amendment and Restatement, noted in 10.A above.*

    (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on Form 8-K dated May 23, 1994, Exhibit
             10.2).

   (10.B.1)  First Amendment dated as of September 30, 1994 to the Credit
             Agreement noted in 10.B above.*

   (10.C.1)  The Company's Executive Severance Plan for Tier 1 Employees.*+

   (10.C.2)  The Company's Executive Severance Plan for Tier 2 Employees.*+

    (10.D)   The Company's Management Incentive Plan.*+

    (10.E)   The Company's Performance Share Incentive Plan.*+

    (10.F)   Employment Agreement with Samuel L. Eichenfield, dated March 16,
             1992, is hereby incorporated by reference from the 1992 10-K,
             Exhibit 10.F.

    (10.G)   Employment Agreement with William J. Hallinan, dated February 25,
             1992, is hereby incorporated by reference from the 1992 10-K,
             Exhibit 10.I.+

    (10.H)   Employment Agreement with Thomas C. Parrinello, dated February 14,
             1992.*+

   (10.I.1)  Form of Resolutions of the Company's Board of Directors (adopted on
             December 5, 1994) amending the Company's Retirement Income, Capital
             Accumulation, Employees' Stock Ownership and Supplemental Pension
             Plans.*+

   (10.I.2)  Form of Resolutions of the Company's Board of Directors (adopted on
             February 9, 1995) amending the names of the Company's various benefit plans.*+


  Exhibit No.                 Description
  ---------                   -----------
    (10.J)   The Company's Retirement Income Plan.*+

    (10.K)   The Company's Supplemental Pension Plan.*+

    (10.L)   The Company's Employee Stock Ownership Plan and Trust.*+

    (10.M)   The Company's Capital Accumulation Plan.*+

    (10.N) The Company's Directors Deferred Compensation Plan, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.O.+

    (10.O)   Form of the Company's 1992 Stock Incentive Plan Nonqualified Stock
             Option Agreement (for exempt employees) (for August 25, 1992 and subsequent grants through August 10, 1994) (various prices) is hereby incorporated by reference from the 1992 10-K, Exhibit
             10.FF.+

    (10.P)   Form of the Company's 1992 Stock Incentive Plan Nonqualified Stock
             Option Agreement (for nonexempt employees) (for August 25, 1992 and subsequent grants through August 10, 1994) (various grants) is hereby incorporated by reference from the 1992 10-K, Exhibit
             10.GG.

    (10.Q) A description of the Company's policies regarding compensation of directors is incorporated from the Proxy Statement.+

    (10.R) The Company's 1992 Deferred Compensation Plan is hereby incorporated by reference from the 1993 10-K, Exhibit 10.II.+

    (10.S)   Interim Services Agreement dated January 28, 1992 among the
             Company, The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.JJ.

    (10.T)   Tax Sharing Agreement dated February 19, 1992 among the Company,
             The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.KK.

    (10.U) Certificate of Designations of Series A Redeemable Preferred Stock of FINOVA Capital, dated March 17, 1992, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.MM.

    (10.V)   Sublease dated as of April 1, 1991, among the Company, The Dial
             Corp and others, relating to the Company's principal office space, is hereby incorporated by reference from the 1992 10-K, Exhibit
             10.NN.

    (10.W) Directors' Retirement Benefit Plan is hereby incorporated by reference from the Company's Annual Report on Form 10- K for the year ended December 31, 1993 (the "1993 10-K"), Exhibit 10.OO.+


  Exhibit No.                         Description
  ---------                           -----------
    (10.X)   Stock Purchase Agreement between Bell Atlantic TriCon Leasing
             Corporation and Greyhound Financial Corporation dated as of March
             4, 1994 is hereby incorporated by reference from the 1993 10-K,
             Exhibit 10.QQ.

    (10.Y)   Form of Assets Purchase Agreement between Bell Atlantic TriCon
             Leasing Corporation and TriCon Capital Corporation is hereby incorporated by reference from the 1993 10-K, Exhibit 10.RR.

    (10.Z)   Form of Distribution Agreement among the Company, Greyhound
             Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from the Registration Statement, Annex II to the Prospectus and Exhibit 2.1).

    (10.AA)  Asset Purchase Agreement dated as of February 3, 1995 between
             Transamerica Business Credit Corporation and FINOVA Capital.*

    (10.BB)  Stock Purchase Agreement among The FINOVA Group Inc., FINOVA
             Capital and GE Capital Mortgage Corporation dated May 26, 1993, incorporated by reference from the Company's Report on Form 8-K dated July 15, 1993, Exhibit 2.

    (10.CC)  Directors' Charitable Awards Program.*+

    (10.DD)  Form of the Company's 1992 Stock Incentive Plan Stock Option
             Agreements for grants subsequent to August 10, 1994 (for exempt employees) (various prices).*+

    (10.EE)  Form of the Company's 1992 Stock Incentive Plan Stock Option
             Agreements for grants subsequent to August 10, 1994 (for non-exempt employees) (various prices).*

    (10.FF)  Form of the Company's 1992 Stock Incentive Plan Stock Option
             Agreements for grants subsequent to August 10, 1994 (for non-employee directors) (various prices).*+

    (10.GG)  Form of the Company's 1992 Stock Incentive Plan Restricted Stock
             Agreements.*+

    (11)     Computation of Per Share Earnings.*

    (12)     Computation of Ratio of Income to Combined Fixed Charges and
             Preferred Stock Dividends.*

    (21)     Subsidiaries of the Registrant.*

    (25)     Powers of Attorney.*

    (27)     Financial Data Schedule.*

             * Filed herewith         + Relating to Management Compensation.

