Form 10-Q
period 1995-03-31
FINOVA GROUP INC
filed 1995-05-15
CIK 883701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)

 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    March 31, 1995

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                                                   1-11011

                              THE FINOVA GROUP INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              86-0695381
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1850 North Central Ave., P. O. Box 2209, Phoenix, AZ                  85002-2209
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 1995, 27,603,029 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------
PART I FINANCIAL INFORMATION.
       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - March 31, 1995 and
                   December 31, 1994                                                                    1

             Condensed Consolidated Income Statement - Three Months Ended
                   March 31, 1995 and 1994                                                              2

             Condensed Consolidated Statement of Cash Flows - Three Months Ended
                   March 31, 1995 and 1994                                                              3

             Notes to Interim Condensed Consolidated Financial Information                            4 - 7


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                        7 - 10


PART II      OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                                    10


       SIGNATURES                                                                                      11

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                  March 31,    December 31,
ASSETS:                                                             1995           1994
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS                                       $    34,982    $    49,875

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income of
   $278,817 and $249,550, respectively                            4,287,275      4,034,648
 Direct financing leases                                            815,388        774,834
 Operating leases                                                   412,712        412,782
 Leveraged leases                                                   288,019        287,518
 Factored receivables                                               186,067        157,862
                                                                -----------    -----------
                                                                  5,989,461      5,667,644
Less reserve for possible credit losses                            (109,969)      (109,245)
                                                                -----------    -----------
    Investment in financing transactions - net                    5,879,492      5,558,399
OTHER ASSETS AND DEFERRED CHARGES                                   232,180        226,057
                                                                -----------    -----------
                                                                $ 6,146,654    $ 5,834,331
                                                                ===========    ===========
LIABILITIES:
 Accounts payable and accrued expenses                          $   310,674    $   301,838
 Senior debt                                                      4,847,273      4,573,354
 Deferred income taxes                                              201,510        188,887
                                                                -----------    -----------
                                                                  5,359,457      5,064,079
                                                                -----------    -----------
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 shares issued                                 284            284
 Additional capital                                                 688,323        688,042
 Retained income                                                    126,687        109,830
 Cumulative translation adjustments                                  (2,874)        (4,726)
 Common stock in treasury, 803,000 and 745,000 shares,
  respectively                                                      (25,223)       (23,178)
                                                                -----------    -----------
                                                                    787,197        770,252
                                                                -----------    -----------
                                                                $ 6,146,654    $ 5,834,331
                                                                ===========    ===========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)

                                                            Three Months Ended
                                                                  March 31,
                                                         -------------------------
                                                             1995          1994
                                                         -----------   -----------
Interest and income earned from financing transactions   $   174,757   $    73,961
Interest expense                                              84,524        33,133
Depreciation                                                  12,743         1,957
                                                         -----------   -----------
Interest margins earned                                       77,490        38,871
Provision for possible credit losses                           6,400         3,250
                                                         -----------   -----------
Net interest margins earned                                   71,090        35,621
Gains on sale of assets                                        2,980             3
                                                         -----------   -----------
                                                              74,070        35,624
Selling, administrative and other operating expenses          36,575        17,303
                                                         -----------   -----------
Income before income taxes                                    37,495        18,321
Income taxes                                                  15,127         6,932
                                                         -----------   -----------
NET INCOME                                               $    22,368   $    11,389
                                                         ===========   ===========

EARNINGS PER COMMON AND EQUIVALENT SHARE                 $      0.80   $      0.56
                                                         ===========   ===========

DIVIDENDS DECLARED PER COMMON SHARE                      $      0.20   $      0.18
                                                         ===========   ===========

AVERAGE OUTSTANDING COMMON AND EQUIVALENT SHARES          27,894,000    20,362,000
                                                         ===========   ===========


See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
OPERATING ACTIVITIES:                                          1995         1994
                                                            ---------    ---------
 Net income                                                 $  22,368    $  11,389
 Adjustments to reconcile net income to net cash provided
  (used) by operating
  activities:
   Provision for possible credit losses                         6,400        3,250
   Depreciation and amortization                               16,307        2,605
   Gains on sale of assets                                     (2,980)          (3)
   Deferred income taxes                                       12,623        9,394
 Change in assets and liabilities, net of effects from
  subsidiaries purchased                                       (9,656)     (31,467)
                                                            ---------    ---------
     Net cash provided (used) by operating activities          45,062       (4,832)
                                                            ---------    ---------

INVESTING ACTIVITIES:
 Proceeds from sale of assets                                  11,518           29
 Principal collections on financing transactions              247,085      151,658
 Expenditures for financing transactions                     (410,339)    (225,505)
 Net change in short-term financing transactions              (67,452)     (29,196)
 Purchase of Ambassador                                                   (246,285)
 Acquisition of portfolios                                   (127,045)
 Other                                                            425          213
                                                            ---------    ---------
     Net cash used by investing activities                   (345,808)    (349,086)
                                                            ---------    ---------

FINANCING ACTIVITIES:

 Net borrowings under commercial paper                        139,870       24,298
 Long-term borrowings                                         375,000      450,000
 Repayment of long-term borrowings                           (240,951)     (42,995)
 Proceeds from exercise of stock options                                       135
 Common stock purchased for treasury                           (2,084)
 Dividends                                                     (5,511)      (3,615)
 Net change in due to factored clients                         19,529        7,547
                                                            ---------    ---------
     Net cash provided by financing activities                285,853      435,370
                                                            ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (14,893)      81,452
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 49,875          929
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  34,982    $  82,381
                                                            =========    =========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

NOTE A   BASIS OF PREPARATION

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

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans, such as the Company's European Consumer Finance Second Mortgage portfolio. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. The total carrying amount of impaired loans was $98.7 million at March 31, 1995, $17 million of which were performing and $81.7 million of which were nonaccruing. Income is recognized in the same manner as it is on normal accruing loans. For the three months ended March 31, 1995, $0.2 million of income was recognized on these loans. Cash collected on nonaccruing impaired loans is applied to the carrying amount of the loans.

         Under SFAS 114, in-substance foreclosed assets are accounted for as loans. Accordingly, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans. The Company has elected to account for troubled debt restructuring as defined under SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", under SFAS 114.

         Accounts are either written-down or written-off when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Impaired loans were written-down by $5.1 million during the period ended March 31, 1995. Reserve levels (including $13 million of accrued liabilities applicable to securitizations) and total non-earnings were not impacted by the adoption of SFAS 114 and approximated 2% and 2.8%, respectively of ending funds employed and securitizations. Impairment reserves of $19.8 million were required for $56.1 million of impaired loans, with no impairment reserve being required for the remaining $42.6 million of impaired loans. The total reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral.

NOTE C PORTFOLIO QUALITY

         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1995
                             (Dollars in Thousands)

                                                 Revenue Accruing                             Nonaccruing
                                      ----------------------------------------  --------------------------------------
                                                                      Repos-
                                                                      sessed                     Repos-       Leases        Total
                                        Original       Impaired       Assets      Impaired       sessed         &          Carrying
                                          Rate            (1)          (2)           (1)         Assets       Other         Amount
                                      ----------------------------------------  --------------------------------------  ------------
Corporate Finance                     $     786,979  $      4,391   $           $     18,323  $        335  $           $    810,028
Commercial Real Estate Finance              672,043         2,244       42,908         6,628        20,968         990       745,781
Transportation Finance (3)                  725,200                                                                          725,200
Resort Finance                              664,683         5,987        2,426         2,582        30,571                   706,249
Communications Finance                      584,052                      2,557        20,135         5,863                   612,607
Medical Finance                             470,718                                       87                     1,412       472,217
Manufacturer and Dealer Services (4)        342,565                                      992                    18,209       361,766
Commercial Equipment Finance                305,052                                    3,032                     6,522       314,606
Franchise Finance                           294,873         4,374                      8,932                     3,178       311,357
Rediscount Finance                          233,242                                                                          233,242
Commercial Finance                          188,840                                   12,233                                 201,073
Factoring Services                          185,320                                      747                                 186,067
Government Finance                           99,158                                                                 22        99,180
European Financial Group                     87,690                                    4,960                     3,690        96,340
Inventory Finance                            66,136                                      625                                  66,761
Other                                        44,530                                    2,457                                  46,987
                                      -------------  ------------   ----------  ------------  ------------  ----------  ------------
TOTAL (4)                             $   5,751,081  $     16,996   $   47,891  $     81,733  $     57,737  $   34,023  $  5,989,461
                                      =============  ============   ==========  ============  ============  ==========  ============

    --------------------

(1) Total recorded carrying amount of impaired loans was $98.7 million at March 31, 1995. Of the total impaired loans, $17 million were performing and $81.7 million were nonaccruing. For the period ended March 31, 1995, $0.2 million of income was recognized on these loans. Under SFAS 114, in-substance foreclosed assets should be accounted for as loans. Accordingly, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans.

(2) The Company earned income totaling $0.7 million on repossessed assets during 1995, including $0.6 million in Commercial Real Estate Finance, $0.05 million in Communications Finance and $0.04 million in Resort Finance.

(3) Transportation Finance includes $80.1 million of new aircraft finance business booked through the London office.

(4)    Excludes $210.4 million of assets securitized which the Company manages.

                              --------------------

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

         The reserve and accrued liabilities for possible credit losses of $123 million at March 31, 1995 represents 2.0% of the aggregate carrying amount of the investment in financing transactions and securitized assets ("managed assets") before deducting such reserve. Accrued liabilities of $13 million represent an allowance for estimated losses under certain recourse provisions on $210 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                         Three Months Ended
                                              March 31,
                                       ----------------------
                                          1995         1994
                                       ---------    ---------
                                        (Dollars in Thousands)
Balance, beginning of period           $ 109,245    $  64,280
Provision for possible credit losses       6,400        3,250
Write-offs                                (8,885)      (5,106)
Recoveries                                   426          213
Other                                      2,783       10,420
                                       ---------    ---------
Balance, end of period                 $ 109,969    $  73,057
                                       =========    =========

         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

         The specific impairment reserve of $19.8 million at March 31, 1995 applies to $56.1 million of the $98.7 million of impaired loans. The general reserve in the reserve for possible credit losses represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS.

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995
                    TO THE THREE MONTHS ENDED MARCH 31, 1994

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

RESULTS OF OPERATIONS

         Net income increased to $22.4 million ($0.80 per common share) during the first quarter of 1995 from $11.4 million ($0.56 per common share) for the first quarter of 1994, an increase of 96% in net income and a 43% increase in earnings per share. In the 1995 period, the Company's average outstanding shares were 37% higher than in the 1994 period.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest and income earned from financing transactions and interest expense and depreciation, increased to $77.5 million for 1995 from $38.9 million for 1994. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was first quarter new business, which totaled $478 million for 1995 compared to $255 million for 1994 (an increase of 87%). Portfolio growth was also helped by the acquisition of $117 million of consumer rediscount assets from Transamerican Financial Corporation during the first quarter of 1995. Factoring volume also increased in 1995 to $381 million for the first quarter, almost double the 1994 volume.

         Interest margins earned, measured as a percent of average earning assets, were 5.7% for the first quarter of 1995. A substantial portion of the growth in funds employed during the quarter occurred in March. As a result, the interest margin for the first quarter of 1995 includes only a fraction of the interest margin expected to be earned on the assets added during the quarter. While strong, interest margins for the quarter were expected to decline slightly from the 6% level reported for the full year 1994. In addition to the timing of new business, the expected margin decline resulted, in part, from the cost of interest rate hedging activities during the first quarter of 1995. The Company helped protect its margins on floating-rate transactions by hedging an additional $750 million of floating-rate debt to lock in the spread between the Company's lending and borrowing rates. With these agreements, the Company has protected its margins on $1.5 billion of floating-rate transactions (or approximately 50% of its floating-rate liabilities) during the respective hedge terms. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses ("operating expenses") in the 1995 period.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $3.2 million during 1995 compared to 1994. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 70.9% of nonaccruing assets and at 2.0% of funds employed and securitizations.

         The higher operating expenses are primarily attributable to the additions of TriCon and Ambassador, as well as to expenses incurred in connection with the higher volume of new business added during the quarter. The running rate of these expenses, measured as a percent of interest margins earned, was 47.2% (for the combined entities) in 1995, an increase over 44.5% in 1994. It should be noted that the ratio relative to operating expenses was also impacted by the fact that a full quarter's revenues were not reflected for the volume of business added during the period because much of the new business was added toward the end of the quarter.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were $3.0 million higher during the period ended March 31, 1995 compared to March 31, 1994 due to the amount and type of assets sold.

         INCOME TAXES. Income taxes for 1995 increased to $15.1 million from $6.9 million in 1994. Income taxes were higher in the first quarter of 1995 due to an increase in income before income taxes and to a higher tax rate in effect during the first quarter of 1995 (40.3% in 1995 vs. 37.8% in 1994).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Funds employed increased by $322 million to $6.0 billion at March 31, 1995 from $5.7 billion at December 31, 1994. This increase is attributable to new business generated ($478 million) and the portfolio acquisition of approximately $117 million of rediscount loans.

         The reserve and accrued liabilities for possible credit losses at March 31, 1995 remained relatively constant when compared to December 31, 1994. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $6.4 million which were applicable to portfolio growth and $2.4 million of reserves acquired with the rediscount portfolio, offset by decreases due to write-offs of $8.9 million.

         Nonaccruing contracts and repossessed assets increased to $173.5 million at March 31, 1995 from $168.8 million at December 31, 1994. When measured as a percent of funds employed and securitizations, nonearning assets declined to 2.8% at March 31, 1995 from 2.9% at December 31, 1994.

         The Company had total debt of approximately $4.8 billion or 6.2 times its equity base of $787 million at March 31, 1995. The Company also had deferred income taxes of $201.5 million, generally used to reduce debt and, therefore, help finance lending activities.

         Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During the first three months of 1995, FINOVA Capital issued $375 million in new senior debt, which together with general corporate funds and net commercial paper borrowings were used to finance new business, redeem or retire $241 million of debt and acquire the rediscount portfolio.

         RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         Following the Spin-Off in 1992, the Company focused its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the GEFG and Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador and (vi) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA Capital acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $117 million. The European Consumer Finance Second Mortgage portfolio was sold in April 1995 to Beneficial Bank PLC. The sales price includes approximately $14 million cash at closing plus contingent payments of $8 million predicated on cash collections, the total of which ($22 million) approximates the Company's book value of those assets. These activities and the Company's performance were implicitly recognized in FINOVA Capital's recent increases in credit ratings of its senior debt by Standard & Poor's Rating Group to BBB+ from BBB and Moody's Investors Service to Baa1 from Baa2.

         NEW ACCOUNTING STANDARDS

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For the impact and disclosures of these new standards, see Notes B and C to Interim Condensed Consolidated Financial Information.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   The following exhibits are filed herewith:

                     Exhibit No.       Document
                     -----------       --------
                         11            Computation of Earnings Per Share.

                         12            Computation of Ratio of Income to Combined Fixed
                                        Charges and Preferred Stock Dividends (interim period).

                         27            Financial Data Schedule.

       (b)   Reports on Form 8-K:

         A Report on Form 8-K dated April 18, 1995 was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the three months ended March 31, 1995 (unaudited).

                              THE FINOVA GROUP INC.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE FINOVA GROUP INC.

                                  (Registrant)


Dated:  May 15, 1995    By:        /s/   Bruno A. Marszowski
                           -----------------------------------------------
                              Bruno A. Marszowski, Senior Vice President, Chief Financial
                              Officer and Controller
                              Principal Accounting Officer/Authorized Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                            MARCH 31, 1995 FORM 10-Q

   No.                                    Title
- -------    -------------------------------------------------------------------
  (11)     Computation of Earnings Per Share
  (12)     Computation of Income to Combined Fixed Charges and Preferred Stock
            Dividends
  (27)     Financial Data Schedule