Form 10-Q
period 1995-06-30
FINOVA GROUP INC
filed 1995-08-07
CIK 883701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1995
--------------------------------------------------------------------------------
                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to


Commission file number                                                   1-11011
--------------------------------------------------------------------------------

                             THE FINOVA GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              86-0695381
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


1850 North Central Ave., P. O. Box 2209, Phoenix, AZ                  85002-2209
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                  602/207-6900
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X    NO
                                   ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 1995, 27,361,188 shares of Common Stock ($0.01 par value) were outstanding.

                             THE FINOVA GROUP INC.


                               TABLE OF CONTENTS


                                                                            Page No.
                                                                            --------
PART I      FINANCIAL INFORMATION.

   Item 1.  Financial Statements.
         Condensed Consolidated Financial Information:

         Condensed Consolidated Balance Sheet - June 30, 1995 and
             December 31, 1994                                                 1

         Condensed Consolidated Income Statement - Quarter and Six
             Months Ended June 30, 1995 and 1994                               2

         Condensed Consolidated Statement of Cash Flows - Quarter and
             Six Months Ended June 30, 1995 and 1994                           3

         Notes to Interim Condensed Consolidated Financial Information       4 - 7


   Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7 - 10


PART II     OTHER INFORMATION.

   Item 6.   Exhibits and Reports on Form 8-K                                  10


   SIGNATURES                                                                  11


                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                            June 30,           December 31,
ASSETS:                                                                      1995                 1994
                                                                          ----------          ------------
CASH AND CASH EQUIVALENTS                                                 $   24,945           $   49,875

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income of
   $291,409 and $249,550, respectively                                     4,412,794            4,034,648
 Direct financing leases                                                     841,130              774,834
 Operating leases                                                            410,562              412,782
 Leveraged leases                                                            304,945              287,518
 Factored receivables                                                        189,963              157,862
                                                                          ----------           ----------
                                                                           6,159,394            5,667,644
Less reserve for possible credit losses                                     (115,431)            (109,245)
                                                                          ----------           ----------
    Investment in financing transactions - net                             6,043,963            5,558,399
OTHER ASSETS AND DEFERRED CHARGES                                            257,488              226,057
                                                                          ----------           ----------
                                                                          $6,326,396           $5,834,331
                                                                          ==========           ==========
LIABILITIES:
 Accounts payable and accrued expenses                                    $  297,566           $  301,838
 Senior debt                                                               5,044,834            4,573,354
 Deferred income taxes                                                       189,791              188,887
                                                                          ----------           ----------
                                                                           5,532,191            5,064,079
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 shares issued                                          284                  284
 Additional capital                                                          688,416              688,042
 Retained income                                                             144,791              109,830
 Cumulative translation adjustments                                           (3,805)              (4,726)
 Common stock in treasury, 1,072,000 and 745,000 shares,
  respectively                                                               (35,481)             (23,178)
                                                                          ----------           ----------
                                                                             794,205              770,252
                                                                          ----------           ----------
                                                                          $6,326,396           $5,834,331
                                                                          ==========          ===========

            See notes to interim consolidated financial information.

                             THE FINOVA GROUP INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                 (Dollars in Thousands, except per share data)

                                        Quarter Ended                       Six Months Ended
                                           June 30,                             June 30,
                               -----------------------------         ----------------------------
                                    1995             1994                1995             1994
                               ------------      -----------         -----------      -----------
Interest and income
 earned from financing
 transactions                  $    184,693      $   121,891         $   359,450      $   195,852
Interest expense                     90,197           53,648             174,721           86,781
Depreciation                         13,168            8,324              25,911           10,281
                               ------------      -----------         -----------      -----------
Interest margins earned              81,328           59,919             158,818           98,790
Provision for possible
 credit losses                       11,600            4,888              18,000            8,138
                               ------------      -----------         -----------      -----------
Net interest margins
 earned                              69,728           55,031             140,818           90,652
Gains on sale of assets               4,073            4,500               7,053            4,503
                               ------------      -----------         -----------      -----------
                                     73,801           59,531             147,871           95,155
Selling, administrative
 and other operating                 36,420           29,314              72,995           46,617
 expenses                      ------------      -----------         -----------      -----------

INCOME BEFORE
 INCOME TAXES                        37,381           30,217              74,876           48,538
Income taxes                         13,752           12,912              28,879           19,844
                               ------------      -----------         -----------      -----------
NET INCOME                     $     23,629      $    17,305         $    45,997      $    28,694
                               ============      ===========         ===========      ===========

EARNINGS PER
 DECLARED COMMON AND
 EQUIVALENT
 SHARE                         $      0.85       $      0.73         $      1.65      $      1.30
                               ===========       ===========         ===========      ===========

DIVIDENDS PER
 COMMON SHARE                  $      0.20       $      0.18         $      0.40      $      0.36
                               ===========       ===========         ===========      ===========
AVERAGE
 OUTSTANDING
 COMMON AND
 EQUIVALENT SHARES              27,876,000        23,744,000          27,885,000       22,080,000
                               ===========       ===========         ===========      ===========




            See notes to interim consolidated financial information.

                             THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                            Six Months Ended June 30,
                                                                          -----------------------------
OPERATING ACTIVITIES:                                                       1995                1994
                                                                          ---------           ---------
 Net income                                                               $  45,997           $  28,694
 Adjustments to reconcile net income to net cash provided (used)
 by operating activities:
  Provision for possible credit losses                                       18,000               8,138
  Depreciation and amortization                                              33,332              13,455
  Gains on securitizations and sale of assets                                (7,053)             (4,503)
  Deferred income taxes                                                         904              11,940
 Change in assets and liabilities, net of effects from subsidiaries
  purchased                                                                 (34,416)            (65,918)
                                                                          ---------           ---------
    Net cash provided (used) by operating activities                         56,764              (8,194)
                                                                          ---------           ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                20,574               3,100
 Proceeds from assets securitized                                                               115,507
 Principal collections on financing transactions                            576,738             426,449

 Expenditures for financing transactions                                   (869,130)           (611,146)
 Net change in short-term financing transactions                           (135,486)            (87,512)
 Purchase of Ambassador Factors                                                                (246,285)
 Purchase of TriCon                                                                            (344,212)
 Purchase of portfolios                                                    (127,045)
 Other                                                                        1,290                 672
                                                                          ---------           ---------
    Net cash used by investing activities                                  (533,059)           (743,427)
                                                                          ---------           ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                      219,072             456,184
 Long-term borrowings                                                       650,000             827,550
 Repayment of long-term borrowings                                         (397,592)           (743,443)
 Issuance of common stock                                                                       226,568
 Proceeds from exercise of stock options                                      3,041               1,754
 Common stock purchased for treasury                                        (14,048)
 Dividends                                                                  (11,037)             (8,691)
 Net change in due to factored clients                                        1,929              15,277
                                                                          ---------           ---------
    Net cash provided by financing activities                               451,365             775,199
                                                                          ---------           ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (24,930)             23,578
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               49,875                 929
                                                                          ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  24,945           $  24,507
                                                                          =========           =========


            See notes to interim consolidated financial information.

                             THE FINOVA GROUP INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994



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

      The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1995, the results of operations for the quarter and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B  SIGNIFICANT ACCOUNTING POLICIES

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans, such as the Company's former European Consumer Finance Second Mortgage portfolio. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. The total carrying amount of impaired loans was $81.4 million at June 30, 1995, $10.3 million of which were performing and $71.1 million of which were nonaccruing. Income is recognized in the same manner as it is on normal accruing loans. For the six months ended June 30, 1995, $0.4 million of income was recognized on the accruing impaired loans. Cash collected on nonaccruing impaired loans is applied to the carrying amount of the loans.

      Under SFAS 114, in-substance foreclosed assets are accounted for as loans. Accordingly, effective January 1, 1995, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans. The Company has elected to account for troubled debt restructurings, as defined under SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" under SFAS 114.

      Accounts are either written-down or written-off when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Impaired loans were written-down by $7.7 million during the period ended June 30, 1995. Reserve levels (including $12 million of accrued liabilities applicable to securitizations) and total non-earnings were not impacted by the adoption of SFAS 114 on January 1, 1995 and approximated 2.0% and 2.6%, respectively of ending funds employed and securitizations at June 30, 1995. Impairment reserves of $17.6 million were required for $43.9 million of impaired loans, with no impairment reserve being required for the remaining $37.5 million of impaired loans. The total reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral.

NOTE C  PORTFOLIO QUALITY

      The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                                 JUNE 30, 1995
                             (Dollars in Thousands)

                                                Revenue Accruing                     Nonaccruing
                                        -------------------------------      ----------------------------
                                                                 Repos-
                                                                 sessed                  Repos-   Leases           Total
                                          Original   Impaired    Assets      Impaired    sessed     &             Carrying
                                            Rate        (1)       (2)           (1)      Assets   Other            Amount
                                        -------------------------------      ----------------------------        ----------
Corporate Finance                       $  869,907   $ 4,383    $            $11,118    $   335   $              $  885,743
Commercial Real Estate Finance             646,002     2,268     42,993        6,628     20,958       990           719,839
Transportation Finance(3)                  775,776                                                                  775,776
Resort Finance                             708,012               10,842        6,346     24,523                     749,723
Communications Finance                     557,024                2,557       18,135      5,863                     583,579
Medical Finance                            451,571                                                  1,266           452,837
Manufacturer and Dealer Services(4)        374,571       107                                       22,714           397,392
Commercial Equipment Finance               316,648                             1,978                6,313           324,939
Franchise Finance                          297,676     3,544                   7,029                2,824           311,073
Rediscount Finance                         252,353                                                                  252,353
Commercial Finance                         196,946                            11,592                                208,538
Factoring Services                         189,244                               719                                189,963
Government Finance                         105,201                                                     10           105,211
Inventory Finance                           89,552                               336                                 89,888
European Finance                            66,799                             6,994                7,367            81,160
Other                                       31,147                               233                                 31,380
                                        ----------   -------    -------      -------    -------   -------        ----------
TOTAL(4)                                $5,928,429   $10,302    $56,392      $71,108    $51,679   $41,484        $6,159,394
                                        ==========   =======    =======      =======    =======   =======        ==========

------------------
(1) Total recorded carrying amount of impaired loans was $81.4 million at June 30, 1995. Of the total impaired loans, $10.3 million were performing and $71.1 million were nonaccruing. For the period ended June 30, 1995, $0.4 million of income was recognized on these loans. Under SFAS 114, in-substance foreclosed assets should be accounted for as loans. Accordingly, effective January 1, 1995, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans.
(2) The Company earned income totaling $1.8 million on repossessed assets during 1995, including $1.5 million in Commercial Real Estate Finance, $0.1 million in Communications Finance and $0.2 million in Resort Finance.
(3) Transportation Finance includes $83 million of new aircraft financing business booked through the London office.
(4)    Excludes $168 million of assets securitized which the Company manages.

                               ------------------

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

       The reserve and accrued liabilities for possible credit losses of $127.7 million at June 30, 1995 represents 2.02% of the aggregate carrying amount of the investment in financing transactions and securitized assets ("managed assets") before deducting such reserve. Accrued liabilities of $12.3 million represent an allowance for estimated losses under certain recourse provisions on $168.1 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                Six Months Ended
                                                     June 30,
                                             -----------------------
                                               1995           1994
                                             --------       --------
                                              (Dollars in Thousands)
Balance, beginning of period                 $109,245       $ 64,280
Provision for possible credit losses           18,000          8,138
Write-offs                                    (15,867)       (12,021)
Recoveries                                      1,289            668
Other                                           2,764         54,404
                                             --------       --------
Balance, end of period                       $115,431       $115,469
                                             ========       ========

      The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

      The specific impairment reserve of $17.6 million at June 30, 1995 applies to $43.9 million of the $81.4 million of impaired loans. The remaining $97.8 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995
                     TO THE SIX MONTHS ENDED JUNE 30, 1994

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

RESULTS OF OPERATIONS

      Net income increased to $46.0 million ($1.65 per common share) during the six months of 1995 from $28.7 million ($1.30 per common share) in the comparable period of 1994, an increase of 60% in net income and a 27% increase in earnings per share. In the 1995 period, the Company's average outstanding shares were 26% higher than in the 1994 period.

      INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest and income earned from financing transactions and interest expense and depreciation, increased to $158.8 million for 1995 from $98.8 million for 1994. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1,005 million for 1995 compared to $699 million for 1994 (an increase of 44%). Portfolio growth was also helped by the acquisition of $117 million of consumer rediscount assets from Transamerica Financial Corporation during the first quarter of 1995. Factoring volume also increased in 1995 to $810 million for the first six months, almost double the 1994 volume.

      Interest margins earned, measured as a percent of average earning assets, were 5.8% for the first six months of 1995 compared to 6.0% for the 1994 period. This reduction in interest margins was expected in 1995 due to the cost of the hedges that the Company entered into to lock in the spread between its lending and borrowing rates on approximately 50% of its floating-rate debt ($1.5 billion) and to the diminishing ratio of the higher yielding businesses relative to the total portfolio. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in the 1995 period.

      NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $9.9 million during 1995 compared to 1994. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 77.8% of nonaccruing assets and at 2.02% of funds employed and securitizations.

      Selling, administrative and other operating expenses were higher in the 1995 period by $26.4 million but declined as a percent of interest margins earned to 46.% from 47.2% for 1994. The higher operating expenses are primarily attributable to the additions of TriCon and Ambassador, as well as to higher marketing expenses incurred in connection with the higher volume of new business added during the year, partially offset by lower problem account costs.

      GAINS ON SALE OF ASSETS. Gains on sale of assets were $2.6 million higher during the period ended June 30, 1995 compared to June 30, 1994 due to the amount and type of assets sold. The 1994 period included a $4.0 million gain from the securitization of assets.

      INCOME TAXES. Income taxes for 1995 increased to $28.9 million from $19.8 million in 1994. Income taxes were higher in 1995 due to an increase in income before income taxes, which more than offset a lower effective income tax rate resulting from state income tax adjustments. Excluding the state income tax adjustments, the incremental income tax rate for the Company is approximately 40%.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Funds employed increased by $0.5 billion to $6.2 billion at June 30, 1995 from $5.7 billion at December 31, 1994. This increase is attributable to new business generated ($1 billion) and the portfolio acquisition of approximately $117 million of rediscount loans, less principal collections of $597 million.

      The reserve and accrued liabilities for possible credit losses at June 30, 1995 increased by $5.5 million when compared to December 31, 1994. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $18 million which were applicable to portfolio growth and $2.4 million of reserves acquired with the rediscount portfolio, offset by write-offs of $15.9 million.

      Nonaccruing contracts and repossessed assets decreased to $164.3 million at June 30, 1995 from $168.8 million at December 31, 1994. When measured as a percent of funds employed and securitizations, nonearning assets declined to 2.6% at June 30, 1995 from 2.9% at December 31, 1994.

      The Company had total debt of approximately $5.0 billion or 6.35 times its equity base of $794 million at June 30, 1995. The Company also had deferred income taxes of $190 million, generally used to reduce debt and, therefore, help finance lending activities.

      Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During the first six months of 1995, FINOVA Capital issued $650 million in new senior debt, which together with general corporate funds and net commercial paper borrowings were used to finance new business, redeem or retire $398 million of debt and acquire the rediscount portfolio.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

      Following the Spin-Off in 1992, the Company focused its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the GEFG and Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador and (vi) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA Capital acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $117 million. The European Consumer Finance Second Mortgage portfolio was sold in April 1995 to Beneficial Bank PLC. The sales price included approximately $14 million cash at closing plus contingent payments of $8 million predicated on cash collections, the total of which ($22 million) approximated the Company's book value of those assets. These activities and the Company's performance were implicitly recognized in FINOVA Capital's recent increases in credit ratings of its senior debt by Standard & Poor's Rating Group to BBB+ from BBB and Moody's Investors Service to Baa1 from Baa2.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   The following exhibits are filed herewith:

                   Exhibit No.       Document
                   -----------       --------
                        11           Computation of Earnings Per Share.

                        12           Computation of Ratio of Income to Combined
                                      Fixed Charges and Preferred Stock
                                      Dividends (interim period).

                        27           Financial Data Schedule.

     (b)   Reports on Form 8-K:
           A Report on Form 8-K dated July 18, 1995 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1995 (unaudited).

                             THE FINOVA GROUP INC.



                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            THE FINOVA GROUP INC.

                                (Registrant)





Dated:  August 4, 1995        By: /s/   Bruno A. Marszowski
                                  -------------------------------------------
                                  Bruno A. Marszowski, Senior Vice President,
                                  Chief Financial Officer and Controller
                                  Principal Accounting Officer/
                                  Authorized Officer

                             THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                            JUNE 30, 1995 FORM 10-Q


  No.                               Title
 ----     -------------------------------------------------------------------
 (11)     Computation of Earnings Per Share

 (12) Computation of Income to Combined Fixed Charges and Preferred Stock Dividends

 (27)     Financial Data Schedule