Form 10-K
period 1995-12-31
FINOVA GROUP INC
filed 1996-03-13
CIK 883701

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

                              --------------------
 For the Fiscal Year Ended December 31, 1995     Commission  File Number 1-11011
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


 Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                          -------------------
    Common Stock, $0.01 par value                   New York Stock Exchange
Junior Participating Preferred Stock                New York Stock Exchange

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

 As of March 6, 1996, approximately 27,329,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $1,479,182,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                     Part Where
Document                                                            Incorporated
--------                                                            ------------
1. Proxy Statement relating to 1996 Annual Meeting of Stockholders of The FINOVA Group Inc. (but excluding information contained therein furnished pursuant to items 402(k) and (l) of SEC
   Regulation S-K.)                                                     III
================================================================================

                                TABLE OF CONTENTS
                                  Name of Item

 Item #                                                                     Page
 ------                                                                     ----
                                     Part I

 Item 1   Business:
              Introduction                                                    1
              General                                                         1
                 Lines of Business                                            2
                 Portfolio Composition                                        4
                 Investment in Financing Transactions                         4
                 Cost and Utilization of Borrowed Funds                      10
                 Credit Ratings                                              12
                 Residual Realization Experience                             12
                 Business Development and Competition                        13
                 Credit Quality                                              13
                 Risk Management                                             13
                 Portfolio Management                                        14
                 Delinquencies and Workouts                                  15
                 Governmental Regulation                                     15
              Former Mortgage Insurance Operations                           15
              Employees                                                      16
 Item 2   Properties                                                         16
 Item 3   Legal Proceedings                                                  16
 Item 4   Submission of Matters to a Vote of Security Holders                16
Optional  Executive Officers of Registrant                                   16

                                     Part II

 Item 5   Market Price of and Dividends on the Registrant's Common
                   Equity & Related Stockholder Matters                      18
 Item 6   Selected Financial Data                                            19
 Item 7   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       20
 Item 8   Financial Statements & Supplementary Data                          20
 Item 9   Changes in and Disagreements with Accountants
                   on Accounting & Financial Disclosure                      20

                                    Part III

 Item 10  Directors & Executive Officers of the Registrant                   20
 Item 11  Executive Compensation                                             20
 Item 12  Security Ownership of Certain Beneficial Owners & Management       20
 Item 13  Certain Relationships & Related Transactions                       20

                                     Part IV

 Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   20

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

        The Company is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of the Company by distributing one share of the Company's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed to the Company (i) all of the common stock of FINOVA Capital representing the Company's core operations,
(ii) FINOVA Capital Limited ("FCL") (formerly known as Greyhound European Financial Group), Dial's European commercial and consumer finance businesses not previously managed by the Company, (iii) Greyhound BID Holding Corp. ("Greyhound BID") and (iv) Verex Corporation and subsidiaries ("Verex"), Dial's discontinued mortgage insurance operations which had been operated in a run-off mode by Dial since 1988. The Company sold Verex in July 1993.

        The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of FINOVA Capital, FCL and Greyhound BID Holding and the investment in Verex for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

GENERAL

        FINOVA is a financial services company primarily engaged in providing collateralized financing and leasing products to commercial enterprises in focused market niches, principally in the United States. The FINOVA Group Inc. is a holding company which operates through its direct and indirect subsidiaries and was incorporated in Delaware in December 1991.

        FINOVA's lending activities to businesses are conducted through FINOVA Capital and its subsidiaries. FINOVA Capital was incorporated in 1965 in Delaware and is the successor to a California corporation that commenced operations in 1954. FINOVA Capital has conducted business continuously since that time. Foreign financial services are provided primarily in the United Kingdom, where FCL has provided such services since 1964. Domestic and foreign financial operations prior to the Spin-Off had been conducted independently of each other for many years. Following the Spin-Off, they have been conducted as a consolidated enterprise; however, subsequent to the Spin-Off, FINOVA announced its intention to phase out the London based financing operations of FCL. In early 1996, this phase out was substantially completed.

        FINOVA Capital extends revolving credit facilities, term loans and equipment and real estate financing to "middle-market" businesses with financing needs falling generally between $500,000 to $35 million. FINOVA Capital also offers sales financing programs to manufacturers, distributors, vendors and franchisors which facilitate sales of their products to customers. FINOVA Capital currently operates primarily in 14 specific industry or market niches in which its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables it to differentiate itself from its competitors and to command product pricing which provides a satisfactory spread over the Company's borrowing costs.

        The Company seeks to maintain a high quality portfolio and to minimize nonearning assets and write-offs by using clearly defined underwriting criteria, stringent portfolio management techniques and by diversifying its lending activities geographically and among a range of industries, customers and loan products. Because of the diversity of the Company's portfolio, the Company believes it is better able to manage competitive changes in its markets and to withstand the impact of deteriorating economic conditions on a regional or national basis, although there can be no assurance that competitive changes, borrowers' performance or economic conditions will not result in an adverse impact on the Company's results of operations or financial condition.

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

        LINES OF BUSINESS
        FINOVA Capital's activities currently include the following principal lines of business:


        - Commercial Equipment Finance offers equipment leases, loans and "turnkey" financing to the supermarket, manufacturing, packaging and general aviation industries. Typical transaction sizes are $500,000 to $15 million.

        - Commercial Finance offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.

        - Commercial Real Estate Finance provides cash-flow-based financing primarily for acquisitions and refinancings to experienced real estate developers and owner/occupants of income-producing properties in the United States. FINOVA Capital concentrates on secured financing opportunities, generally between $5 million and $25 million, involving senior mortgage term loans on owner-occupied commercial real estate. FINOVA Capital's portfolio of real estate leveraged leases is also managed as part of the commercial real estate portfolio.

        - Communications Finance specializes in radio and television financing. Other markets include cable television, print and outdoor media services in the United States. FINOVA Capital extends secured loans to communications businesses requiring funds for recapitalizations, refinancings or acquisitions. Loan sizes generally are from $1 million to $40 million.

        - Corporate Finance provides financing, generally in the range of $2 million to $40 million, focusing on middle market businesses nationally, including distribution, wholesale, specialty retail, manufacturing and services industries. The group's lending is primarily in the form of revolving credit facilities and term loans secured by the assets of the borrower, with significant emphasis on the borrower's cash flow as the source of repayment of the secured loan.

        - Factoring Services provides full service factoring and accounts receivable management services for entrepreneurial and larger firms, operating primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $5 million and $25 million.

        - Franchise Finance offers equipment, real estate and acquisition financing programs for operators of established franchise concepts. The equipment leased to the ultimate end-user is typically purchased by FINOVA Capital from the equipment manufacturer, vendor or dealer selected by the end-user. Typical transaction sizes range from $500,000 to $15 million.

        - Government Finance provides primarily tax-exempt financing to state and local governments and non-profit corporations. Typical transaction sizes range from $100,000 to $5 million.

        - Inventory Finance provides inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers. Transaction sizes generally range from $500 thousand to $30 million.

        - Manufacturer and Dealer Services provides point-of-sale financing programs and support services for regional and national manufacturers, distributors and vendors of equipment classified as "small ticket" in transaction size (generally transactions with an equipment cost of less than $100,000). The equipment which FINOVA Capital leases to the ultimate end-user is typically sold to FINOVA Capital by the vendor participating in the financing program.

        - Medical Finance offers a full range of equipment and real estate financing and asset management services for the U.S. health care industry, targeting middle market health care providers in the United States. Transaction sizes typically range from $500,000 to $25 million.

        - Rediscount Finance offers $1 million to $35 million revolving credit lines to regional consumer finance companies, which in turn extend credit to consumers. FINOVA Capital's customers provide credit to consumers to finance home improvements, automobile purchases, insurance premiums and a variety of other financial needs.

        - Resort Finance focuses on successful, experienced resort developers, primarily of timeshare resorts, second home resort communities, golf resorts and resort hotels. Extending funds through a variety of lending options, Resort Finance provides loans and lines of credit ranging from $5 million to $30 million for construction, acquisitions, receivables financing and purchases and other uses. Through FINOVA Portfolio Services, Inc., Resort Finance offers expanded convenience and service to its customers. Professional receivables collections and cash management give developers the ability of having loan-related administrative functions performed for them by FINOVA Capital.

        - Transportation Finance/Capital Services structures secured financings for specialized areas of the transportation industry, principally involving domestic and foreign used aircraft, some new aircraft, as well as domestic short-line railroads including new and used rail equipment. Typical transactions range from $5 million to $30 million and involve financing up to 80% of the fair market value of used equipment and as equity participants in leveraged lease transactions. Traditionally focused on the domestic marketplace, FINOVA Transportation Finance has been active in international aircraft lending and leasing since 1992 through an office in London, England. Through its Capital Services activity, FINOVA Capital also provides leveraged lease financing on transportation equipment.

         PORTFOLIO COMPOSITION
         The total assets under the management of the Company consist of the Company's net investment in financing contracts plus certain assets that are owned by others but managed by the Company and are not reflected on the Company's balance sheet ("securitized assets").

         The Company's investment in financing transactions is primarily settled in U.S. dollars, except for approximately $36 million, $87 million and $100 million at December 31, 1995, 1994 and 1993, respectively, which is primarily due in British pounds. The exchange rate of British pounds to dollars at December 31, 1995, 1994 and 1993 was 1.55:1, 1.57:1 and 1.48:1, respectively.

         INVESTMENT IN FINANCING TRANSACTIONS
         The following tables detail FINOVA's investment in financing transactions (before reserve for possible credit losses) at December 31, 1995, 1994, 1993, 1992 and 1991. Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), in-substance foreclosed assets are accounted for as loans, rather than repossessed assets. The Company adopted SFAS 114, effective January 1, 1995, resulting in the reclassification of nonaccruing in-substance foreclosed assets to nonaccruing loans. The tables for years prior to 1995 have been restated to reflect this change in classification; accordingly, in-substance foreclosed assets of $25.3 million, $31.7 million, $13.2 million and $0 have been reclassified from repossessed assets to loans at December 31, 1994, 1993, 1992 and 1991, respectively.


                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING
                             (Dollars in Thousands)

                                                                            December 31,
                                ---------------------------------------------------------------------------------------------------
                                    1995       %        1994         %         1993       %       1992      %      1991        %
                                ---------------------------------------------------------------------------------------------------
Loans, conditional sales and
other financing contracts:
  Commercial                    $3,439,687    50.4   $2,797,160     49.4   $1,397,863   49.1  $1,028,181   42.3    $967,693   42.4
  Real estate                    1,534,177    22.5    1,237,488     21.8      945,892   33.2     891,190   36.7     772,285   33.9
Direct financing leases            828,713    12.1      774,834     13.6       71,812    2.5     138,871    5.7     201,327    8.8
Operating leases                   460,798     6.8      412,782      7.3      147,222    5.2     100,911    4.2      75,204    3.3
Leveraged leases                   366,196     5.4      287,518      5.1      283,782   10.0     269,370   11.1     265,363   11.6
Factored receivables               189,486     2.8      157,862      2.8
                                ----------   -----   ----------    -----   ----------  -----  ----------  -----  ----------  -----
Total investment in financing    6,819,057   100.0    5,667,644    100.0   $2,846,571  100.0  $2,428,523  100.0  $2,281,872  100.0
transactions                                 =====                 =====   ==========  =====  ==========  =====  ==========  =====

Securitized assets                 303,304              253,386
                                ----------           ----------
Total managed assets            $7,122,361           $5,921,030
                                ==========           ==========

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (Dollars in Thousands)

                                           Revenue Accruing               Nonaccruing
                                     ---------------------------- --------------------------
                                                          Repos-            Repos-    Lease     Total
                                      Original  Impaired  sessed            sessed       &      Carrying
                                        Rate       (1)    Assets  Impaired  Assets    Other     Amount      %
                                                           (2)
                                     ---------------------------- --------------------------  -----------------
Resort Finance                       $  943,661  $ 2,849  $12,064  $ 2,583  $26,559  $        $  987,716   14.5
Transportation Finance (3)              929,043                                                  929,043   13.6
Commercial Real Estate Finance          703,018    3,898   42,304   15,264   18,231      988     783,703   11.5
Communications Finance                  662,191    2,502    2,217   16,817    4,863              688,590   10.1
Corporate Finance (4)                   631,295    5,274            19,592      335              656,496    9.6
Manufacturing & Dealer Services (4)     443,474                        108            24,637     468,219    6.9
Medical Finance                         454,262                         81             1,231     455,574    6.7
Commercial Equipment Finance            345,039                         69             6,079     351,187    5.2
Rediscount Finance                      345,264                                                  345,264    5.1
Franchise Finance                       327,356    1,462             6,408             1,850     337,076    4.9
Commercial Finance                      200,365                     12,685                       213,050    3.1
Inventory Finance                       202,879                        430                       203,309    3.0
Factoring Services                      188,892                        594                       189,486    2.8
Government Finance                      121,956                                           47     122,003    1.8
Other                                    78,645    1,275             2,360             6,061      88,341    1.2
                                     ----------  -------  -------  -------  -------  -------  ----------  -----
TOTAL (4)                            $6,577,340  $17,260  $56,585  $76,991  $49,988  $40,893  $6,819,057  100.0
                                     ==========  =======  =======  =======  =======  =======  ==========  =====

--------------------
NOTES:
(1)  Consists of troubled debt restructurings.

(2) The Company earned income totaling $4.2 million on repossessed assets during 1995, including $3.2 million in Commercial Real Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.

(3) Transportation Finance includes $144 million of aircraft financing business booked through the London office.

(4) Excludes $303 million of assets securitized which the Company manages, including $200 million in Corporate Finance and $103 million in Manufacturing and Dealer Services.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                       Revenue Accruing                Nonaccruing
                                ------------------------------  -------------------------
                                                       Repos-
                                                       sessed    Delin-  Repos-    Leases    Total
                                 Original   Rewritten  Assets    quent   sessed      &      Carrying
                                   Rate     Contracts   (1)      Loans   Assets    Other     Amount      %
                                ------------------------------  -------------------------  -----------------
Resort Finance                  $  634,735   $ 4,506   $ 7,314  $ 2,582  $30,393  $        $  679,530   12.0
Transportation Finance (2)         706,242    14,620                                          720,862   12.7
Commercial Real Estate Finance     672,522     7,237    40,510    7,622   21,519              749,410   13.2
Communications Finance             551,218     6,288     7,282   17,377    5,863      671     588,699   10.4
Corporate Finance                  746,671    21,275              6,952    2,674              777,572   13.8
Manufacturer and Dealer
 Services (3) (4)                  301,251       113                               19,715     321,079    5.7
Medical Finance                    470,717                                          1,719     472,436    8.3
Commercial Equipment Finance       293,609       769                                7,589     301,967    5.3
Rediscount Finance                  99,353                                                     99,353    1.8
Franchise Finance                  281,890     7,632             12,242                       301,764    5.3
Commercial Finance                 181,741                       12,003                       193,744    3.4
Inventory Finance                   58,595                          642                        59,237    1.0
Factoring Services                 157,090                          772                       157,862    2.8
Government Finance                  93,491                          144                        93,635    1.7
FINOVA Capital Limited (5)          93,700     1,561              4,265        2    4,800     104,328    1.8
Other                               36,951                        8,918               297      46,166    0.8
                                ----------   -------   -------  -------  -------  -------  ----------  -----
TOTAL (4)                       $5,379,776   $64,001   $55,106  $73,519  $60,451  $34,791  $5,667,644  100.0
                                ==========   =======   =======  =======  =======  =======  ==========  =====

--------------------
NOTES:
(1) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Commercial Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.

(2) Transportation Finance included $66.9 million of aircraft finance business booked through the London office.

(3) Manufacturer and Dealer Services accounts were generally considered nonaccruing after being 120 days delinquent.

(4)  Excluded $253.4 million of assets securitized which the Company managed.

(5) The FINOVA Capital Limited balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, FINOVA Capital Limited included $39.2 million of Consumer Finance assets, of which $4.8 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1993
                             (Dollars in Thousands)

                                      Revenue Accruing                Nonaccruing
                                -----------------------------  -------------------------
                                                                Delin-  Repos-    Leases    Total
                                 Original              Repos-   quent   sessed      &      Carrying
                                   Rate     Rewritten  sessed   Loans   Assets    Other     Amount       %
                                            Contracts  Assets
                                                        (4)
                                -----------------------------  -------------------------  ------------------
Resort Finance                  $  530,617  $ 4,869   $12,163  $11,597  $ 7,404  $   440  $  567,090    19.9
Transportation Finance (1) (2)     604,416                         841                       605,257    21.2
Commercial Real Estate Finance     500,598    1,574    27,844    5,759   20,838              556,613    19.6
(1)
Communications Finance             487,890    7,989     8,949   21,730   11,564              538,122    18.9
Corporate Finance (1)              397,779   27,921              4,243    5,462      386     435,791    15.3
Rediscount Finance                  19,439                                                    19,439     0.7
FINOVA Capital Limited (3)         107,486    4,430              2,720       23    9,600     124,259     4.4
                                ----------  -------   -------  -------  -------  -------  ----------   -----
                                $2,648,225  $46,783   $48,956  $46,890  $45,291  $10,426  $2,846,571   100.0
                                ==========  =======   =======  =======  =======  =======  ==========   =====

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

(2) Transportation Finance included $31.9 million of aircraft finance business booked through the London office.

(3) The FINOVA Capital Limited balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, FINOVA Capital Limited included $45.3 million of Consumer Finance assets, of which $9.6 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1992
                             (Dollars in Thousands)

                                       Revenue Accruing                   Nonaccruing
                                ------------------------------    ---------------------------
                                                       Repos-     Delin-    Repos-
                                 Original   Rewritten  sessed     quent     sessed     Leases           Carrying
                                   Rate     Contracts  Assets     Loans     Assets       &               Amount        %
                                                        (3)                            Other
                                ------------------------------    ---------------------------        --------------------
Resort Finance                  $  488,224   $ 1,356   $          $ 6,524   $ 7,365   $   635        $   504,104     20.8
Transportation Finance             328,962                                                               328,962     13.5
Commercial Real Estate Finance     463,571    12,482    21,509      6,302    15,052                      518,916     21.4
Communications Finance             382,914    32,548                8,744    13,182                      437,388     18.0
Corporate Finance (1)              420,006    16,081               14,436     5,111       611            456,245     18.8
FINOVA Capital Limited (2)         154,609     5,839                6,000        60    16,400            182,908      7.5
                                ----------   -------   -------    -------   -------   -------        -----------    -----
                                $2,238,286   $68,306   $21,509    $42,006   $40,770   $17,646        $ 2,428,523    100.0
                                ==========   =======   =======    =======   =======   =======        ===========    =====

--------------------
NOTES:

(1) Included $5.1 million of public sector Latin American loans that were written-down to estimated market value. During 1992, FINOVA successfully liquidated 72% of the face value of public sector Latin American loans at favorable market prices, which were approximately $3.1 million in excess of the carrying amount.

(2) The FINOVA Capital Limited balance included transactions in Europe and other countries (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. FINOVA Capital Limited included $57.8 million of Consumer Finance assets, of which $16.4 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income of $1.9 million on repossessed accruing assets in Commercial Real Estate Finance during 1992.


                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1991
                             (Dollars in Thousands)

                                     Revenue Accruing                    Nonaccruing
                                   ---------------------      ----------------------------------         Total
                                    Original   Rewritten      Delinquent  Repossessed   Leases &        Carrying
                                     Terms     Contracts        Loans       Assets        Other          Amount           %
                                   ---------------------      ----------------------------------       ----------------------
Resort Finance                     $  430,113   $ 1,511        $            $ 7,317     $ 1,056        $  439,997        19.3
Transportation Finance                223,803                                                             223,803         9.8
Commercial Real Estate                431,097    15,734         10,504       20,002                       477,337        20.9
Finance
Communications Finance                321,918    12,340         16,636                                    350,894        15.4
Corporate Finance                     429,053    14,594          7,386                    3,694           454,727        19.9
FINOVA Capital Limited (1)            263,995     5,095         11,975          826      31,900           313,791        13.8

Latin America (2)                      21,323                                                              21,323         0.9
                                   ----------   -------        -------      -------     -------        ----------       -----
                                   $2,121,302   $49,274        $46,501      $28,145     $36,650        $2,281,872       100.0
                                   ==========   =======        =======      =======     =======        ==========       =====

--------------------
NOTES:

(1) The FINOVA Capital Limited balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, FINOVA Capital Limited included $94.3 million of Consumer Finance assets of which $31.9 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

(2) Included $15.5 million of Latin American loans written-down to market value.

       The Company's geographic portfolio diversification at December 31, 1995 was as follows:

                 State                        Total                  Percent
           -----------------               ----------                -------
           California                      $  961,301                 14.1%
           Texas                              597,285                  8.8%
           Florida                            501,169                  7.4%
           New York                           398,784                  5.8%
           Pennsylvania                       297,039                  4.4%
           New Jersey                         241,404                  3.5%
           Michigan                           236,177                  3.5%
           Arizona                            233,193                  3.4%
           Illinois                           229,773                  3.4%
           Nevada                             206,671                  3.0%
           Virginia                           183,102                  2.7%
           Other (1)                        2,733,159                 40.0%
                                           ----------                -----
                                           $6,819,057                100.0%
                                           ==========                =====

--------------------
NOTE:

(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 4% of the total.

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

                                         1995         1994         1993         1992         1991
                                       -------------------------------------------------------------
                                                              (Dollars in Thousands)
Balance, beginning of year             $122,233     $ 64,280     $ 69,291     $ 87,600     $ 77,098
Provision for possible credit
 losses (1)                              47,300       16,670        5,706        6,740       77,687
Write-offs (1)                          (35,533)     (35,127)     (12,575)     (23,661)     (68,346)
Recoveries                                2,216        1,898          717          749          663
Other (including addition of TriCon
  and Ambassador reserves in 1994)        4,117       74,512        1,141       (2,137)         498
                                       --------     --------     --------     --------     --------
Balance, end of year                   $140,333     $122,233     $ 64,280     $ 69,291     $ 87,600
                                       ========     ========     ========     ========     ========

--------------------
NOTE:

(1) In 1991, the Company recorded a special provision for possible credit losses of $65 million and recorded a $47.8 million write-down of Latin American assets and recorded write-offs of $15 million in the foreign operations (FCL) portfolio.


     The reserve for possible credit losses includes $16 million and $13 million at December 31, 1995 and 1994, respectively, of reserves applicable to securitizations previously classified as accrued liabilities.

     Included in the above is a specific impairment reserve of $15.7 million at December 31, 1995, which applies to $35.2 million of the $94.3 million of impaired loans. The remaining $124.6 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

     Write-offs by line of business, experienced by the Company during the years ended December 31, were as follows:

                                                    WRITE-OFFS BY LINE OF BUSINESS
                                                        (Dollars in Thousands)

                                              1995      1994      1993     1992      1991
                                            -----------------------------------------------
Manufacturer and Dealer Services            $ 9,902   $ 7,018   $        $         $
(1)
Corporate Finance                             4,660     4,233     3,741    1,000       668
Communications Finance                        4,037     8,300     1,488    1,500     1,200
Factoring Services (2)                        3,728     1,148
Franchise Finance (1)                         3,448     2,247
Commercial Real Estate Finance                2,275     1,461     2,320    4,417     2,204
Commercial Equipment Finance (1)              2,271     1,257
Resort Finance                                2,000     2,730                          330
FINOVA Capital Limited (3)                    1,523     5,140     5,026   15,838    15,593
Commercial Finance (1)                          452       774
Medical Finance (1)                             314       377
Inventory Finance (1)                           201       442
Latin America (3)                                                                   47,759
Other                                           722                          906       592
                                            -------   -------   -------  -------   -------
                                            $35,533   $35,127   $12,575  $23,661   $68,346
                                            =======   =======   =======  =======   =======
Write-offs as a percentage
 of managed assets                             0.50%     0.59%     0.44%    0.97%     3.00%
                                            =======   =======   =======  =======   =======

--------------------
NOTES:
(1) These Lines of Business were not part of the Company's portfolio prior to May, 1994.

(2) This Line of Business was not part of the Company's portfolio prior to February, 1994.

(3) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65.0 million and recorded write-offs of $15.0 million related to nonearning assets in the FCL (foreign) portfolio and a $47.8 million write-down to reduce Latin American assets to current market value.

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

        The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA Capital for each of the periods listed:

                                                              Year Ended December 31,
                                                     -----------------------------------------
                                                     1995     1994     1993     1992     1991
                                                     -----------------------------------------
Short-term and variable rate long-term debt (1)       7.2%     5.5%     4.7%     5.3%     8.1%
Fixed-rate long-term debt (1)                         7.3%     8.1%    11.4%    10.6%    10.9%
Aggregate borrowed funds (1)                          7.2%     6.3%     6.3%     7.2%     9.3%
Rate earned on average earning assets (2) (3)        12.5%    11.6%    10.9%    11.9%    13.6%
Spread percentage (4)                                 5.8%     6.0%     5.4%     5.1%     4.9%

---------------------
NOTES:

(1)  Includes the effect of interest rate swap agreements.

(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.

(3)  Earned amounts are net of depreciation and include gains on sale of assets.

(4) Spread percentages represent interest margins earned as a percentage of average earning assets.


         The effective costs presented above include costs of commitment fees and related borrowing costs and do not purport to predict the costs of funds in the future.

         For further information on FINOVA Capital's cost of funds, refer to Notes E and F of the Notes to Consolidated Financial Statements included in Annex A.

         Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                           Year Ended December 31,
         ------------------------------------------------------------
         1995          1994          1993          1992          1991
         ----          ----          ----          ----          ----
         1.43          1.55          1.50          1.34            --
         ====          ====          ====          ====          ====

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

         CREDIT RATINGS
         FINOVA Capital currently has investment-grade credit ratings from the following rating agencies:

                                                Commercial   Senior
                                                  Paper       Debt
                                                ----------   ------
            Duff & Phelps Credit Rating Co.         D1-        A-
            Fitch Investors Services, Inc.          F1         A
            Moody's Investors Service, Inc.         P2        Baa1
            Standard & Poor's Ratings Group         A2        BBB+

         There can be no assurance that FINOVA Capital's ratings will be maintained. Such ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. Neither The FINOVA Group Inc. nor any of FINOVA Capital's subsidiaries have applied for credit ratings.

         RESIDUAL REALIZATION EXPERIENCE
         In the last 41 years, FINOVA Capital has realized, in the aggregate, proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts; however, there can be no assurance that such results will be realized in future years. Proceeds actually realized will depend on current market values for those assets at the time of sale which are generally beyond the control of the Company, although the Company has some discretion in the timing of subsequent dispositions of such assets. Sales proceeds upon lease terminations in excess of carrying amounts are reported as gains when the assets are sold.

         Income from leasing activities is affected by gains from asset sales upon lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1995, the proceeds to FINOVA Capital from sales of assets upon early termination of leases and at the expiration of leases have exceeded the respective carrying amounts and estimated residual values as follows:

   Early Terminations (Notes 1, 2 and 4)       Terminations at End of Lease Term
                                                           (Note 3)
--------------------------------------------   ---------------------------------
                                                                       Proceeds
                                   Proceeds                 Estimated  as a % of
                         Carrying  as a % of                Residual   Estimated
             Sales        Amount   Carrying      Sales      Value of   Residual
  Year      Proceeds    of Assets   Amount      Proceeds     Assets      Value
--------------------------------------------   ---------------------------------
           (Dollars in Thousands)                    (Dollars in Thousands)
  1995      $ 2,664      $ 2,018      132%      $84,447      $67,186     126%
  1994        6,477        5,865      110%       30,161       25,682     117%

  1993           --           --       --           486          248     196%
  1992       20,493       17,527      117%        2,164        1,768     122%
  1991       25,027       21,904      114%       10,114        6,553     154%

----------
Notes:

(1) Excludes foreclosures for credit reasons which are immaterial to the above amounts.

(2)  Excludes proceeds of $3.2 million in 1993 on assets held for sale.

(3)  Excludes proceeds of $2.0 million in 1993 received on guarantees.

(4)  Excludes gain on securitizations of $4.0 million in 1994.


        The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA Capital at December 31, 1995 aggregated 19.0% of the original cost of such assets (10.2% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1995 for financing contracts excluding leveraged leases were 6.4 and 4.6 years, respectively, and for leveraged leases were approximately 20 and 13 years, respectively. The comparable average initial term and remaining term at December 31, 1994 for financing contracts excluding leveraged leases were 6.5 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 11 years, respectively. FINOVA Capital utilizes either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from such appraised values.

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

        At December 31, 1995, FINOVA Capital had 81,821 financing contracts with 65,554 customers (including 881 contracts with consumer finance customers and 75,116 small ticket contracts with 61,347 customers in Manufacturer and Dealer Services), compared with 88,034 financing contracts with 70,892 customers (including 2,313 contracts with consumer finance customers and 79,027 small ticket contracts with 64,886 customers in Manufacturer and Dealer Services) at December 31, 1994.

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

        CREDIT QUALITY
        As a result of the use of clearly defined underwriting standards, portfolio management techniques, monitoring of covenant compliance and active collections and workout efforts, FINOVA Capital seeks to maintain a high-quality asset base.

        RISK MANAGEMENT
        FINOVA Capital generally conducts investigations of its prospective customers through a review of historical financial statements, published credit reports, credit references, discussions with management, analysis of location feasibility, personal visits and collateral appraisals and inspections. In many cases, depending upon the results of its credit investigations and the nature of the financing being provided, FINOVA Capital obtains additional collateral or guarantees from others.

        As part of its underwriting process, FINOVA Capital considers the management, industry, financial position and level of collateral of a proposed obligor. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate policy. In addition, underwriters attempt to avoid undue concentrations in any one customer, industry or regional location.

        - Management. FINOVA Capital considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

        - Industry. FINOVA Capital evaluates critical aspects of each industry to which it lends, including general trend, seasonality and cyclicality; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental or other liability.

        - Financial. FINOVA Capital's review of a prospective borrower normally includes a thorough analysis of the borrower's financial trends. Items considered include net worth; composition of assets and liabilities; debt service coverage; liquidity; sales growth and earning power; and cash flow generation and reliability.

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

        FINOVA Capital also monitors portfolio concentrations in the areas of aggregate exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. FINOVA Capital has established concentration guidelines for each line of business. Geographic concentrations are reviewed periodically and evaluated based on historical loan experience and prevailing market and economic conditions.

        FINOVA Capital's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In direct finance lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

        PORTFOLIO MANAGEMENT
        In addition to the review at the time of original underwriting, FINOVA Capital attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients. This process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residuals and warrants to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department and dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; and prepare quarterly summaries of the aggregate portfolio quality and concentrations for management review.

        Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value.

        DELINQUENCIES AND WORKOUTS
        FINOVA Capital monitors timely payment of all accounts. Generally, when an invoice is 10 days past due, the customer is contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If payment is not received after this contact, guarantors of the account are to be contacted within the next 20 days. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect FINOVA Capital's rights and to pursue its remedies.

        When accounts become more than 90 days past due income recognition is usually suspended, and FINOVA Capital vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless such assets generate sufficient cash to result in a reasonable rate of return. Such accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

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

EMPLOYEES

        At December 31, 1995, the Company had 978 employees. None of such employees were covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

ITEM 2.          PROPERTIES.

        The Company's principal executive offices are located in premises leased from Dial in Phoenix, Arizona. FINOVA Capital operates 46 additional offices in the United States and one office in Europe. All such properties are leased. Alternative office space could be obtained without difficulty in the event leases are not renewed.

ITEM 3.          LEGAL PROCEEDINGS.

        The Company is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 1995.

OPTIONAL ITEM.   EXECUTIVE OFFICERS OF REGISTRANT.

        Set forth below is information with respect to those individuals who serve as executive officers of FINOVA.

        Name           Age                 Position and Background
---------------------  ---  ----------------------------------------------------
Samuel L. Eichenfield  59   Chairman, President and Chief Executive Officer
                            since 1993 and Chairman and Chief Executive Officer
                            of The FINOVA Group Inc. since 1992; also Chairman,
                            President and Chief Executive Officer of FINOVA
                            Capital for more than five years.

Robert J. Fitzsimmons  55   Senior Vice President - Treasurer of The FINOVA
                            Group Inc. or similar positions since 1992; also
                            Senior Vice President - Treasurer or similar
                            positions of FINOVA Capital for more than five years
                            and a Director of FINOVA Capital since 1992.

William J. Hallinan    53   Senior Vice President - General Counsel and
                            Secretary or similar positions of The FINOVA Group
                            Inc. and FINOVA Capital since 1992; prior thereto
                            for more than five years served as Vice President -
                            Taxes and Associate General Counsel or a similar
                            position of Dial.

        Name           Age                 Position and Background
---------------------  ---  ----------------------------------------------------
Robert M. Korte        40   Senior Vice President - Strategy and Technology
                            since 1994 and prior thereto was Vice
                            President-Human and Corporate Development of The
                            FINOVA Group Inc. since 1992; also Vice President -
                            Human and Corporate Development or in similar
                            positions of FINOVA Capital since 1991, and prior
                            thereto was Assistant Vice President -
                            Administration.

Bruno A. Marszowski    54   Senior Vice President - Controller and Chief
                            Financial Officer of The FINOVA Group Inc. and
                            FINOVA Capital since 1994 and prior thereto was Vice
                            President - Controller of The FINOVA Group Inc.
                            since 1992; also, Vice President - Controller of
                            FINOVA Capital for more than five years and a
                            Director thereof during 1992.

Robert E. Radway       35   Senior Vice President - Corporate Development and
                            Communications or similar positions of The FINOVA
                            Group Inc. since 1993; prior thereto was Manager,
                            Corporate Finance Division of CMS Companies, an
                            investment management/merchant banking firm since
                            1990 and prior thereto was Vice President,
                            Investment Banking Division of First Fidelity
                            Bancorporation (a bank holding company) since 1988.

Derek C. Bruns         36   Vice President - Internal Audit or similar positions
                            of The FINOVA Group Inc. since 1992; prior thereto
                            was Senior Manager - Audit Services or in a similar
                            position at Deloitte & Touche LLP for more than five
                            years.

John J. Bonano         53   Group Vice President or similar positions of FINOVA
                            Capital since 1993; prior thereto was Senior Vice
                            President, Asset Based Finance Division of U.S.
                            Bancorp Financial, Inc. since 1988.

J. Parker Lapp         42   Group Vice President of FINOVA Capital since 1995;
                            prior thereto was President, Current Asset
                            Management Group of Heller Financial, Inc. for five
                            years.

Matthew M. Breyne      38   Group Vice President or similar positions of FINOVA
                            Capital for more than five years.

Jack Fields, III       41   Group Vice President or similar positions of FINOVA
                            Capital for more than five years.

Thomas C. Parrinello   54   Group Vice President of FINOVA Capital since 1994;
                            prior thereto was Executive Vice President of Heller
                            Financial for more than five years.

John Jackson           56   Senior Vice President or similar positions of FINOVA
                            Capital since 1994; prior thereto was in similar
                            positions with Bell Atlantic TriCon Leasing, Inc.
                            for more than five years.

Martin G. Roth         58   Group Vice President or similar positions of FINOVA
                            Capital for more than five years.

Gregory C. Smalis      43   Group Vice President - Portfolio Management or
                            similar positions and a Director of FINOVA Capital
                            since 1993; prior thereto served as Managing
                            Director of FCL from 1992 and as Vice President -
                            Credit of FINOVA Capital from 1987.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

         The principal market on which the common stock of The FINOVA Group Inc. is traded is the New York Stock Exchange. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared from January 1, 1994 through December 31, 1995:

                               Sales Price Range of Common Stock
                     -----------------------------------------------------
                              1995                           1994
                     -----------------------------------------------------
         Quarters:    High             Low           High            Low
                     -------         -------        -------        -------
          First      $    34         $30-5/8        $33-3/4        $28-1/4
          Second      38-1/2          31-3/4         34-3/8         29-1/8
          Third       45-3/4          34-7/8             39         33-1/8
          Fourth      49-1/2          44-5/8         35-7/8         29-1/8

                        Dividends Declared on
                             Common Stock

                             1995         1994
                             -----        -----
         February            $0.20        $0.18
         May                  0.20         0.18
         August               0.22         0.18
         November             0.22         0.20
                             -----        -----
                             $0.84        $0.74
                             =====        =====

        Following the Spin-Off, quarterly dividends have been paid on the first business day of each calendar quarter. It is anticipated that FINOVA will continue to pay regular quarterly dividends on the first business day of January, April, July and October. In February 1996, the Board of Directors declared a dividend of $0.22 per share, payable April 1, 1996, for shareholders of record on March 1, 1996. The declaration of dividends and their amounts will be at the discretion of the Board of Directors of FINOVA, and there can be no assurance that additional dividends will be declared.

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

        As of March 6, 1996, there were approximately 26,544 holders of record of The FINOVA Group Inc.'s common stock. The closing price of the common stock on that date was $54-1/8.


ITEM 6.          SELECTED FINANCIAL DATA.

        The following table summarizes selected financial data of FINOVA which have been derived from the audited Consolidated Financial Statements of FINOVA for the five years ended December 31, 1995. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of FINOVA and the Notes thereto included in Annex A, as well as the remainder of this Report. Per share data for income and dividends have not been presented for 1991 and prior years as The FINOVA Group Inc. was not a publicly held company prior to the Spin-Off.

                                                                           Year Ended December 31,
                                            ----------------------------------------------------------------------------
                                                1995            1994            1993            1992            1991
                                            ----------------------------------------------------------------------------
OPERATIONS:                                                (Dollars in Thousands, except per share data)
Interest earned from financing
 transactions                               $   761,855     $   503,351     $   255,216     $   243,337     $   251,472
Interest margins earned                         339,815         244,414         124,847         104,699          93,912
Provision for possible credit losses (1)         47,300          16,670           5,706           6,740          77,687
Gains on sale of assets                          19,726           9,045           5,439           3,362           6,684
Core income (2)                                  97,994          80,834          40,463          34,289          31,629
Income (loss) from continuing
 operations                                      97,629          74,313          37,846          36,750         (38,742)
Net income (loss)                                97,629          74,313          37,347          48,957         (52,471)
Earnings per common and equivalent
 share                                      $      3.51     $      2.94     $      1.77     $      2.31
Dividends declared per common share         $      0.84     $      0.74     $      0.68     $      0.42
Dividend payout ratio                              23.9%           25.2%           38.4%           18.2%
Average outstanding common and
 equivalent shares                           27,832,000      25,307,000      20,332,000      20,464,000

FINANCIAL POSITION:
Investment in financing transactions        $ 6,819,057     $ 5,667,644     $ 2,846,571     $ 2,428,523     $ 2,281,872
Nonaccruing assets                              167,872         168,761         102,607         100,422         111,296
Reserve for possible credit losses (1)          140,333         122,233          64,280          69,291          87,600
Total assets                                  7,036,514       5,821,343       2,834,322       2,641,668       2,414,484
Deferred income taxes                           209,512         188,887         178,972         172,727         198,366
Total debt                                    5,649,368       4,573,354       2,079,286       1,898,773       1,769,545
Redeemable preferred stock                                                                       25,000
Stockholders' equity                            825,184         770,252         503,300         488,396         371,576

RATIOS:
Reserve for possible credit losses/managed
  assets                                           2.0%            2.1%            2.3%            2.9%            3.8%
Nonaccruing assets/managed assets                  2.4%            2.9%            3.6%            4.1%            4.9%
Total debt to stockholders' equity                 6.8x            5.9x            4.1x            3.9x            4.8x
Return on average equity                          12.2%           11.1%            7.5%           11.4%          (12.9%)
Return on average total assets                     1.5%            1.6%            1.4%            1.9%           (2.2%)
Equity to assets                                  11.7%           13.2%           17.8%           18.5%           15.4%

--------------------
NOTES:
(1) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65 million and recorded write-offs of $15 million related to nonearning assets in the FCL portfolio and a $47.8 million write-down to reduce Latin American assets to current market value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

        NONE.
                                    PART III

ITEM 10.       DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information concerning the Company's directors required by this Item is incorporated by reference from the Company's Proxy Statement issued in connection with its 1996 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Documents filed.
        1.    Financial Statements.

              (i) The following financial statements of FINOVA are included in Annex A:

                                                                           Annex
                                                                           Page
                                                                          -------
                   Financial Highlights                                      1
                   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    2 - 7
                   Report of Management and Independent Auditors' Report   8 - 9
                   Consolidated Balance Sheet                               10
                   Statement of Consolidated Income                         11
                   Statement of Consolidated Stockholders' Equity           12
                   Statement of Consolidated Cash Flows                     13
                   Notes to Consolidated Financial Statements             14 - 32
                   Supplemental Selected Financial Data                   33 - 34

        2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        3.    Exhibits.

           Exhibit No.
           -----------
              (3.A)       Certificate of Incorporation, as amended through the
                          date of this filing (incorporated by reference from
                          the Company's Report on Form 10-K for the year ended
                          December 31, 1994 (the "1994 10-K")).

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

              (4.B)       Form of Common Stock Certificate of the Company
                          (incorporated by reference from the 1994 10-K, Exhibit
                          4.B).

              (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

             (4.D.1) Rights Agreement dated as of February 15, 1992 between the Company and the Rights Agent named therein, as amended (incorporated by reference from the Company's
                          Current Report on Form 8-K dated September 21, 1995,
                          Exhibit 4.1).

             (4.D.2)      Acceptance of Successor Trustee to Appointment under
                          Rights Agreement noted in 4.D.1 above (incorporated by reference from the Company's Current Report on Form
                          8-K, dated November 30, 1995, Exhibit 4).

              (4.E)       Indenture dated as of November 1, 1990 between FINOVA
                          Capital and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's
                          Registration Statement on Form S-3, Registration No.
                          33-37743, Exhibit 4).

              (4.F)       Fourth Supplemental Indenture dated as of April 17,
                          1992 between FINOVA Capital and the Trustee named therein, supplementing the Indenture referenced in
                          Exhibit 4.E above (incorporated by reference from GFC
                          Financial Corporation's Annual Report on Form 10-K for the year 1992 (the "1992 10-K"), Exhibit 4.F).

              (4.G) Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein
                          (incorporated by reference from the Greyhound
                          Financial Corporation Registration Statement on Form
                          S-3, Registration No. 33-51216, Exhibit 4).

              (4.H)       Form of Indenture dated as of October 1, 1995 between
                          FINOVA Capital and the Trustee named therein
                          (incorporated by reference from FINOVA Capital's
                          Report on Form 8-K dated October 25, 1995, Exhibit
                          4.1).

              (4.I) 1992 Stock Incentive Plan of the Company as amended through the date hereof, with a proposed amendment thereto as discussed more fully in the Proxy
                          Statement.*+

           Exhibit No.
           -----------
              (10.A)      Sixth Amendment and Restatement dated as of May 16,
                          1994 of the Credit Agreement dated as of May 31, 1976
                          among FINOVA Capital and the lender parties thereto,
                          and Bank of America National Trust and Savings
                          Association, Bank of Montreal, Chemical Bank,
                          Citibank, N.A. and National Westminster Bank USA, as
                          agents (the "Agents") and Citibank, N.A., as
                          Administrative Agent (incorporated by reference from
                          the Corporation's Current Report on Form 8-K dated May
                          23, 1994, Exhibit 10.I).

             (10.A.1)     First Amendment dated as of September 30, 1994, to the
                          Sixth Amendment and Restatement, noted in 10.A above
                          (incorporated by reference from the 1994 10-K, Exhibit
                          10.A.1).

             (10.A.2)     Second Amendment dated as of May 11, 1995 to the Sixth
                          Amendment and Restatement noted in 10.A above
                          (incorporated by reference from the Company's
                          Quarterly Report on Form 10-Q for the period ending
                          September 30, 1995 (the "Third Quarter 10-Q"), Exhibit
                          10.A).

             (10.A.3)     Third Amendment dated as of November 1, 1995 to Sixth
                          Amendment noted in 10.A above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.B).

              (10.B)      Credit Agreement (Short-Term Facility) dated as of May
                          16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on Form 8-K dated May 23, 1994,
                          Exhibit 10.2).

             (10.B.1)     First Amendment dated as of September 30, 1994 to the
                          Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

             (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the Third
                          Quarter 10-Q, Exhibit 10.C).

             (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the Third
                          Quarter 10-Q, Exhibit 10.D).

             (10.C.1)     The Company's Executive Severance Plan for Tier 1
                          Employees.*+

             (10.C.2)     The Company's Executive Severance Plan for Tier 2
                          Employees.*+

              (10.D)      The Company's 1995 Management Incentive Plan
                          (incorporated by reference from the Third Quarter
                          10-Q, Exhibit 10-G).+

             (10.E.1)     The Company's 1995 - 1997 Performance Share Incentive
                          Plan (incorporated by reference from the Third Quarter
                          10-Q, Exhibit 10.H).+

             (10.E.2)     The Company's 1994 - 1996 Performance Share Incentive
                          Plan (incorporated by reference from the Third Quarter
                          10-Q, Exhibit 10-I).+

             (10.E.3)     The Company's 1993 - 1995 Performance Share Incentive
                          Plan (incorporated by reference from the Third Quarter
                          10-Q, Exhibit 10.H).+

             (10.F.1)     Employment Agreement with Samuel L. Eichenfield, dated
                          March 16, 1992 (incorporated by reference from the 1992 10-K, Exhibit 10.F).+

           Exhibit No.
           -----------
             (10.F.2)     Amendment to Employment Agreement referenced in 10.F.1
                          above (incorporated by reference from the Third
                          Quarter 10.Q, Exhibit 10.M).+

             (10.F.3)     Employment Agreement with Samuel L. Eichenfield dated
                          March 15, 1996.*+

              (10.G)      Employment Agreement with William J. Hallinan, dated
                          February 25, 1992 (incorporated by reference from the 1992 10-K, Exhibit 10.I).+

              (10.H)      Employment Agreement with Thomas C. Parrinello, dated
                          February 14, 1994 (incorporated by reference from the 1994 10-K, Exhibit 10.H).+

              (10.I) The Company's Supplemental Pension Plan (incorporated by reference from the 1994 10-K, Exhibit 10.K).

             (10.I.1)     Resolutions of the Board of Directors dated December
                          5, 1994, amending Exhibit 10.I above.*+

             (10.I.2)     Resolutions of the Board of Directors dated August 22,
                          1995, amending Exhibit 10.I and 10.I.1 above.*+

              (10.J)      The Company's Value Sharing Plan for Executive
                          Officers and Key Employees (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.K).+

              (10.K)      The Company's Value Sharing Plan for the Chief
                          Executive Officer (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.L).+

              (10.L)      The Company's Directors Deferred Compensation Plan
                          (incorporated by reference from the 1992 10-K, Exhibit
                          10.O).+

              (10.M)      The Company's Deferred Compensation Plan.*+

              (10.N) Directors' Retirement Benefit Plan (incorporated by reference from the Company's Annual Report on Form
                          10-K for the year ended December 31, 1993 (the "1993
                          10-K"), Exhibit 10.OO).+

              (10.O)      Form of the Company's 1992 Stock Incentive Plan
                          Nonqualified Stock Option Agreement (for exempt employees) (for August 25, 1992 and subsequent grants through August 10, 1994) (various prices)
                          (incorporated by reference from the 1992 10-K, Exhibit
                          10.FF).+

              (10.P) A description of the Company's policies regarding compensation of directors is incorporated by reference from the Proxy Statement.+

              (10.Q) Directors' Charitable Awards Program (incorporated by reference from the 1994 10-K, Exhibit 10.CC).+

              (10.R) Interim Services Agreement dated January 28, 1992 among the Company, The Dial Corp and others
                          (incorporated by reference from the 1992 10-K, Exhibit
                          10.JJ).

              (10.S) Tax Sharing Agreement dated February 19, 1992 among the Company, The Dial Corp and others (incorporated by reference from the 1992 10-K, Exhibit 10.KK).

              (10.T)      Sublease dated as of April 1, 1991, among the Company,
                          The Dial Corp and others, relating to the Company's principal office space (incorporated by reference from the 1992 10-K, Exhibit 10.NN).

           Exhibit No.
           -----------
              (10.U)      Stock Purchase Agreement between Bell Atlantic TriCon
                          Leasing Corporation and Greyhound Financial
                          Corporation dated as of March 4, 1994 (incorporated by
                          reference from the 1993 10-K, Exhibit 10.QQ).

              (10.V)      Form of Assets Purchase Agreement between Bell
                          Atlantic TriCon Leasing Corporation and TriCon Capital
                          Corporation (incorporated by reference from the 1993
                          10-K, Exhibit 10.RR).

              (10.W)      Form of Distribution Agreement among the Company,
                          Greyhound Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from the Company's Registration Statement on Form S-1, SEC File
                          No. 33-45452, Annex II to the Prospectus and Exhibit
                          2.1).

              (10.X)      Stock Purchase Agreement among The FINOVA Group Inc.,
                          FINOVA Capital and GE Capital Mortgage Corporation dated May 26, 1993 (incorporated by reference from the Company's Report on Form 8-K dated July 15, 1993,
                          Exhibit 2).

              (10.Y)      Form of the Company's 1992 Stock Incentive Plan Stock
                          Option Agreements for grants subsequent to August 10, 1994 (for exempt employees) (various prices)
                          (incorporated by reference from the 1994 10-K, Exhibit
                          10.DD).+

              (10.Z)      Form of the Company's 1992 Stock Incentive Plan Stock
                          Option Agreements for grants subsequent to August 10, 1994 (for non-employee directors) (various prices)
                          (incorporated by reference from the 1994 10-K, Exhibit
                          10.FF).+

             (10.AA)      Form of the Company's 1992 Stock Incentive Plan
                          Restricted Stock Agreements (incorporated by reference from the 1994 10-K, Exhibit 10.GG).+

               (11)       Computation of Per Share Earnings.*

               (12)       Computation of Ratio of Income to Combined Fixed
                          Charges and Preferred Stock Dividends.*

               (21)       Subsidiaries of the Registrant.*

               (25)       Powers of Attorney.*

               (27)       Financial Data Schedule.*

                          * Filed herewith.
                          + Relating to Management Compensation.

(b)      Reports on Form 8-K:
                 A Report on Form 8-K dated November 30, 1995, was filed by Registrant, which reported under Items 5 and 7 the resignation of Bank One, Arizona, NA (formerly The Valley National Bank of Arizona, NA) and the appointment of Harris Trust and Savings Bank, N.A. as its Rights Agent pursuant to the Rights Agreement between the Company and Bank One Arizona, NA, dated as of February 15, 1992. The transition to the new Rights Agent was effective November 30, 1995.

                 A Report on Form 8-K dated January 23, 1996 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the twelve months ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 8th day of March, 1996.


                              THE FINOVA GROUP INC.



                 By:        /s/ Samuel L. Eichenfield
                      -------------------------------------
                              Samuel L. Eichenfield
                 Chairman, President and Chief Executive Officer
                            (Chief Executive Officer)


                 By:         /s/ Bruno A. Marszowski
                      -------------------------------------
                               Bruno A. Marszowski
         Senior Vice President - Controller and Chief Financial Officer
                    (Chief Accounting and Financial Officer)

                                ---------------


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              *                                  /s/  Samuel L. Eichenfield
------------------------------               ----------------------------------
 G. Robert Durham (Director)                  Samuel L. Eichenfield (Chairman)
        March 8, 1996                                   March 8, 1996



              *                                               *
------------------------------               ----------------------------------
 James L. Johnson (Director)                      L. Gene Lemon (Director)
        March 8, 1996                                   March 8, 1996



              *                                               *
------------------------------               ----------------------------------
 Kenneth R. Smith (Director)                    Robert P. Straetz (Director)
        March 8, 1996                                   March 8, 1996



              *                                               *
------------------------------               ----------------------------------
Shoshana B. Tancer (Director)                     John W. Teets (Director)
        March 8, 1996                                   March 8, 1996



         * Signed pursuant to Powers of Attorney dated February 8, 1996.

                             /s/ Bruno A. Marszowski
                           ---------------------------
                               Bruno A. Marszowski
                                Attorney-in-Fact
                                  March 8, 1996

                                     ANNEX A

                              THE FINOVA GROUP INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Highlights                                                         1

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                     2 - 7

Management's Report on Responsibility for
 Financial Reporting                                                         8

Independent Auditors' Report                                                 9

Consolidated Balance Sheet at December 31, 1995 and 1994                    10

Statement of Consolidated Income for the Years Ended
 December 31, 1995, 1994 and 1993                                           11

Statement of Consolidated Stockholders' Equity for the Years
 Ended December 31, 1995, 1994 and 1993                                     12

Statement of Consolidated Cash Flows for the Years Ended
 December 31, 1995, 1994 and 1993                                           13

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1995, 1994 and 1993                                   14 - 32

Supplemental Selected Financial Data                                      33 - 34

                              THE FINOVA GROUP INC.
                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 1995                1994 (1)               1993
---------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
 Interest margins earned                                             $   339,815          $   244,414          $   124,847
 Selling, administrative and other operating expenses                    155,001              113,018               58,158
 Net income                                                               97,629               74,313               37,347
FINANCIAL POSITION:
 Average funds employed (AFE)                                          6,213,571            4,446,745            2,637,547
 Ending funds employed (EFE)                                           6,819,057            5,667,644            2,846,571
 Ending managed assets (2)                                             7,122,361            5,921,030            2,846,571
 Average earning assets (3)                                            5,815,455            4,064,971            2,321,359
 Reserve for possible credit losses                                      140,333              122,233               64,280
 Nonaccruing assets                                                      167,872              168,761              102,607
 New business                                                          2,570,993            1,799,331            1,007,794
 Factoring/floor planning volume                                       1,951,310            1,129,936
 Write-offs                                                               35,533               35,127               12,575
CAPITALIZATION:
 Total debt                                                            5,649,368            4,573,354            2,079,286
 Stockholders' equity                                                    825,184              770,252              503,300
PORTFOLIO QUALITY:
 Write-offs as a % of AFE and average securitizations (4)                    0.6%                 0.8%                 0.5%
 Nonaccruing assets as a % of ending managed assets (2)                      2.4%                 2.9%                 3.6%
 Reserve for possible credit losses as a % of:
  Ending managed assets (2)                                                  2.0%                 2.1%                 2.3%
  Nonaccruing assets                                                        83.6%                72.4%                62.6%
  As a multiple of write-offs                                                3.9x                 3.5x                 5.1x
PERFORMANCE HIGHLIGHTS:
 Return from continuing operations as a % of AFE (5)                         1.6%                 1.8%                 1.6%
 Interest margins earned as a % of average earning assets (3)                5.8%                 6.0%                 5.4%
 Selling, administrative and other operating expenses as a % of
   interest margins earned                                                  45.6%                46.2%                46.6%
 Aggregate cost of funds                                                     7.2%                 6.3%                 6.3%
 Ratio of income to combined fixed charges and preferred stock
  dividends                                                                  1.4                  1.6                  1.5
 Return on average equity                                                   12.2%                11.1%                 7.5%
 Income per share (continuing operations)                            $      3.51          $      2.94          $      1.80
 Book value per share outstanding                                    $     30.25          $     27.83          $     25.06
 Average outstanding common and equivalent shares                     27,832,000           25,307,000           20,332,000
 Shares outstanding                                                   27,279,000           27,677,000           20,080,000
===========================================================================================================================

(1) Includes financial results from the date of acquisition for Ambassador (February 14, 1994) and TriCon (April 30, 1994).

(2) Ending managed assets include assets sold under securitization agreements and managed by the Company of $303,304 and $253,386 at December 31, 1995 and 1994, respectively.

(3) Average earning assets represents AFE excluding average deferred taxes on leveraged leases and average nonaccruing assets.

(4) Average securitizations were $188 million and $183 million for 1995 and 1994, respectively.

(5) AFE in this item excludes average deferred taxes on leveraged leases of $227 million, $225 million and $215 million for 1995, 1994 and 1993, respectively.

                              THE FINOVA GROUP INC.

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

                              RESULTS OF OPERATIONS

      1995 COMPARED TO 1994

      Net income increased 31% during 1995 to $97.6 million from $74.3 million in 1994. The 1994 results include income from Ambassador and TriCon from the acquisition dates.

      INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and (b) interest expense and depreciation, increased by 39% in 1995 to $339.8 million from $244.4 million in 1994. This increase was driven by a 20% growth in managed assets (investment in financing transactions plus securitizations) which included Ambassador and TriCon for the entire year. The primary source of the growth in managed assets was new business, which totaled $2.6 billion for 1995 compared to $1.8 billion for 1994, an increase of 43%. Also contributing to the improved margins were the fees associated with the factoring business, which recorded factoring volume of $1.1 billion in 1995 compared to $847 million in 1994 and the inventory finance business, which recorded floor planning volume of $898 million in 1995 compared to $283 million in 1994.

      Interest margins earned as a percentage of average earning assets were 5.8% in 1995, compared to 6.0% in 1994. This reduction in the interest margin percentage was expected in 1995 primarily due to the cost of hedges that the Company entered into to lock in the spread between its lending and borrowing rates on $1.5 billion of its floating-rate debt and to the diminishing ratio of the higher yielding business relative to the total portfolio. Growth in interest margins earned more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in the 1995 period.

      NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserves"), were greater by $30.6 million during 1995 compared to 1994 primarily due to the growth in managed assets. Management believes that reserve coverage remains adequate at 83.6% of nonaccruing assets and 2.0% of managed assets. Details of write-offs and other changes in the reserve for possible credit losses can be found in Note D of Notes to Consolidated Financial Statements.

      Selling, administrative and other operating expenses increased by $42 million in 1995 due to the growth of the Company, the large volume of new business added and the inclusion of TriCon and Ambassador for the full year. As a percentage of interest margins earned, these costs decreased to 45.6% in 1995 from 46.2% in the previous year. See Note M of Notes to Consolidated Financial Statements.

      GAINS ON SALE OF ASSETS. Gains on sale of assets were $10.7 million higher in 1995 compared to 1994 primarily due to the inclusion of TriCon for the full year and the amount and type of assets coming

                             THE FINOVA GROUP INC.

off lease. The 1994 gains of $9.0 million included $4.0 million (pre-tax) from the securitization of assets in June 1994.

      INCOME TAXES. Income taxes for 1995 increased to $59.6 million from $49.5 million in 1994. This increase was caused by the increase in pre-tax income, partially offset by certain tax credits recognized during 1995. The 1995 overall effective income tax rate for the Company approximated 37.9% compared to 40.0% in 1994. The decrease in the effective rate is primarily related to lower foreign tax effects and an increase in tax exempt municipal income. Details can be found in Note I of Notes to Consolidated Financial Statements.

      1994 COMPARED TO 1993

      Income from continuing operations increased 96% during 1994 to $74.3 million from $37.8 million in 1993. The 1994 results included income for Ambassador and TriCon from the acquisition dates. Net income for the 1994 period rose to $74.3 million from $37.3 million in 1993, an increase of 99%. Income from continuing operations and net income in 1993 included a $4.9 million adjustment for tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio. Net income in 1993 included a $0.5 million loss from the Company's discontinued mortgage insurance subsidiary sold in July 1993.

      INTEREST MARGINS EARNED. Interest margins earned increased to $244.4 million in 1994 from $124.8 million in 1993, an increase of 96%. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1.8 billion for 1994 compared to $1.0 billion for 1993 (an increase of 80%).

      Interest margins earned, measured as a percent of average earning assets, were 6.0%. This measurement compares to 5.4% for the 1993 period and reflects the contributions of the acquisitions made in 1994, the continuing healthy returns of the charter financial operations and the Company's access to lower cost capital. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses.

      NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $11.0 million during 1994 compared to 1993. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage was adequate at 72.4% of nonaccruing assets and at 2.1% of funds employed and securitizations. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note D of Notes to Consolidated Financial Statements.

      Selling, administrative and other operating expenses increased by approximately $54.9 million in 1994, which was consistent with the growth in assets. As a percent of interest margins earned, these expenses were 46.2% (for the combined entities) in 1994, an improvement over 46.6% in 1993 (which excluded TriCon and Ambassador). See Note M of Notes to Consolidated Financial Statements.

      GAINS ON SALE OF ASSETS. Gains on sale of assets were $3.6 million higher in 1994 compared to 1993. The increase principally was the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets recorded in 1994, which was consistent with TriCon's historical experience related to asset securitizations.

      INCOME TAXES. Income taxes for 1994 increased to $49.5 million from $28.6 million in 1993. This increase is attributable to: (a) higher income before income taxes, (b) higher state income tax rates in 1994 because of the apportionment of the Company's assets to states with higher income tax rates and
(c) increased foreign income taxes due to an increase in foreign income. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40.0% for 1994 and 35.7% for 1993, excluding the $4.9 million tax adjustment for the Company's leveraged lease portfolio. See
Note I of Notes to Consolidated Financial Statements.

                              THE FINOVA GROUP INC.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Managed assets increased by $1.2 billion to $7.1 billion at December 31, 1995 from $5.9 billion at December 31, 1994. This increase primarily is attributable to the $2.6 billion of new business generated in 1995 and portfolio acquisitions of $262 million, less portfolio amortization.

      The reserve for possible credit losses increased by $18.1 million in 1995 to $140.3 million. The increase in the reserve consisted primarily of increases due to loss provisions of $47.3 million which were applicable to portfolio growth, partially offset by decreases due to write-offs of $35.5 million. See Note D of Notes to Consolidated Financial Statements.

      Nonaccruing contracts and repossessed assets decreased to $167.9 million at December 31, 1995 from $168.8 million at December 31, 1994. When measured as a percent of managed assets, nonaccruing assets declined to 2.4% at December 31, 1995 from 2.9% at December 31, 1994. For more information on write-offs and nonaccruing assets see Note D of Notes to Consolidated Financial Statements.

      The Company had total debt of approximately $5.6 billion or 6.8 times its equity base of $825.2 million at December 31, 1995. The Company also had deferred income taxes of $209.5 million, generally used to reduce debt and, therefore, help finance lending activities.

      Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During 1995, FINOVA Capital issued $1.3 billion in new senior debt, which, together with general corporate funds and net commercial paper borrowings, was used to finance new business, acquire portfolios and redeem or retire $570 million of debt. An equity offering was completed in May 1994 for 8,050,000 shares of the Company's common stock.

      FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, FINOVA relies on the issuance of commercial paper as a major funding source. During 1995, FINOVA Capital issued $16.1 billion of commercial paper (with an average of $2.2 billion outstanding during the year) and raised $1.3 billion, as noted above, through new long-term financings of one to 10 year duration. At December 31, 1995 and 1994, commercial paper and short-term bank borrowings totaling $2.4 billion and $2.0 billion, respectively, were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option.

      In 1994, FINOVA Capital filed a shelf-registration statement with the Securities and Exchange Commission ("SEC") that allowed for the issuance of $1.0 billion of senior debt securities, all of which was used as of December 31, 1995. In 1995, FINOVA Capital filed an additional shelf registration statement with the SEC allowing for the issuance of $1.5 billion of senior debt securities, $1.2 billion of which remained available as of December 31, 1995. Also in 1995, the Company, under a securitization agreement, sold a $200 million undivided proportionate interest in a loan portfolio totaling approximately $610.5 million. See Note C of Notes to Consolidated Financial Statements for further discussion.

      FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion. In addition, FINOVA Capital has another four-year facility with numerous lenders for $700 million. All of these facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans

                             THE FINOVA GROUP INC.

to the extent that it experiences significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrowed under these facilities. The 364 day $1.0 billion revolving credit agreements will be subject to renewal in 1996, while the four and five year $700 million and $1.0 billion credit facilities are subject to renewal in 1999 and 2000, respectively.

      The agreements pertaining to long-term debt of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

      FINOVA Capital's aggregate cost of funds increased to 7.2% for 1995 from 6.3% for 1994 as a result of rising interest rates and the Company's hedging activities, as further discussed below. The Company's cost of and access to capital is dependent, in a large part, on its credit ratings. FINOVA Capital has maintained investment grade ratings since 1976, and received an upgrade in those ratings from Standard & Poor's Ratings Group and Moody's Investor Service, Inc. in 1995. Neither The FINOVA Group Inc. nor any of FINOVA Capital's subsidiaries have applied for credit ratings. FINOVA Capital currently has investment-grade ratings from the following agencies:

                                            Commercial              Senior
                                               Paper                 Debt
                                          ---------------        -------------
Duff & Phelps Credit Rating Co.                 D1-                   A-
Fitch Investors Services, Inc.                  F1                    A
Moody's Investors Service, Inc.                 P2                   Baa1
Standard & Poor's Ratings Group                 A2                   BBB+


         At December 31, 1995, FINOVA Capital had outstanding 59 interest rate conversion agreements with notional principal amounts totaling $3.1 billion. Twenty-four agreements with notional principal amounts of $895 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.1% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 28 agreements with notional principal amounts of $1.3 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month London interbank offered rates ("LIBOR") (remaining terms of one to seven years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.7%. FINOVA Capital has also entered into seven basis swap agreements with notional principal amounts of $878 million and remaining terms of two to three years.

      In 1993, FINOVA Capital entered into four three-year interest rate hedge agreements on $750 million of floating-rate borrowings. In 1995, FINOVA Capital hedged an additional $750 million of floating-rate debt through five basis swap agreements expiring through 1998, to lock in a spread between its lending and borrowing rates. FINOVA's assets are primarily prime based while a significant portion of its liabilities are either LIBOR based or tied to the 30-day commercial paper composite rate. The agreements enable FINOVA to hedge against a narrowing of the spread between the prime rate (lending rate) and its borrowing rates (LIBOR and commercial paper). For more information on derivative financial instruments, see Note F of Notes to Consolidated Financial Statements.

                              THE FINOVA GROUP INC.

      The Company announced in 1992 that it intended to repurchase its securities on the open market, from time to time, to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. Under this program, 611,600; 602,800 and 349,909 shares were acquired during the years ending December 31, 1995, 1994 and 1993, respectively. The program may be discontinued at any time.

      RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

      Following its spin-off from The Dial Corporation in 1992 (the "Spin-Off"), the Company decided to focus its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of FINOVA Capital Limited ("FCL"), Dial's former European financial business and the Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, (vi) the acquisition of TriCon and (vii) portfolio acquisitions of $262 million in 1995.

      In 1994, the Company raised an additional $226 million of equity through the sale of 8,050,000 shares in a stock offering and expanded its debt sources through a $1.0 billion shelf registration with the SEC. In 1995, the Company further added to its debt sources through a $1.5 billion shelf registration with the SEC and increased its revolving credit lines to $2.7 billion. Also in 1995, the Company transferred an undivided proportionate interest in approximately $611 million of its loan and other financing contract portfolio for $200 million under a securitization agreement. See Note C of Notes to Consolidated Financial Statements for further discussion.

      As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its principal business operations, including those businesses acquired since the Spin-Off.

      NEW ACCOUNTING STANDARDS

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective January 1, 1996, as required.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement establishes financial accounting and reporting for stock-based employee compensation plans, including

                             THE FINOVA GROUP INC

stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement allows for a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), providing pro forma disclosures are made. The Company expects to continue to account for its stock-based employee compensation plans using the method of accounting prescribed by APB No. 25 and does not expect that this accounting standard will materially impact its results of operations or financial position.

      The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For the impact and disclosures of these new standards, see Note D of Notes to Consolidated Financial Statements.

      During 1994, FINOVA adopted SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The disclosures required by SFAS No. 119 are included in Notes F and L of Notes to Consolidated Financial Statements.

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


Derek C. Bruns
Vice President - Internal Audit

                             THE FINOVA GROUP INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The FINOVA Group Inc.

      We have audited the accompanying consolidated balance sheet of The FINOVA Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The FINOVA Group Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Phoenix, Arizona
February 16, 1996

                             THE FINOVA GROUP INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                     ASSETS

---------------------------------------------------------------------------------------
December 31,                                                      1995           1994
---------------------------------------------------------------------------------------
Cash and cash equivalents                                      $   90,280    $   49,875

Investment in financing transactions:
 Loans and other financing contracts, less unearned
  income of $354,961 and $249,550, respectively                 4,973,864     4,034,648
 Direct financing leases                                          828,713       774,834
 Operating leases                                                 460,798       412,782
 Leveraged leases                                                 366,196       287,518
 Factored receivables                                             189,486       157,862
---------------------------------------------------------------------------------------
                                                                6,819,057     5,667,644

 Less reserve for possible credit losses                        (140,333)      (122,233)
---------------------------------------------------------------------------------------
     Investment in financing transactions - net                 6,678,724     5,545,411

Other assets and deferred charges                                 267,510       226,057
---------------------------------------------------------------------------------------
                                                               $7,036,514    $5,821,343
=======================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------
December 31,                                                      1995          1994
---------------------------------------------------------------------------------------
Liabilities:
 Accounts payable and accrued expenses                         $  125,349    $  134,501
 Due to clients                                                   181,548       116,639
 Interest payable                                                  45,553        37,710
 Senior debt                                                    5,649,368     4,573,354
 Deferred income taxes                                            209,512       188,887
---------------------------------------------------------------------------------------
                                                                6,211,330     5,051,091
---------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 shares issued                               284           284
 Additional capital                                               686,382       688,042
 Retained income                                                  184,381       109,830
 Cumulative translation adjustments                                (5,686)       (4,726)
 Common stock in treasury, 1,143,000 and 745,000 shares,
   respectively                                                   (40,177)      (23,178)
---------------------------------------------------------------------------------------
                                                                  825,184       770,252
---------------------------------------------------------------------------------------
                                                               $7,036,514    $5,821,343
=======================================================================================

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                        STATEMENT OF CONSOLIDATED INCOME
                 (Dollars in Thousands, except per share data)

-----------------------------------------------------------------------------------------
Years Ended December 31,                             1995           1994          1993
-----------------------------------------------------------------------------------------
Interest and other income                        $   580,309    $   386,566   $   218,171
Financing lease income                                96,855         62,990        20,838
Operating lease income                                84,691         53,795        16,207
-----------------------------------------------------------------------------------------
Interest earned from financing transactions          761,855        503,351       255,216
Interest expense                                     366,822        222,200       123,853
Depreciation                                          55,218         36,737         6,516
-----------------------------------------------------------------------------------------
Interest margins earned                              339,815        244,414       124,847
Provision for possible credit losses                  47,300         16,670         5,706
-----------------------------------------------------------------------------------------
Net interest margins earned                          292,515        227,744       119,141
Gains on sale of assets                               19,726          9,045         5,439
-----------------------------------------------------------------------------------------
                                                     312,241        236,789       124,580
Selling, administrative and other operating
 expenses                                            155,001        113,018        58,158
-----------------------------------------------------------------------------------------
Income before income taxes                           157,240        123,771        66,422
Income taxes                                          59,611         49,458        28,576
-----------------------------------------------------------------------------------------
Income from continuing operations                     97,629         74,313        37,846
Loss from discontinued operations                                                    (499)
-----------------------------------------------------------------------------------------
NET INCOME                                       $    97,629    $    74,313   $    37,347
=========================================================================================
Earnings per common and equivalent share:
 Income from continuing operations               $      3.51    $      2.94   $      1.86
 Preferred dividends                                                                 0.06
-----------------------------------------------------------------------------------------
Income from continuing operations after
  preferred dividends                                   3.51           2.94          1.80
Loss from discontinued operations                                                   (0.03)
-----------------------------------------------------------------------------------------
EARNINGS PER COMMON AND EQUIVALENT SHARE         $      3.51    $      2.94   $      1.77
=========================================================================================
DIVIDENDS DECLARED PER COMMON SHARE              $      0.84    $      0.74   $      0.68
=========================================================================================
Average outstanding common and equivalent
  shares                                          27,832,000     25,307,000    20,332,000
=========================================================================================

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

----------------------------------------------------------------------------------------
Years Ended December 31,                                  1995        1994         1993
----------------------------------------------------------------------------------------
COMMON STOCK:
 Balance, beginning of year                            $     284   $     204   $     204
 Issuance of common stock                                                 80
----------------------------------------------------------------------------------------
 Balance, end of year                                        284         284         204
----------------------------------------------------------------------------------------
ADDITIONAL CAPITAL:
 Balance, beginning of year                              688,042     464,487     465,955
 Issuance of common stock                                            225,911
 Net change in unamortized amount of restricted
  stock                                                     (613)     (2,113)       (223)
 Common stock in treasury issued in connection
   with employee benefit plans                            (1,047)       (243)     (1,245)
----------------------------------------------------------------------------------------
 Balance, end of year                                    686,382     688,042     464,487
----------------------------------------------------------------------------------------
NET UNREALIZED INVESTMENT LOSSES:
 Balance, beginning of year                                                         (387)
 Change in net unrealized investment losses                                          387
----------------------------------------------------------------------------------------
 Balance, end of year                                        ---         ---         ---
----------------------------------------------------------------------------------------
RETAINED INCOME:
 Balance, beginning of year                              109,830      54,901      32,524
 Net income                                               97,629      74,313      37,347
 Dividends                                               (23,078)    (19,384)    (14,970)
----------------------------------------------------------------------------------------
 Balance, end of year                                    184,381     109,830      54,901
----------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of year                               (4,726)     (7,773)     (6,685)
 Unrealized translation (loss) gain                         (960)      3,047      (1,088)
----------------------------------------------------------------------------------------
 Balance, end of year                                     (5,686)     (4,726)     (7,773)
----------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY:
 Balance, beginning of year                              (23,178)     (8,519)     (3,215)
 Purchase of shares                                      (23,588)    (18,954)    (10,162)
 Shares used in connection with employee
  benefit plans                                            6,589       4,295       4,858
----------------------------------------------------------------------------------------
 Balance, end of year                                    (40,177)    (23,178)     (8,519)
----------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                   $ 825,184   $ 770,252   $ 503,300
========================================================================================

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   1995           1994            1993
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                          $     97,629   $     74,313   $     37,347
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for possible credit losses                                    47,300         16,670          5,706
   Depreciation and amortization                                           71,583         46,470          9,318
   Gains on sale of assets                                                (19,726)        (9,045)        (5,439)
   Loss from discontinued operations                                                                        499
   Deferred income taxes                                                   20,625          9,915         17,947
Change in assets and liabilities, net of effects from
  subsidiaries purchased:
   Increase in other assets                                               (37,338)       (20,087)        (6,290)
   Decrease in accounts payable and accrued expenses                       (9,152)       (82,694)       (14,246)
   Increase (decrease) in interest payable                                  7,843         14,077         (5,429)
 Other                                                                     (1,573)        (4,548)        (1,311)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            177,191         45,071         38,102
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Proceeds from sales of assets                                             86,280         35,106          5,681
 Proceeds from sales of securitized assets                                200,000        115,507
 Principal collections on financing transactions                        1,308,747        908,862        638,423
 Expenditures for financing transactions                               (2,128,588)    (1,505,208)    (1,007,794)
 Net change in short-term financing transactions                         (442,405)      (294,123)
 Acquisitions                                                            (261,868)      (590,497)       (69,808)
 Sale of discontinued operation                                                                         171,500
 Net repayment of advances to discontinued operation                                                     57,321
 Other                                                                      1,249          1,898            221
---------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                            (1,236,585)    (1,328,455)      (204,456)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Long-term borrowings                                                   1,272,450        827,550        200,000
 Net borrowings under commercial paper                                    373,566      1,508,564        185,735
 Repayment of long-term borrowings                                       (570,002)    (1,186,191)      (190,136)
 Issuance of common stock                                                                225,991
 Redemption of preferred stock                                                                          (25,000)
 Proceeds from exercise of stock options                                    5,542          4,052          3,613
 Common stock purchased for treasury                                      (23,588)       (18,954)       (10,162)
 Dividends                                                                (23,078)       (19,384)       (14,970)
 Net change in due to clients                                              64,909         (9,298)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                          1,099,799      1,332,330        149,080
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           40,405         48,946        (17,274)
Cash and cash equivalents, beginning of year                               49,875            929         18,203
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                               $     90,280   $     49,875   $        929
===============================================================================================================

                See notes to consolidated financial statements.

                            THE FINOVA GROUP INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       (Dollars in Thousands in Tables)

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

         The FINOVA Group Inc. is a financial services company engaged in providing collateralized financing products to commercial enterprises in various market niches, principally in the United States.

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FINANCING TRANSACTIONS -- For loans and other financing contracts, earned income is recognized over the life of the contract, using the interest method.

         For leases classified as direct financing leases, the difference between (a) aggregate lease rentals and (b) the cost of the related assets less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the contracts using the interest method.

         For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful lives of the leased assets.

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

                             THE FINOVA GROUP INC.

         Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed or when foreclosed or repossessed assets generate a reasonable rate of return.

         The reserve for possible credit losses is available to absorb credit losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for possible credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for possible credit losses.

         Under certain limited recourse provisions of receivable transfer agreements (securitizations), the Company repurchases defaulted direct financing leases and subsequently classifies these leases as nonaccruing. If the accounts require a write-down, they are charged to the reserve for possible credit losses.

         Repossessed assets are carried at the lower of cost or fair value.

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. For the impact and disclosures of these new standards, see Note D of Notes to Consolidated Financial Statements.

         PENSION AND OTHER BENEFITS -- Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

         Other postretirement benefit costs are recorded during the period the employees provide service to the Company. The Company funds its postretirement benefit obligation as benefits are paid.

         The Company records postemployment benefit costs at the time employees leave active service. Postemployment benefits are any benefits other than retirement benefits.

                             THE FINOVA GROUP INC.


         SAVINGS PLAN -- The Company maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 1% to 22% of taxable compensation. The Company matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in Company stock through the Employee Stock Ownership Plan, discussed below.

         EMPLOYEE STOCK OWNERSHIP PLAN -- Employees of the Company are eligible to participate in the Employee Stock Ownership Plan in the month following the last twelve consecutive month period during which they have at least 1,000 hours of service with the Company. Company contributions are made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

         Expenses under the Savings Plan and Employee Stock Ownership Plan were $1.1 million, $0.9 million and $0.4 million in 1995, 1994 and 1993, respectively.

         INCOME TAXES -- Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

         CASH EQUIVALENTS -- The Company classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

         EARNINGS PER COMMON AND EQUIVALENT SHARE -- Earnings per common and equivalent share is based on net income after preferred stock dividend requirements (in 1993) and the weighted average number of common shares outstanding during the year giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted earnings per share is not materially different from primary earnings per share.

         DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into derivative financial instruments as part of its interest rate risk management. The Company uses interest rate swaps and interest rate hedge agreements. These interest rate derivatives are accounted for using settlement or matched swap accounting. Periodic net cash settlements are recognized when they occur.

         GOODWILL -- The Company amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight line basis primarily over 20 years. Goodwill is included in other assets and is reported net of accumulated amortization. Amortization totaled $8.2 million and $5.8 million for the years ended December 31, 1995 and 1994, respectively. The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on projected, undiscounted cash flows generated by the underlying assets.

         Substantially all of the amortization of goodwill resulting from acquisitions is tax deductible under Section 197 of the Internal Revenue Code.

         RESIDUAL VALUES -- The Company has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are continually reviewed to determine that recorded amounts are appropriate.

         RECLASSIFICATIONS -- Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

                             THE FINOVA GROUP INC.

NOTE B            ACQUISITIONS

         During 1995, 1994 and 1993, FINOVA Capital, in transactions accounted for as purchases, acquired various businesses and portfolios. During 1995, the Company acquired portfolios having a total purchase price of $262 million. In 1994, the Company acquired TriCon for $344 million in cash, comprised of $1,886 million of assets and $1,542 million of liabilities and acquisition costs. The cash purchase price for Ambassador was $246 million, consisting of $364 million of assets and $118 million of liabilities and acquisition costs.

         The following unaudited summarized proforma financial information is presented for the years ended December 31, 1994 and 1993 as if the purchases of TriCon and Ambassador had occurred on January 1, 1993.

----------------------------------------------------------------------------
                                                         1994         1993
----------------------------------------------------------------------------
Interest earned on financing transactions              $577,528     $529,584
Income before income taxes                              129,802      109,465
Net income                                               78,636       71,761
Earnings per common share (in dollars)                 $   2.76     $   2.48
----------------------------------------------------------------------------

NOTE C            INVESTMENT IN FINANCING TRANSACTIONS

         The Company provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables). At December 31, 1995 and 1994, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $6.8 billion and $5.7 billion (before reserve for possible credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

--------------------------------------------------------------------------
                                                       Percent of Total
                                                       Carrying Amount
--------------------------------------------------------------------------
                                                     1995            1994
--------------------------------------------------------------------------
Resort Finance                                       14.5%           12.0%
Transportation Finance                               13.6%           12.7%
Commercial Real Estate Finance                       11.5%           13.2%
Communications Finance                               10.1%           10.4%
Corporate Finance (1)                                 9.6%           13.8%
Manufacturer and Dealer Services (1)                  6.9%            5.7%
Medical Finance                                       6.7%            8.3%
Commercial Equipment Finance                          5.2%            5.3%
Rediscount Finance                                    5.1%            1.8%
Franchise Finance                                     4.9%            5.3%
Commercial Finance                                    3.1%            3.4%
Inventory Finance                                     3.0%            1.0%
Factoring Services                                    2.8%            2.8%
Government Finance                                    1.8%            1.7%
FINOVA Capital Limited                                0.9%            1.8%
Other                                                 0.3%            0.8%
--------------------------------------------------------------------------
                                                    100.0%          100.0%
==========================================================================

(1) Excludes assets sold under securitization agreements that are managed by the Company.

                             THE FINOVA GROUP INC.

         Aggregate installments on loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables at December 31, 1995 (excluding repossessed assets of $50.0 million and estimated residual values) are due during each of the years ending December 31, 1996 to 2000 and thereafter as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                          There-
                                                1996        1997        1998         1999      2000       after
-----------------------------------------------------------------------------------------------------------------
Loans and other financing contracts:
 Commercial:
  Fixed interest rate                        $  275,003  $  257,712  $  211,309  $  194,823  $175,583  $  362,185
  Floating interest rate                        466,343     475,718     357,347     378,198   401,310     158,855
 Real Estate:
  Fixed interest rate                            79,162      55,820      53,899     113,212    44,999     182,306
  Floating interest rate                        236,768     238,512     242,917     193,532    84,725      38,599
Leases, primarily at fixed interest rates:

 Direct financing leases                        341,518     252,739     166,126      94,638    43,385      46,016
 Operating leases                                89,624      72,852      58,012      48,414    43,697      29,191
 Leveraged leases                                14,905      25,408      22,696      17,611    15,145     201,200
Factored receivables                            189,486
-----------------------------------------------------------------------------------------------------------------
                                             $1,692,809  $1,378,761  $1,112,306  $1,040,428  $808,844  $1,018,352
=================================================================================================================

         The net investment in leveraged leases at December 31 consisted of the following:

-------------------------------------------------------------------------------------------------------------
                                                                                      1995           1994
-------------------------------------------------------------------------------------------------------------
Rentals receivable                                                                $  1,454,754   $  1,268,843
Less principal and interest payable on nonrecourse debt                             (1,157,789)    (1,062,218)
-------------------------------------------------------------------------------------------------------------
Net rentals receivable                                                                 296,965        206,625
Estimated residual values                                                              344,766        306,204
Less unearned income                                                                  (275,535)      (225,311)
-------------------------------------------------------------------------------------------------------------
Investment in leveraged leases                                                         366,196        287,518
Less deferred taxes arising from leveraged leases                                     (230,120)      (226,115)
-------------------------------------------------------------------------------------------------------------
Net investment in leveraged leases                                                $    136,076   $     61,403
=============================================================================================================

         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

---------------------------------------------------------------------------------------------------------
                                                                                   1995    1994    1993
---------------------------------------------------------------------------------------------------------
Lease and other income                                                           $12,080  $9,240  $11,376
Income tax expense                                                                 4,201   3,143    8,363
---------------------------------------------------------------------------------------------------------

                             THE FINOVA GROUP INC.

         The investment in direct financing leases at December 31 consisted of the following:

---------------------------------------------------------------------------------------------------------------
                                                                                           1995         1994
---------------------------------------------------------------------------------------------------------------
  Rentals receivable                                                                    $  944,422   $  885,148
  Estimated residual values                                                                109,431       86,191
  Unearned income                                                                         (225,140)    (196,505)
---------------------------------------------------------------------------------------------------------------
Investment in direct financing leases                                                   $  828,713   $  774,834
===============================================================================================================

         The investment in operating leases at December 31 consisted of the following:

---------------------------------------------------------------------------------------------------------------
                                                                                             1995         1994
---------------------------------------------------------------------------------------------------------------
Cost of assets                                                                          $ 586,860    $  526,191
Accumulated depreciation                                                                 (126,062)     (113,409)
---------------------------------------------------------------------------------------------------------------
Investment in operating leases                                                          $ 460,798    $  412,782
===============================================================================================================

         The Company has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) at December 31 was as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                          1995          1994
---------------------------------------------------------------------------------------------------------------
Receivables due on financing transactions                                              $3,403,084    $2,928,287
Less unearned income                                                                      (78,333)      (65,327)
---------------------------------------------------------------------------------------------------------------
Investment in floating-rate loans and leases                                           $3,324,751    $2,862,960
===============================================================================================================

         Interest earned from financing transactions with floating interest rates was approximately $402.0 million in 1995, $269.0 million in 1994 and $154.0 million in 1993. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. The Company's matched funded policy is more fully described in Note F.

         At December 31, 1995, the Company had a committed backlog of new business of approximately $1.1 billion compared to $764.0 million at December 31, 1994. The committed backlog includes lines of credit totaling $629.0 million and $540.0 million for December 31, 1995 and 1994, respectively. Historically, the Company has booked a substantial portion of its backlog, although there can be no assurance that such trend will continue. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

         RECEIVABLE TRANSFER AGREEMENTS ("SECURITIZATIONS") -- The Company sells receivables in transactions subject to limited recourse provisions and remains a servicer for which it is paid a fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related receivables sold.

                             THE FINOVA GROUP INC.

         During 1995, the Company, under a securitization agreement, sold a $200 million undivided proportionate interest in a loan portfolio totaling $610.5 million. Under this securitization agreement, there is recourse to the Company based on the outstanding balance of the proportionate interest sold. Under certain other securitizations, $38.7 million and $58.5 million, as of December 31, 1995 and 1994, respectively, of finance lease receivables are the sole collateral for limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure, at December 31, 1995 and 1994, limited to $44.7 million and $78.8 million, respectively.

         At December 31, 1995 and 1994, the reserve for possible credit losses includes approximately $16.0 million and $13.0 million, respectively, of reserves applicable to securitizations. Previously, these reserves had been classified as accrued liabilities.

NOTE D            RESERVE FOR POSSIBLE CREDIT LOSSES

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

---------------------------------------------------------------------------------------------
                                                                 1995       1994       1993
---------------------------------------------------------------------------------------------
Balance, beginning of year                                    $ 122,233  $  64,280  $  69,291
Provision for possible credit losses                             47,300     16,670      5,706
Write-offs                                                      (35,533)   (35,127)   (12,575)
Recoveries                                                        2,216      1,898        717
Other (including addition of TriCon and Ambassador
 reserves in 1994)                                                4,117     74,512      1,141
---------------------------------------------------------------------------------------------
Balance, end of year                                          $ 140,333  $ 122,233  $  64,280
=============================================================================================

                             THE FINOVA GROUP INC.

         Write-offs by lines of business experienced by the Company during the years ended December 31 are as follows:

---------------------------------------------------------------------------------
                                                        1995     1994       1993
---------------------------------------------------------------------------------
Manufacturer and Dealer Services                      $ 9,902   $ 7,018   $
Corporate Finance                                       4,660     4,233     3,741
Communications Finance                                  4,037     8,300     1,488
Factoring Services                                      3,728     1,148
Franchise Finance                                       3,448     2,247
Commercial Real Estate Finance                          2,275     1,461     2,320
Commercial Equipment Finance                            2,271     1,257
Resort Finance                                          2,000     2,730
FINOVA Capital Limited                                  1,523     5,140     5,026
Commercial Finance                                        452       774
Medical Finance                                           314       377
Inventory Finance                                         201       442
Other                                                     722
---------------------------------------------------------------------------------
                                                      $35,533   $35,127   $12,575
=================================================================================
Write-offs as a percentage of investment in
 managed assets                                          0.50%     0.59%     0.44%
=================================================================================

         An analysis of nonaccruing contracts and repossessed assets included in the investment in financing transactions at December 31 is as follows:
-----------------------------------------------------------------------------------
                                                                  1995       1994
-----------------------------------------------------------------------------------
Nonaccruing contracts                                           $117,884   $ 83,003
Repossessed assets                                                49,988     85,758
-----------------------------------------------------------------------------------
Total nonaccruing assets                                        $167,872   $168,761
===================================================================================
Nonaccruing assets as a percentage of managed assets                2.4%        2.9%
===================================================================================

         In addition to the repossessed assets included in the above table, the Company had repossessed assets with a total carrying amount of $56.6 million and $55.1 million at December 31, 1995 and 1994, respectively, which earned income of $4.2 million and $3.3 million during 1995 and 1994, respectively.

                             THE FINOVA GROUP INC.

         The total carrying amount of impaired loans was $94.3 million at December 31, 1995, $17.3 million of which were performing and $77.0 million of which were nonaccruing. A reserve for possible credit losses of $16 million has been established for $35 million of nonaccruing impaired loans. The average carrying amount of impaired loans was $93.2 million for the year ended December 31, 1995. Income earned on accruing impaired loans was $4.0 million in 1995 and is recognized in the same manner as it is on normal accruing loans. Cash collected on all nonaccruing assets is applied to the carrying amount.

         Under SFAS 114, in-substance foreclosed assets are accounted for as loans. Accordingly, effective January 1, 1995, $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to nonaccruing contracts. At December 31, 1995, troubled debt restructurings are included in impaired loans. At December 31, 1994, there were $64.0 million of troubled debt restructurings classified as rewritten contracts.

         Had all nonaccruing assets outstanding at December 31, 1995, 1994 and 1993 remained accruing, income earned would have been increased by approximately $19 million, $14 million and $11 million, respectively.

NOTE E     DEBT

         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $2.7 billion. FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion. In addition, FINOVA Capital has another four-year facility with numerous lenders for $700.0 million. The 364 day $1.0 billion revolving credit agreement will be subject to renewal in 1996 while the four and five year $700.0 million and $1.0 billion credit facilities are subject to renewal in 1999 and 2000, respectively.

         The following information pertains to all short-term financing primarily commercial paper issued by FINOVA Capital for the years ended December 31:

-------------------------------------------------------------------------------------------
                                                              1995        1994      1993
-------------------------------------------------------------------------------------------
Maximum amount of short-term debt outstanding
 during year                                               $2,518,733  $2,024,441  $516,386
Average short-term debt outstanding during year             2,210,329   1,050,358   336,672
Weighted average short-term interest rates
 at end of year:
  Short-term borrowings                                           5.9%        6.2%      3.5%
  Commercial paper*                                               6.0%        6.0%      3.6%
Weighted average interest rate on short-term debt
 outstanding during year*                                         6.1%        4.8%      3.5%
-------------------------------------------------------------------------------------------

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

                             THE FINOVA GROUP INC.

         Senior debt at December 31 was as follows:

----------------------------------------------------------------------------------------------------------
                                                                                      1995         1994
----------------------------------------------------------------------------------------------------------
 Commercial paper and short-term bank loans supported by unused long-term
  bank revolving credit agreements, less unamortized discount                      $2,398,007   $2,024,441
 Medium-term notes due to 2005, 4.5% to 10.3%                                       1,224,546    1,167,811
 Term loans payable to banks due  in 1996, 5.9% to 6.8%                               180,000      130,000
 Senior notes due to 2002, 6.1% to 16.0%, less unamortized discount                 1,830,009    1,233,013
 Nonrecourse installment notes due to 2002, 10.6% (assets of
   $25,349 and $25,648, respectively, pledged as collateral)                           16,806       18,089
----------------------------------------------------------------------------------------------------------
Total senior debt                                                                  $5,649,368   $4,573,354
==========================================================================================================

         Annual maturities of senior debt outstanding at December 31, 1995 due through November 2005 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $568.8 million (1996), $522.9 million (1997), $522.4 million (1998), $374.1 million (1999), $553.1 million
(2000) and $710.1 million (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1995, FINOVA Capital had $50.1 million of excess accumulated earnings available for distribution.

         Total interest paid is not significantly different from interest expense.

NOTE F            DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into interest rate swaps and interest rate hedge agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments utilized are straightforward and involve little complexity. The Company continually monitors its position relative to derivatives and utilizes derivative instruments for non-trading purposes only.

         The Company utilizes derivative instruments to minimize its exposure to fluctuations in interest rates. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and seeks to maintain a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. The Company's matched funding policy requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of total assets, should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

                             THE FINOVA GROUP INC.

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

         The Company purchased interest rate hedge agreements to reduce the impact of increases in interest rates on its floating-rate debt. These agreements effectively lock in a spread of approximately 2.3% between the Company's borrowing rate, LIBOR, and its lending rate (Prime based). In 1995, the Company further protected its margins on floating-rate transactions by entering into basis swaps with a notional amount of $750 million to lock in the spread between the Company's lending and borrowing rates. With these agreements, the Company protected its margins on $1.5 billion of floating-rate transactions.

         The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the counterparties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. The Company's derivative policy stipulates that the maximum exposure to any one counterparty, relative to the derivative products, is limited on a net basis to 10% of the Company's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

         The use of derivatives increased interest expense by $9.8 million, an increase in the aggregate cost of funds of 0.2% in 1995; whereas, the use of derivatives decreased interest expense by $13.7 million, a decrease in the aggregate cost of funds of 0.4%, in 1994 and $25.9 million, a decrease in the aggregate cost of funds of 1.3%, in 1993. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management. At December 31, 1995 and 1994, unamortized premiums amounted to $613 thousand and $1.9 million, respectively. There were no deferred gains or losses associated with derivatives.

                             THE FINOVA GROUP INC.

         The following table provides annual maturities and weighted-average interest rates for each significant derivative product type. The rates presented are as of December 31, 1995. To the extent that rates change, variable interest information will change.

-----------------------------------------------------------------------------------------------------------------
                                     December                   Maturities of Derivative Products
                                        31,     -----------------------------------------------------------------
(Dollars in Millions)                  1995       1996       1997       1998        1999      2000     Thereafter
-----------------------------------------------------------------------------------------------------------------
RECEIVE FIXED-RATE SWAPS:
 Notional value                      $1,300      $  100     $ 275      $  325      $ 250      $ 150       $ 200
 Weighted average receive rate         6.70%       5.34%     6.70%       6.83%      6.82%      7.24%       6.65%
 Weighted average pay rate             5.89%       5.72%     5.76%       5.73%      5.64%      5.88%       5.78%

PAY FIXED-RATE GENERIC SWAPS:
 Notional value                      $  800      $  325     $ 275      $  100      $  50      $  50
 Weighted average receive rate         5.86%       5.79%     5.75%       5.70%      5.81%      5.68%
 Weighted average pay rate             7.18%       6.88%     7.18%       8.37%      7.98%      8.09%

PAY FIXED-RATE AMORTIZING SWAPS:
 Notional value                      $   95      $   76     $  19
 Weighted average receive rate         5.76%       5.78%     5.58%
 Weighted average pay rate             5.33%       5.13%     6.06%

BASIS SWAPS:
 Notional value                      $  878                 $ 250      $  628
 Weighted average receive rate         5.85%                 5.84%       6.02%
 Weighted average pay rate             6.12%                 6.08%       6.24%

INTEREST RATE HEDGE AGREEMENTS:
 Notional value                      $  750      $  750
 Weighted average receive rate         2.08%       2.08%
 Weighted average pay rate             2.50%       2.50%

TOTAL NOTIONAL VALUE                 $3,823      $1,251     $ 819      $1,053      $ 300      $ 200       $ 200
================================================================================================================
Total weighted average rates:
  Receive rate                         5.40%       3.53%     6.09%       6.24%      6.65%      6.85%       6.65%
================================================================================================================
  Pay rate                             5.53%       4.05%     6.34%       6.29%      6.03%      6.43%       5.78%
================================================================================================================

                             THE FINOVA GROUP INC.

         Derivative product activity for the three years ended December 31, 1995 is as follows:

                                            Pay
                               Receive     Fixed-     Pay Fixed-              Interest
                               Fixed-       Rate        Rate                   Rate
                                Rate       Generic    Amortizing     Basis     Hedge
(Dollars in Millions)           Swaps       Swaps        Swaps       Swaps   Agreements    TOTAL
-------------------------------------------------------------------------------------------------
Balance,
 December 31, 1992             $  890       $205         $           $          $          $1,095
Expired                           (50)       (25)                                             (75)
Additions                         300                                            750        1,050
-------------------------------------------------------------------------------------------------
Balance,
 December 31, 1993              1,140        180                                 750        2,070
Expired                           (50)       (50)         (148)                              (248)
Additions                         100        650           390         254                  1,394
-------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994              1,190        780           242         254       750        3,216
Expired                           (40)       (30)         (152)       (126)                  (348)
Additions                         150         50             5         750                    955
-------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995             $1,300       $800         $  95       $ 878      $750       $3,823
=================================================================================================

NOTE G            STOCKHOLDERS' EQUITY

         At December 31, 1995 and 1994, The FINOVA Group Inc. had 28,421,703 shares of common stock issued, with 27,278,932 and 27,676,526 shares of common stock outstanding, respectively. Approximately 4,746,000 and 5,011,000 common shares were reserved for issuance under the 1992 Stock Incentive Plan at December 31, 1995 and 1994, respectively.

         FINOVA has 5,000,000 shares of preferred stock authorized, none of which was issued at December 31, 1995. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series. In connection with the Company's stock incentive plan, 250,000 shares of preferred stock are reserved for issuance of stock options.

         The Company announced in 1992 that it intended to repurchase its securities on the open market, from time to time, to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. Under this program, 611,600; 602,800 and 349,909 shares were acquired during the years ending December 31, 1995, 1994 and 1993, respectively. The program may be discontinued at any time.

                              THE FINOVA GROUP INC.

NOTE H            STOCK OPTIONS

         During 1992, the Board of Directors of the Company adopted The FINOVA Group Inc. 1992 Stock Incentive Plan (the "Plan") for the grant of options, restricted stock and stock appreciation rights to officers, directors and certain key employees. In connection with the 1992 spin-off of the Company (the "Spin-Off") from The Dial Corp ("Dial"), shares of common stock were made available to provide new options, restricted shares of common stock and stock appreciation rights to employees of the Company or its subsidiaries in exchange for awards outstanding under certain stock option and incentive plans of Dial. Each option was adjusted so that the aggregate exercise price and the aggregate spread before the Spin-Off was preserved at the time of the Spin-Off. For each share of Dial restricted stock held by an employee, such employee received replacement shares of FINOVA restricted stock with a market value intended to compensate for the Spin-Off.

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

         The stock options outstanding at December 31, 1995 were granted for terms of ten years and generally become exercisable over two to three years from the date of grant. Stock options are exercisable based on the market value at the date of grant, unless a higher exercise price was established, which has been the case for multi-year grants.

         Information with respect to options granted and exercised for the three years ended December 31, 1995 is as follows:

--------------------------------------------------------------------------------
                                                                 Average Option
                                                 Shares          Price Per Share
--------------------------------------------------------------------------------
Options outstanding at January 1, 1993             828,083          $17.12
Granted                                            454,450           31.17
Exercised                                         (166,839)          16.10
Canceled                                          (103,580)          22.61
--------------------------------------------------------------------------------
Options outstanding at January 1, 1994           1,012,114           23.04
Granted                                            635,766           36.18
Exercised                                          (66,418)          17.29
Canceled                                          (119,857)          33.54
--------------------------------------------------------------------------------
Options outstanding at January 1, 1995           1,461,605           28.12
Granted                                            313,300           38.80
Exercised                                         (168,388)          22.39
Canceled                                           (83,008)          34.17
--------------------------------------------------------------------------------
Options outstanding at December 31, 1995         1,523,509          $30.62
================================================================================

         At December 31, 1995, stock options with respect to 1,523,509 common shares were outstanding at exercise prices ranging from $12.70 to $49.10 per share.

                              THE FINOVA GROUP INC.

         Since 1992, the Board of Directors has granted only performance based restricted stock. Performance based restricted stock awards (54,550 shares in 1995, 104,820 shares in 1994 and 38,629 in 1993), vest generally over periods not exceeding five years from the date of grant. The holder of the performance based restricted stock, like restricted stock, has the right to receive dividends and vote the target number of shares but may not sell, assign, transfer, pledge or otherwise encumber the performance based restricted stock. All performance based restricted stock grants since the Spin-Off were based on Company share performance and may result in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares are deemed received on the grant date. Additional vestings over the target are reported as new grants as of the vesting dates. Vestings below target would be reported as a forfeiture of amounts below the target number of shares.

NOTE I                     INCOME TAXES

         The consolidated provision (benefit) for income taxes consist of the following for the years ended December 31:

------------------------------------------------------------
                                   1995     1994      1993
------------------------------------------------------------
Current:
 United States:
  Federal                        $31,792   $33,107   $ 9,783
  State                            7,194     6,436     1,002
 Foreign                                                (156)
------------------------------------------------------------
                                  38,986    39,543    10,629
------------------------------------------------------------
Deferred:
 United States:
  Federal                         14,774     5,514    15,680
  State                            5,047     4,489     2,267
 Foreign                             804       (88)
------------------------------------------------------------
                                  20,625     9,915    17,947
------------------------------------------------------------
Provision for income taxes       $59,611   $49,458   $28,576
============================================================

         Income taxes paid in 1995, 1994 and 1993 amounted to approximately $47.9 million, $41.2 million and $10.5 million , respectively.

                             THE FINOVA GROUP INC.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1995 and 1994 consisted of the following:

----------------------------------------------------------------------------------------
                                                                      1995        1994
----------------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred income from leveraged leases                              $230,120    $226,115
 Deferred income from lease financing                                 62,681      32,833
 Other                                                                 6,408       8,353
----------------------------------------------------------------------------------------
Gross deferred tax liability                                         299,209     267,301
----------------------------------------------------------------------------------------
Deferred tax assets:
 Reserve for possible credit losses                                   39,094      29,363
 Investment in foreign subsidiary carrying value difference           23,193      23,193
 Accrued expenses                                                      5,005      11,400
 Alternative minimum tax credit carryforward                          15,405       6,183
 Other                                                                 7,000       8,275
----------------------------------------------------------------------------------------
Gross deferred tax asset                                              89,697      78,414
----------------------------------------------------------------------------------------
Net deferred tax liability                                          $209,512    $188,887
========================================================================================

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:
-------------------------------------------------------------------------------
                                                  1995         1994      1993
-------------------------------------------------------------------------------
Federal statutory income tax rate                 35.0%        35.0%     35.0%
State income taxes                                 5.1%         5.1%      3.4%
Foreign tax effects                               (0.5%)        1.2%     (2.0%)
Municipal income                                  (1.7%)       (1.2%)
Other                                                          (0.1%)    (0.7%)
-----------------------------------------------------------------------------
Current provision for income taxes                37.9%        40.0%     35.7%
Adjustments to deferred taxes                                             7.3%
-----------------------------------------------------------------------------
Provision for income taxes                        37.9%        40.0%     43.0%
=============================================================================

NOTE J            PENSION AND OTHER BENEFITS

         Net periodic pension costs were $1.3 million, $1.5 million and $0 for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company's pension costs were prepaid $2.3 million at December 31, 1995 and $3.6 million at December 1994.

         Net periodic postretirement benefit costs were $0.6 million, $0.5 million and $0.3 million for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company's accrued postretirement benefit costs were $1.5 million at December 31, 1995 and $0.8 million at December 31, 1994.

                             THE FINOVA GROUP INC.

NOTE K            LITIGATION AND CLAIMS

         The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

NOTE L            FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

-----------------------------------------------------------------------------------------------------
                                                            1995                    1994
-----------------------------------------------------------------------------------------------------
                                              Carrying        Estimated     Carrying      Estimated
                                               Amount         Fair Value     Amount       Fair Value
-----------------------------------------------------------------------------------------------------
Balance Sheet -
 Financial Instruments:
 Assets:
  Loans and other financing contracts         $4,749,407      $4,755,908    $3,810,781    $3,829,881
 Liabilities:
  Senior debt                                  5,649,368       5,729,950     4,573,354     4,510,043

Off-Balance Sheet -
  Financial Instruments:
    Interest rate swaps                           --               9,970         --          (47,937)
    Interest rate hedge agreements                --              (2,878)        --           (4,049)
----------------------------------------------------------------------------------------------------

         The carrying values of cash and cash equivalents, factored receivables, accounts payable and accrued expenses, due to clients and interest payable approximate fair values due to the short-term maturities of these instruments.

                             THE FINOVA GROUP INC.

         The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

         LOANS AND OTHER FINANCING CONTRACTS:

                  The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1995 and 1994. Management believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1995 and 1994, the fair value of nonaccruing contracts with a carrying amount of $117.9 million and $83.0 million, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1995 and 1994, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $106.6 million and $140.9 million, respectively.

         SENIOR DEBT:

                  The fair value of senior debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

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

         The fair value estimates presented herein were based on information available as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1995 and 1994; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE M            SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES:

         The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

-----------------------------------------------------------------------
                                             1995       1994     1993
-----------------------------------------------------------------------
Salaries and employee benefits              $88,102   $63,891   $29,502
Depreciation and amortization                16,365     9,733     2,802
Problem account costs                         9,316    13,505    11,822
Travel and entertainment                      8,818     6,099     2,182
Professional services                         8,741     7,357     2,201
Occupancy expense                             7,433     6,124     4,160
-----------------------------------------------------------------------

                              THE FINOVA GROUP INC.

NOTE N            NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective January 1, 1996, as required.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", provided pro forma disclosures are made. The Company expects to continue to account for its stock-based employee compensation plans using the method of accounting prescribed by APB No. 25 and does not expect this accounting standard will materially impact its results of operations or financial position.

                              THE FINOVA GROUP INC.

                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                             (Dollars in Thousands)

         The following represents the condensed quarterly results for the two years ended December 31, 1995 and 1994:

-------------------------------------------------------------------------------------
                                                First    Second     Third    Fourth
                                               Quarter   Quarter   Quarter   Quarter
-------------------------------------------------------------------------------------
Interest earned from financing transactions:
 1995                                         $174,757  $184,693  $192,287  $210,118
 1994                                           73,961   121,891   147,649   159,850
-------------------------------------------------------------------------------------
Interest expense:
 1995                                           84,524    90,197    93,136    98,965
 1994                                           33,133    53,648    65,881    69,538
-------------------------------------------------------------------------------------
Gains on sale of assets:
 1995                                            2,980     4,073     4,646     8,027
 1994                                                3     4,500     1,169     3,373
-------------------------------------------------------------------------------------
Non-interest expenses:
 1995                                           55,718    61,188    63,363    77,250
 1994                                           22,510    42,526    45,813    55,576
-------------------------------------------------------------------------------------
Income from continuing operations:
 1995                                           22,368    23,629    25,150    26,482
 1994                                           11,389    17,305    22,257    23,362
-------------------------------------------------------------------------------------
Net income:
 1995                                           22,368    23,629    25,150    26,482
 1994                                           11,389    17,305    22,257    23,362
=====================================================================================

                              THE FINOVA GROUP INC.

       AVERAGE BALANCES/INTEREST MARGINS/AVERAGE ANNUAL RATES (UNAUDITED)
                             (Dollars in Thousands)

      The following represents the breakdown of the Company's average balance sheet, interest margins and average annual rates for the years ended December 31, 1995 and 1994:

--------------------------------------------------------------------------------------------------------------------------
December 31,                                                    1995                                1994 (1)
--------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average     Average                   Average
                                                  Balance      Interest      Rate       Balance      Interest      Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                       $   44,412  $                        $   28,886   $
 Investment in financing transactions             6,213,571   706,637 (4)  12.1% (2)   4,446,745    466,614 (4)  11.5% (2)
 Less reserve for possible credit losses          (128,590)                             (106,277)
--------------------------------------------------------------------------------------------------------------------------
 Investment in financing transactions - net       6,084,981                            4,340,468

 Other assets and deferred charges                  252,194                              183,069
--------------------------------------------------------------------------------------------------------------------------
                                                 $6,381,587                           $4,552,423
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Other liabilities                               $  301,242                           $  226,648
 Senior debt                                      5,084,145   366,822       7.2%       3,468,498    222,200       6.4%
 Deferred income taxes                              199,141                              190,710
--------------------------------------------------------------------------------------------------------------------------
                                                  5,584,528                            3,885,856
Stockholders' equity                                797,059                              666,567
--------------------------------------------------------------------------------------------------------------------------
                                                 $6,381,587                           $4,552,423
==========================================================================================================================
Interest income/average earning assets (2)                   $706,637      12.1%                    466,614      11.5%

Interest expense/average earning assets (2) (3)               366,822       6.3%                    222,200       5.5%
--------------------------------------------------------------------------------------------------------------------------
Interest margins earned (3)                                  $339,815       5.8%                   $244,414       6.0%
==========================================================================================================================

(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).

(2) The average rate is calculated based on average earning assets ($5,815,455 and $4,064,971 for 1995 and 1994, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.

(3) For the year ended December 31, 1995, excluding the impact of derivatives, interest expense would have been $357,017 or 6.1% of average earning assets and interest margins earned would have been $349,620 or 6.0% of average earning assets. For the year ended December 31, 1994, excluding the impact of derivatives, interest expense would have been $235,855 or 5.8% of average earning assets and interest margins earned would have been $230,759 or 5.7% of average earning assets.

(4)  Interest income is shown net of depreciation.

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                           DECEMBER 31, 1995 FORM 10-K

Exhibit No.                         Description
-----------      ---------------------------------------------------------------
   (3.A)         Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from the Company's
                 Report on Form 10-K for the year ended December 31, 1994 (the
                 "1994 10-K")).

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

   (4.B) Form of Common Stock Certificate of the Company (incorporated by reference from the 1994 10-K, Exhibit 4.B).

   (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

  (4.D.1)        Rights Agreement dated as of February 15, 1992 between the
                 Company and the Rights Agent named therein, as amended
                 (incorporated by reference from the Company's Current Report on Form 8-K dated September 21, 1995, Exhibit 4.1).

  (4.D.2)        Acceptance of Successor Trustee to Appointment under Rights
                 Agreement noted in 4.D.1 above (incorporated by reference from the Company's Current Report on Form 8-K, dated November 30,
                 1995, Exhibit 4).

   (4.E) Indenture dated as of November 1, 1990 between FINOVA Capital and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's Registration Statement on
                 Form S-3, Registration No. 33-37743, Exhibit 4).

   (4.F) Fourth Supplemental Indenture dated as of April 17, 1992 between FINOVA Capital and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4.E above
                 (incorporated by reference from GFC Financial Corporation's
                 Annual Report on Form 10-K for the year 1992 (the "1992 10-K"),
                 Exhibit 4.F).

   (4.G)         Form of Indenture dated as of September 1, 1992 between FINOVA
                 Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration
                 Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

   (4.H)         Form of Indenture dated as of October 1, 1995 between FINOVA
                 Capital and the Trustee named therein (incorporated by reference from FINOVA Capital's Report on Form 8-K dated
                 October 25, 1995, Exhibit 4.1).

   (4.I) 1992 Stock Incentive Plan of the Company as amended through the date hereof, with a proposed amendment thereto as discussed more fully in the Proxy Statement.*+

Exhibit No.                          Description
-----------      ---------------------------------------------------------------
   (10.A)        Sixth Amendment and Restatement dated as of May 16, 1994 of the
                 Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National
                 Trust and Savings Association, Bank of Montreal, Chemical Bank,
                 Citibank, N.A. and National Westminster Bank USA, as agents
                 (the "Agents") and Citibank, N.A., as Administrative Agent
                 (incorporated by reference from the Corporation's Current
                 Report on Form 8-K dated May 23, 1994, Exhibit 10.I).

  (10.A.1)       First Amendment dated as of September 30, 1994, to the Sixth
                 Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

  (10.A.2)       Second Amendment dated as of May 11, 1995 to the Sixth
                 Amendment and Restatement noted in 10.A above (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the "Third Quarter
                 10-Q"), Exhibit 10.A).

  (10.A.3) Third Amendment dated as of November 1, 1995 to Sixth Amendment noted in 10.A above (incorporated by reference from the Third
                 Quarter 10-Q, Exhibit 10.B).

   (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on Form 8-K dated May 23,
                 1994, Exhibit 10.2).

  (10.B.1)       First Amendment dated as of September 30, 1994 to the Credit
                 Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

  (10.B.2)       Second Amendment to Short-Term Facility noted in 10.B above
                 (incorporated by reference from the Third Quarter 10-Q, Exhibit
                 10.C).

  (10.B.3)       Third Amendment to Short-Term Facility noted in 10.B above
                 (incorporated by reference from the Third Quarter 10-Q, Exhibit
                 10.D).

  (10.C.1)       The Company's Executive Severance Plan for Tier 1 Employees.*+

  (10.C.2)       The Company's Executive Severance Plan for Tier 2 Employees.*+

   (10.D) The Company's 1995 Management Incentive Plan (incorporated by reference from the Third Quarter 10-Q, Exhibit 10-G).+

  (10.E.1)       The Company's 1995 - 1997 Performance Share Incentive Plan
                 (incorporated by reference from the Third Quarter 10-Q, Exhibit
                 10.H).+

  (10.E.2)       The Company's 1994 - 1996 Performance Share Incentive Plan
                 (incorporated by reference from the Third Quarter 10-Q, Exhibit
                 10-I).+

Exhibit No.                          Description
-----------      ---------------------------------------------------------------
  (10.E.3)       The Company's 1993 - 1995 Performance Share Incentive Plan
                 (incorporated by reference from the Third Quarter 10-Q, Exhibit
                 10.H).+

  (10.F.1)       Employment Agreement with Samuel L. Eichenfield, dated March
                 16, 1992 (incorporated by reference from the 1992 10-K,
                 Exhibit 10.F).+

  (10.F.2)       Amendment to Employment Agreement referenced in 10.F.1 above
                 (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.M).+

  (10.F.3)       Employment Agreement with Samuel L. Eichenfield dated March 15,
                 1996.*+

   (10.G)        Employment Agreement with William J. Hallinan, dated February
                 25, 1992 (incorporated by reference from the 1992 10-K,
                 Exhibit 10.I).+

   (10.H)        Employment Agreement with Thomas C. Parrinello, dated February
                 14, 1994 (incorporated by reference from the 1994 10-K, Exhibit
                 10.H).+

   (10.I) The Company's Supplemental Pension Plan (incorporated by reference from the 1994 10-K, Exhibit 10.K)

  (10.I.1) Resolutions of the Board of Directors dated December 5, 1994, amending Exhibit 10.I above.*+

  (10.I.2) Resolutions of the Board of Directors dated August 22, 1995, amending Exhibit 10.I and 10.I.1 above.*+

   (10.J)        The Company's Value Sharing Plan for Executive Officers and Key
                 Employees (incorporated by reference from the Third Quarter
                 10-Q, Exhibit 10.K).+

   (10.K)        The Company's Value Sharing Plan for the Chief Executive
                 Officer (incorporated by reference from the Third Quarter 10-Q,
                 Exhibit 10.L).+

   (10.L)        The Company's Directors Deferred Compensation Plan
                 (incorporated by reference from the 1992 10-K, Exhibit 10.O).+

   (10.M)        The Company's Deferred Compensation Plan.*+

   (10.N) Directors' Retirement Benefit Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"), Exhibit 10.OO).+

   (10.O)        Form of the Company's 1992 Stock Incentive Plan Nonqualified
                 Stock Option Agreement (for exempt employees) (for August 25,
                 1992 and subsequent grants through August 10, 1994) (various prices) (incorporated by reference from the 1992 10-K, Exhibit
                 10.FF).+

Exhibit No.                            Description
-----------      ---------------------------------------------------------------
   (10.P)        A description of the Company's policies regarding compensation of directors is incorporated by reference from the Proxy
                 Statement.+

   (10.Q) Directors' Charitable Awards Program (incorporated by reference from the 1994 10-K, Exhibit 10.CC).+

   (10.R)        Interim Services Agreement dated January 28, 1992 among the
                 Company, The Dial Corp and others (incorporated by reference from the 1992 10-K, Exhibit 10.JJ).

   (10.S)        Tax Sharing Agreement dated February 19, 1992 among the
                 Company, The Dial Corp and others (incorporated by reference from the 1992 10-K, Exhibit 10.KK).

   (10.T)        Sublease dated as of April 1, 1991, among the Company, The Dial
                 Corp and others, relating to the Company's principal office space (incorporated by reference from the 1992 10-K, Exhibit
                 10.NN).

   (10.U)        Stock Purchase Agreement between Bell Atlantic TriCon Leasing
                 Corporation and Greyhound Financial Corporation dated as of March 4, 1994 (incorporated by reference from the 1993 10-K,
                 Exhibit 10.QQ).

   (10.V)        Form of Assets Purchase Agreement between Bell Atlantic TriCon
                 Leasing Corporation and TriCon Capital Corporation
                 (incorporated by reference from the 1993 10-K, Exhibit 10.RR).

   (10.W)        Form of Distribution Agreement among the Company, Greyhound
                 Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from the Company's Registration Statement on Form
                 S-1, SEC File No. 33-45452, Annex II to the Prospectus and
                 Exhibit 2.1).

   (10.X)        Stock Purchase Agreement among The FINOVA Group Inc., FINOVA
                 Capital and GE Capital Mortgage Corporation dated May 26, 1993
                 (incorporated by reference from the Company's Report on Form
                 8-K dated July 15, 1993, Exhibit 2).

   (10.Y)        Form of the Company's 1992 Stock Incentive Plan Stock Option
                 Agreements for grants subsequent to August 10, 1994 (for exempt employees) (various prices) (incorporated by reference from the 1994 10-K, Exhibit 10.DD).+

   (10.Z)        Form of the Company's 1992 Stock Incentive Plan Stock Option
                 Agreements for grants subsequent to August 10, 1994 (for non-employee directors) (various prices) (incorporated by reference from the 1994 10-K, Exhibit 10.FF).+

  (10.AA)        Form of the Company's 1992 Stock Incentive Plan Restricted
                 Stock Agreements (incorporated by reference from the 1994 10-K,
                 Exhibit 10.GG).+

    (11)         Computation of Per Share Earnings.*

    (12)         Computation of Ratio of Income to Combined Fixed Charges and
                 Preferred Stock Dividends.*

    (21)         Subsidiaries of the Registrant.*

    (25)         Powers of Attorney.*

    (27)         Financial Data Schedule.*
_______________

    * Filed herewith.

    + Relating to Management Compensation.