Form 10-K/A
period 1995-12-31
FINOVA GROUP INC
filed 1996-03-20
CIK 883701

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594

                              --------------------
                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                              --------------------

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

        - Franchise Finance offers equipment, real estate and acquisition financing programs for operators of established franchise concepts. The equipment leased to the ultimate end-user is typically purchased by FINOVA Capital from the equipment manufacturer, vendor or dealer selected by the end-user. Transaction sizes generally range from $500,000 to $15 million.

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

         PORTFOLIO COMPOSITION

         The total assets under the management of the Company consist of the Company's net investment in financing contracts plus certain assets that are owned by others but managed by the Company and are not reported on the Company's balance sheet ("securitized assets").


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


                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING
                             (Dollars in Thousands)


                                                                            December 31,
                                ---------------------------------------------------------------------------------------------------
                                    1995       %        1994         %         1993       %       1992      %      1991        %
                                ---------------------------------------------------------------------------------------------------
Loans, conditional sale and
other financing contracts:
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
                                ==========           ==========

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (Dollars in Thousands)


                                           Revenue Accruing               Nonaccruing
                                     ---------------------------- --------------------------
                                                          Repos-            Repos-    Lease     Total
                                      Original  Impaired  sessed            sessed       &      Carrying
                                        Rate       (1)    Assets  Impaired  Assets    Other     Amount      %
                                                           (2)
                                     ---------------------------- --------------------------  -----------------
Resort Finance                       $  943,661  $ 2,849  $12,064  $ 2,583  $26,559  $        $  987,716   14.5
Transportation Finance (3)              929,043                                                  929,043   13.6
Commercial Real Estate Finance          703,018    3,898   42,304   15,264   18,231      988     783,703   11.5
Communications Finance                  662,191    2,502    2,217   16,817    4,863              688,590   10.1
Corporate Finance (4)                   631,295    5,274            19,592      335              656,496    9.6
Manufacturer & Dealer Services (4)      443,474                        108            24,637     468,219    6.9
Medical Finance                         454,262                         81             1,231     455,574    6.7
Commercial Equipment Finance            345,039                         69             6,079     351,187    5.2
Rediscount Finance                      345,264                                                  345,264    5.1
Franchise Finance                       327,356    1,462             6,408             1,850     337,076    4.9
Commercial Finance                      200,365                     12,685                       213,050    3.1
Inventory Finance                       202,879                        430                       203,309    3.0
Factoring Services                      188,892                        594                       189,486    2.8
Government Finance                      121,956                                           47     122,003    1.8
Other                                    78,645    1,275             2,360             6,061      88,341    1.2
                                     ----------  -------  -------  -------  -------  -------  ----------  -----
TOTAL (4)                            $6,577,340  $17,260  $56,585  $76,991  $49,988  $40,893  $6,819,057  100.0
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


(4) Excludes $303 million of assets securitized which the Company manages, including $200 million in Corporate Finance and $103 million in Manufacturer and Dealer Services.

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

             (10.AA)      Form of the Company's 1992 Stock Incentive Plan
                          Restricted Stock Agreements (incorporated by reference from the 1994 10-K, Exhibit 10.GG).+

               (11)       Computation of Per Share Earnings.*

               (12)       Computation of Ratio of Income to Combined Fixed
                          Charges and Preferred Stock Dividends.*

               (21)       Subsidiaries of the Registrant.*

               (25)       Powers of Attorney.*

               (27)       Financial Data Schedule.*

                          * Filed with the Company's Report on Form 10-K for
                            the year ended December 31, 1995.

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

                              THE FINOVA GROUP INC.
                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, except per share data)


---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 1995                1994 (1)               1993
---------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
 Interest margins earned                                             $   339,815          $   244,414          $   124,847
 Selling, administrative and other operating expenses                    155,001              113,018               58,158
 Net income                                                               97,629               74,313               37,347
FINANCIAL POSITION:
 Average funds employed (AFE)                                          6,213,571            4,446,745            2,637,547
 Ending funds employed (EFE)                                           6,819,057            5,667,644            2,846,571
 Ending managed assets (2)                                             7,122,361            5,921,030            2,846,571
 Average earning assets (3)                                            5,815,455            4,064,971            2,321,359
 Reserve for possible credit losses                                      140,333              122,233               64,280
 Nonaccruing assets                                                      167,872              168,761              102,607
 New business                                                          2,570,993            1,799,331            1,007,794
 Factoring/floor planning volume                                       1,951,310            1,129,936
 Write-offs                                                               35,533               35,127               12,575
CAPITALIZATION:
 Total debt                                                            5,649,368            4,573,354            2,079,286
 Stockholders' equity                                                    825,184              770,252              503,300
PORTFOLIO QUALITY:
 Write-offs as a % of average managed assets (4)                             0.6%                 0.8%                 0.5%
 Nonaccruing assets as a % of ending managed assets (2)                      2.4%                 2.9%                 3.6%
 Reserve for possible credit losses as a % of:
  Ending managed assets (2)                                                  2.0%                 2.1%                 2.3%
  Nonaccruing assets                                                        83.6%                72.4%                62.6%
  As a multiple of write-offs                                                3.9x                 3.5x                 5.1x
PERFORMANCE HIGHLIGHTS:
 Return from continuing operations as a % of AFE (5)                         1.6%                 1.8%                 1.6%
 Interest margins earned as a % of average earning assets (3)                5.8%                 6.0%                 5.4%
 Selling, administrative and other operating expenses as a % of
   interest margins earned                                                  45.6%                46.2%                46.6%
 Aggregate cost of funds                                                     7.2%                 6.3%                 6.3%
 Ratio of income to combined fixed charges and preferred stock
  dividends                                                                  1.4                  1.6                  1.5
 Return on average equity                                                   12.2%                11.1%                 7.5%
 Income per share (continuing operations)                            $      3.51          $      2.94          $      1.80
 Book value per share outstanding                                    $     30.25          $     27.83          $     25.06
 Average outstanding common and equivalent shares                     27,832,000           25,307,000           20,332,000
 Shares outstanding                                                   27,279,000           27,677,000           20,080,000
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


(4) Includes average securitizations of $188 million and $183 million for 1995 and 1994, respectively.


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


        INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and (b) interest expense and depreciation, increased by 39% in 1995 to $339.8 million from $244.4 million in 1994. This increase was driven by a 20% growth in managed assets (investment in financing transactions plus securitizations). The primary source of the growth in managed assets was new business, which totaled $2.6 billion for 1995 compared to $1.8 billion for 1994, an increase of 43%. Also contributing to the improved margins were the fees associated with the factoring business, which recorded factoring volume of $1.1 billion in 1995 compared to $847 million in 1994 and the inventory finance business, which recorded floor planning volume of $898 million in 1995 compared to $283 million in 1994.


      Interest margins earned as a percentage of average earning assets were 5.8% in 1995, compared to 6.0% in 1994. This reduction in the interest margin percentage was expected in 1995 primarily due to the cost of hedges that the Company entered into to lock in the spread between its lending and borrowing rates on $1.5 billion of its floating-rate debt. Growth in interest margins earned more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in the 1995 period.


      NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserves"), were greater by $30.6 million during 1995 compared to 1994 primarily due to the growth in managed assets. Management believes that reserve coverage remains adequate at 83.6% of nonaccruing assets (nonaccruing contracts and respossessed assets) and 2.0% of managed assets. Details of write-offs and other changes in the reserve for possible credit losses can be found in Note D of Notes to Consolidated Financial Statements.


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


      INTEREST MARGINS EARNED. Interest margins earned increased to $244.4 million in 1994 from $124.8 million in 1993, an increase of 96%. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1.8 billion for 1994 compared to $1.0 billion for 1993, an increase of 80%.


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


      NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $11.0 million during 1994 compared to 1993. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage was adequate at 72.4% of nonaccruing assets and at 2.1% of managed assets. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note D of Notes to Consolidated Financial Statements.


      Selling, administrative and other operating expenses increased by $54.9 million in 1994, which was consistent with the growth in assets. As a percent of interest margins earned, these expenses were 46.2% (for the combined entities) in 1994, an improvement over 46.6% in 1993 (which excluded TriCon and Ambassador). See Note M of Notes to Consolidated Financial Statements.


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


      Nonaccruing assets decreased to $167.9 million at December 31, 1995 from $168.8 million at December 31, 1994. When measured as a percent of managed assets, nonaccruing assets declined to 2.4% at December 31, 1995 from 2.9% at December 31, 1994. For more information on write-offs and nonaccruing assets see Note D of Notes to Consolidated Financial Statements.


        The Company had total debt of approximately $5.6 billion or 6.8 times its equity base of $825.2 million at December 31, 1995 (FINOVA Capital's leverage as of December 31, 1995 was 6.6 to 1). The Company also had deferred income taxes of $209.5 million, generally used to reduce debt and, therefore, help finance lending activities.


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




      FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, FINOVA relies on the issuance of commercial paper as a major funding source. During 1995, FINOVA Capital issued $16.1 billion of commercial paper (with an average of $2.2 billion outstanding during the year) and raised $1.3 billion, as noted above, through new long-term financings of one to 10 year durations. At December 31, 1995 and 1994, commercial paper and short-term bank borrowings totaling $2.4 billion and $2.0 billion, respectively, were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option.


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


      FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion and has another four-year facility with numerous lenders for $700 million. All of these facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans

                             THE FINOVA GROUP INC.

to the extent that it experiences significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. The 364 day $1.0 billion revolving credit agreements will be subject to renewal in 1996, while the four and five year $700 million and $1.0 billion credit facilities are subject to renewal in 1999 and 2000, respectively.


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

                              THE FINOVA GROUP INC.


      The Company announced in 1992 that it intended to repurchase its securities on the open market, from time to time, to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. Under this program, 611,600, 602,800 and 349,909 shares were acquired during the years ending December 31, 1995, 1994 and 1993, respectively. The program may be discontinued at any time.


      RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

      Following its spin-off from The Dial Corporation in 1992 (the "Spin-Off"), the Company decided to focus its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those activities included in the Spin-Off that were not associated with the Company's core businesses. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make complementary acquisitions. This strategy has resulted in (i) the managed liquidation and sale of FINOVA Capital Limited ("FCL"), Dial's former European financial business, and the Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, (vi) the acquisition of TriCon and (vii) portfolio acquisitions of $262 million in 1995.
[/R]

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



/s/ Samuel L. Eichenfield
______________________________
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer


/s/ Bruno A. Marszowski
______________________________
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer

/s/ Derek C. Burns
_______________________________
Derek C. Bruns
Vice President - Internal Audit

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


/s/ Deloitte & Touche LLP
_____________________________
Deloitte & Touche LLP
Phoenix, Arizona
February 16, 1996

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


         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                             THE FINOVA GROUP INC.


         SAVINGS PLAN -- The Company maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 1% to 22% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in Company stock through the Employee Stock Ownership Plan, discussed below.


         EMPLOYEE STOCK OWNERSHIP PLAN -- Employees of the Company are eligible to participate in the Employee Stock Ownership Plan in the month following the first twelve consecutive month period during which they have at least 1,000 hours of service with the Company. Company contributions are made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.


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


         RESIDUAL VALUES -- The Company has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate.


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
==========================================================================


(1) Excludes assets sold under securitization agreements of $200 million for Corporate Finance in 1995 and $103 million and $253 million, respectively in 1995 and 1994, for Manufacturer and Dealer Services that are managed by the Company.

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
===============================================================================================================


         Interest earned from financing transactions with floating interest rates was approximately $402.0 million in 1995, $269.0 million in 1994 and $154.0 million in 1993. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. The Company's matched funding policy is more fully described in Note F.


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

NOTE E     DEBT


         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $2.7 billion. FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion and has another four-year facility with numerous lenders for $700.0 million. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. The 364 day $1.0 billion revolving credit agreement will be subject to renewal in 1996 while the four and five year $700.0 million and $1.0 billion credit facilities are subject to renewal in 1999 and 2000, respectively.


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


         The use of derivatives increased interest expense by $9.8 million in 1995, an increase in the aggregate cost of funds of 0.2%; whereas, the use of derivatives decreased interest expense by $13.7 million in 1994, a reduction in the aggregate cost of funds of 0.4% and $25.9 million in 1993, a decrease in the aggregate cost of funds of 1.3%. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management. At December 31, 1995 and 1994, unamortized premiums amounted to $0.6 million and $1.9 million, respectively. There were no deferred gains or losses associated with derivatives.

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


         The Company announced in 1992 that it intended to repurchase its securities on the open market, from time to time, to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. Under this program, 611,600, 602,800 and 349,909 shares were acquired during the years ending December 31, 1995, 1994 and 1993, respectively. The program may be discontinued at any time.

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
=============================================================================

NOTE J            PENSION AND OTHER BENEFITS


         Net periodic pension costs were $1.3 million, $1.5 million and $0 for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company's pension costs were prepaid by $2.3 million at December 31, 1995 and $3.6 million at December 1994.


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

                                                                      EXHIBIT 11

                              THE FINOVA GROUP INC.
                        COMPUTATION OF EARNINGS PER SHARE
                  (Dollars in Thousands, except per share data)

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                1995         1994         1993
                                                             -----------  -----------  -----------
Primary and Fully Diluted:

 Net income                                                  $    97,629  $    74,313  $    37,347

 Preferred dividends                                                                         1,306
                                                             -----------  -----------  -----------
 Net income available to common shareholders                 $    97,629  $    74,313  $    36,041
                                                             ===========  ===========  ===========

Average common shares outstanding before common equivalents   27,452,000   24,998,000   20,090,000

Common equivalent stock options                                  380,000      309,000      242,000
                                                             -----------  -----------  -----------
Average outstanding common and equivalent shares              27,832,000   25,307,000   20,332,000
                                                             ===========  ===========  ===========

Net income per common and equivalent share                   $      3.51  $      2.94  $      1.77
                                                             ===========  ===========  ===========

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

    (12)         Computation of Ratio of Income to Combined Fixed Charges and
                 Preferred Stock Dividends.*

    (21)         Subsidiaries of the Registrant.*

    (25)         Powers of Attorney.*

    (27)         Financial Data Schedule.*
_______________

    * Filed with the Company's report on Form 10-K for the year ended
      December 31, 1995.

    + Relating to Management Compensation.