Form 10-Q
period 1996-03-31
FINOVA GROUP INC
filed 1996-04-30
CIK 883701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                   March 31, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 26, 1996, 27,356,251 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I       FINANCIAL INFORMATION.

    Item 1.     Financial Statements.
          Condensed Consolidated Financial Information:

          Condensed Consolidated Balance Sheet - March 31, 1996 and
                December 31, 1995                                                     1

          Condensed Consolidated Income Statement - Three Months Ended
                March 31, 1996 and 1995                                               2

          Condensed Consolidated Statement of Cash Flows - Three Months
                Ended March 31, 1996 and 1995                                         3

          Notes to Interim Condensed Consolidated Financial Information             4 - 6


    Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                          6 - 8


PART II      OTHER INFORMATION.

    Item 6.     Exhibits and Reports on Form 8-K                                      8


    SIGNATURES                                                                        9

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                             March 31,           December 31,
ASSETS:                                                        1996                 1995
                                                            -----------          -----------
CASH AND CASH EQUIVALENTS                                   $    21,596          $    90,280

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned
  income of $399,839 and $354,961, respectively               5,109,105            4,973,864
 Direct financing leases                                        747,792              828,713
 Operating leases                                               449,955              460,798
 Leveraged leases                                               417,933              366,196
 Factored receivables                                           220,129              189,486
                                                            -----------          -----------
                                                              6,944,914            6,819,057
Less reserve for possible credit losses                        (144,754)            (140,333)
                                                            -----------          -----------
    Investment in financing transactions - net                6,800,160            6,678,724
OTHER ASSETS AND DEFERRED CHARGES                               301,740              267,510
                                                            -----------          -----------
                                                            $ 7,123,496          $ 7,036,514
                                                            ===========          ===========
LIABILITIES:
 Accounts payable and accrued expenses                      $    79,885          $   125,349
 Due to clients                                                 201,390              181,548
 Interest payable                                                32,895               45,553
 Senior Debt                                                  5,736,159            5,649,368
 Deferred income taxes                                          225,809              209,512
                                                            -----------          -----------
                                                              6,276,138            6,211,330
                                                            -----------          -----------
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 shares issued                             284                  284
 Additional capital                                             686,330              686,382
 Retained income                                                205,490              184,381
 Cumulative translation adjustments                              (6,881)              (5,686)
 Common stock in treasury, 1,072,000 and 1,143,000
  shares, respectively                                          (37,865)             (40,177)
                                                            -----------          -----------
                                                                847,358              825,184
                                                            -----------          -----------
                                                            $ 7,123,496          $ 7,036,514
                                                            ===========          ===========



See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                               ----------------------------------
                                                                   1996                  1995
                                                               ------------          ------------
Interest and income earned from financing transactions         $    208,556          $    174,757
Interest expense                                                    (97,056)              (84,524)
Depreciation                                                        (17,278)              (12,743)
                                                               ------------          ------------
Interest margins earned                                              94,222                77,490
Provision for possible credit losses                                (14,250)               (6,400)
                                                               ------------          ------------
Net interest margins earned                                          79,972                71,090
Gains on sale of assets                                               6,657                 2,980
                                                               ------------          ------------
                                                                     86,629                74,070
Selling, administrative and other operating expenses                (43,350)              (36,575)
                                                               ------------          ------------
Income before income taxes                                           43,279                37,495
Income taxes                                                        (16,158)              (15,127)
                                                               ------------          ------------
NET INCOME                                                     $     27,121          $     22,368
                                                               ============          ============

EARNINGS PER COMMON AND EQUIVALENT SHARE                       $       0.97          $       0.80
                                                               ============          ============

DIVIDENDS DECLARED PER COMMON SHARE                            $       0.22          $       0.20
                                                               ============          ============

AVERAGE OUTSTANDING COMMON AND
 EQUIVALENT SHARES                                               27,923,000            27,894,000
                                                               ============          ============




See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
OPERATING ACTIVITIES:                                                         1996               1995
                                                                            ---------          ---------
 Net income                                                                 $  27,121          $  22,368
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
   Provision for possible credit losses                                        14,250              6,400
   Depreciation and amortization                                               21,727             16,307
   Gains on sale of assets                                                     (6,657)            (2,980)
   Deferred income taxes                                                       16,297             12,623
 Change in assets and liabilities, net of effects from subsidiaries
  purchased                                                                   (97,369)            (9,656)
                                                                            ---------          ---------
      Net cash (used) provided by operating activities                        (24,631)            45,062
                                                                            ---------          ---------
INVESTING ACTIVITIES:

 Proceeds from sales of assets                                                 42,757             11,518
 Proceeds from sales of securitized assets                                    100,000
 Principal collections on financing transactions                              433,521            247,085
 Expenditures for financing transactions                                     (614,835)          (410,339)
 Net change in short-term financing transactions                             (108,352)           (67,452)
 Acquisitions                                                                (127,045)
 Other                                                                            602                425
                                                                            ---------          ---------
     Net cash used by investing activities                                   (146,307)          (345,808)
                                                                            ---------          ---------
FINANCING ACTIVITIES:

 Long-term borrowings                                                         190,000            375,000
 Net borrowings under commercial paper                                        115,530            139,870
 Repayment of long-term borrowings                                           (219,000)          (240,951)
 Proceeds from exercise of stock options                                        1,894
 Common stock purchased for treasury                                           (2,084)
 Dividends                                                                     (6,012)            (5,511)
 Net change in due to clients                                                  19,842             19,529
                                                                            ---------          ---------
     Net cash provided by financing activities                                102,254            285,853
                                                                            ---------          ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (68,684)           (14,893)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 90,280             49,875
                                                                            ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  21,596          $  34,982
                                                                            =========          =========



See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE A        BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B        SIGNIFICANT ACCOUNTING POLICIES

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this accounting standard effective January 1, 1996, as required. The effect on the Company's financial position and the results of operations was not material.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. As permitted under the provisions of SFAS 123, the Company continues to account for such compensation under existing rules and will provide the required pro forma disclosures in the 1996 Annual Report.

NOTE C        PORTFOLIO QUALITY

         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 March 31, 1996
                             (Dollars in Thousands)

                                                Revenue Accruing                         Nonaccruing
                                     ------------------------------------   ------------------------------------
                                                                  Repos-
                                                                  sessed                   Repos-                    Total
                                      Original      Impaired      Assets                   sessed       Leases      Carrying
                                        Rate           (1)         (2)       Impaired      Assets      & Other       Amount
                                     ------------------------------------   ------------------------------------   ----------
Transportation Finance (3)           $1,065,382   $            $            $            $            $            $1,065,382
Resort Finance                          972,857        2,869       12,734        2,375       29,850                 1,020,685
Commercial Real Estate Finance          691,914       11,583       41,864        7,313       18,630          988      772,292
Communications Finance                  632,043        2,500        1,653       10,342        3,670                   650,208
Corporate Finance (4)                   560,448        3,635                    18,666          335                   583,084
Manufacturer & Dealer Services (4)      465,646                                    120                    36,202      501,968
Medical Finance                         401,830                                     81                     1,015      402,926
Rediscount Finance                      372,697                                                                       372,697
Franchise Finance                       336,212        1,444                     6,291                       967      344,914
Commercial Equipment Finance            334,880                                  2,511                     5,718      343,109
Commercial Finance                      215,750                                 13,221                                228,971
Inventory Finance                       223,719                                    328                                224,047
Factoring Services                      219,588                                    541                                220,129
Government Finance                      125,567                                                                4      125,571
Other                                    80,645                                  2,897                     5,389       88,931
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
TOTAL                                $6,699,178   $   22,031   $   56,251   $   64,686   $   52,485   $   50,283   $6,944,914
                                     ==========   ==========   ==========   ==========   ==========   ==========   ==========

- --------------------
NOTES:

(1)  Consists of troubled debt restructurings.

(2) The Company earned income totaling $1.0 million on repossessed assets during the first quarter of 1996, including $0.7 million in Commercial Real Estate Finance and $0.3 million in Resort Finance.

(3) Transportation Finance includes $128.8 million of aircraft financing business booked through the London office.

(4) Excludes $374.4 million of assets securitized which the Company manages, including $300.0 million in Corporate Finance a nd $74.4 million in Manufacturer and Dealer Services.

                              --------------------

RESERVE FOR POSSIBLE CREDIT LOSSES:

         The reserve for possible credit losses of $144.8 million at March 31, 1996 represents 2.0% of managed assets (investment in financing transactions and securitized assets) before deducting such reserve. Changes in the reserve for possible credit losses were as follows:

                                                         Three Months Ended
                                                              March 31,
                                              -----------------------------------------
                                                    1996                    1995
                                              -----------------       -----------------
                                                       (Dollars in Thousands)
Balance, beginning of period                    $     140,333           $     122,233
Provision for possible credit losses                   14,250                   6,400
Write-offs                                           (10,410)                 (8,885)
Recoveries                                                602                     426
Other                                                    (21)                   2,779
                                                -------------           -------------
Balance, end of period                          $     144,754           $     122,953
                                                =============           =============


         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

         The specific impairment reserve of $14.8 million at March 31, 1996 applies to $33.2 million of the $86.7 million of impaired loans. The remaining $130.0 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996
                    TO THE THREE MONTHS ENDED MARCH 31, 1995

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

RESULTS OF OPERATIONS

         Net income for the first quarter of 1996 was $27.1 million ($0.97 per common share) compared to $22.4 million ($0.80 per common share) for the first quarter of 1995, a 21% increase in earnings per common share.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and (b) interest expense and depreciation, increased by 22% in 1996 to $94.2 million from $77.5 million in 1995, primarily due to growth in managed assets (investment in financing transactions plus securitizations). The growth in managed assets was driven by new business, which totaled $723 million for the first quarter of 1996 compared to $478 million for 1995, an increase of 51%. Also contributing to the increase in interest margins were higher amounts of the fee based factoring and floor planning business which totaled $694 million in the first quarter of 1996, an increase of 82% over the $381 million done in the first quarter of 1995.

         Interest margins earned as a percentage of average earning assets increased to 5.8% in 1996 from 5.7% in 1995, primarily due to prepayment fees received in connection with early terminations in the first quarter of 1996 and lower interest costs.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserves"), were 1.4x write-offs and exceeded the comparable loss provision for the first quarter of 1995 by $7.9 million, primarily due to the growth in managed assets. Reserve coverage improved to 86.4% of nonaccruing assets at March 31, 1996 from 70.9% in 1995.

         Selling, administrative and other operating expenses increased by $6.8 million in 1996 due to the continued growth of the Company, the large volume of new business added and employee incentives related to improved Company performance. As a percentage of interest margins earned, these costs decreased to 46.0% in 1996 from 47.2% in the previous year.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were $3.7 million higher in 1996 compared to 1995 primarily due to the amount and type of assets coming off lease.

         INCOME TAXES. Income taxes for the first quarter of 1996 increased to $16.2 million from $15.1 million in 1995. This increase was caused by the increase in pre-tax income in 1996. The 1996 overall effective income tax rate for the Company approximated 37.3% compared to 40.3% in 1995. The decrease in the effective rate is primarily related to lower state and foreign tax effects, as well as to increased tax exempt municipal income.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Managed assets increased by $196.9 million to $7,319 million at March 31, 1996 from $7,122 million at December 31, 1995. This increase is primarily attributable to the $723 million of new business generated in 1996, offset by portfolio amortization.

         The reserve for possible credit losses increased by $4.4 million in 1996 to $144.8 million. The increase in the reserve consisted primarily of increases due to loss provisions of $14.3 million which were applicable to portfolio growth, partially offset by write-offs of $10.4 million.

         Nonaccruing assets decreased to $167.5 million at March 31, 1996 from $167.9 million at December 31, 1995. When measured as a percent of ending managed assets, nonaccruing assets declined to 2.3% at March 31, 1996 from 2.4% at December 31, 1995.

         The Company had total debt of approximately $5.7 billion or 6.8 times its equity base of $847 million at March 31, 1996. The Company also had deferred income taxes of $226 million, generally used to reduce debt and, therefore, help finance lending activities.

         Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During the first three months, FINOVA Capital issued $190 million in new senior debt, which, together with general corporate funds and net commercial paper borrowings, was used to finance new business and redeem or retire $219 million of debt.

         RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         The Company continues to execute its strategy of providing financing to midsize companies operating in the industries served by the Company's 14 lines of business. Management believes the

Company ranks among the largest independent commercial finance companies, based on assets, in the United States. The Company continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, the Company continues to evaluate potential acquisition opportunities that it believes are consistent with its business strategies.

         NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this accounting standard effective January 1, 1996, as required. The effect on the Company's financial position and the results of operations was not material.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. As permitted under the provisions of SFAS 123, the Company continues to account for such compensation under existing rules and will provide the required pro forma disclosures in the 1996 Annual Report.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
       (a)   The following exhibits are filed herewith:

              Exhibit No.   Document
              -----------   --------

                  11        Computation of Earnings Per Share.

                  12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                  27        Financial Data Schedule.

       (b)   Reports on Form 8-K:

                   A Report on Form 8-K, dated April 16, 1996, was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the first quarter ended March 31, 1996 (unaudited).

                              THE FINOVA GROUP INC.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FINOVA GROUP INC.

                                  (Registrant)



Dated:  April 26, 1996  By: /s/ Bruno A. Marszowski
                        ---------------------------------------
                        Bruno A. Marszowski, Senior Vice President,
                        Chief Financial Officer and Controller
                        Principal Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                            MARCH 31, 1996 FORM 10-Q

   Exhibit No.                            Document
   -----------      ----------------------------------------------------------

       11           Computation of Earnings Per Share.

       12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

       27           Financial Data Schedule.