Form 10-Q
period 1996-09-30
FINOVA GROUP INC
filed 1996-11-04
CIK 883701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)

 [ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                               September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 30, 1996, 27,508,000 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
PART I FINANCIAL INFORMATION.

       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - September 30, 1996 and
                   December 31, 1995                                                 1

             Condensed Consolidated Income Statement - Three and Nine Months
                   Ended September 30, 1996 and 1995                                 2

             Condensed Consolidated Statement of Cash Flows - Nine Months
                   Ended September 30, 1996 and 1995                                 3

             Notes to Interim Condensed Consolidated Financial Information       4 - 6

       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                    6 - 8

PART II      OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                  8

       SIGNATURES                                                                    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                (Unaudited)
                                                                September 30,     December 31,
ASSETS:                                                             1996              1995
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS                                       $    56,852       $    90,280
INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned
   income of $381,182 and $354,961, respectively                  5,041,061         4,794,181
 Direct financing leases                                          1,016,546           828,713
 Factored receivables                                               614,372           369,169
 Operating leases                                                   506,399           460,798
 Leveraged leases                                                   456,898           366,196
                                                                -----------       -----------
                                                                  7,635,276         6,819,057
Less reserve for possible credit losses                            (156,339)         (140,333)
                                                                -----------       -----------
    Investment in financing transactions - net                    7,478,937         6,678,724
OTHER ASSETS AND DEFERRED CHARGES                                   340,059           267,510
                                                                -----------       -----------
                                                                $ 7,875,848       $ 7,036,514
                                                                ===========       ===========
LIABILITIES:
 Accounts payable and accrued expenses                          $    94,057       $   125,349
 Due to clients                                                     255,827           181,548
 Interest payable                                                    31,766            45,553
 Senior debt                                                      6,350,043         5,649,368
 Deferred income taxes                                              247,574           209,512
                                                                -----------       -----------
                                                                  6,979,267         6,211,330
                                                                -----------       -----------
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 shares issued                                 284               284
 Additional capital                                                 684,493           686,382
 Retained income                                                    250,758           184,381
 Cumulative translation adjustments                                  (5,228)           (5,686)
 Common stock in treasury, 951,000 and 1,143,000
  shares respectively                                               (33,726)          (40,177)
                                                                -----------       -----------
                                                                    896,581           825,184
                                                                -----------       -----------
                                                                $ 7,875,848       $ 7,036,514
                                                                ===========       ===========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended                       Nine Months Ended
                                                      September 30,                            September 30,
                                              -------------------------------       -------------------------------
                                                  1996               1995               1996               1995
                                              ------------       ------------       ------------       ------------
    Interest and income earned from
     financing transactions                   $    197,998       $    171,004       $    569,091       $    489,335
    Operating lease income                          23,356             21,283             71,371             62,402
    Interest expense                              (101,858)           (93,136)          (298,158)          (267,857)
    Depreciation                                   (15,247)           (12,980)           (47,150)           (38,891)
                                              ------------       ------------       ------------       ------------
    Interest margins earned                        104,249             86,171            295,154            244,989
    Provision for possible credit losses           (14,050)           (10,800)           (38,800)           (28,800)
                                              ------------       ------------       ------------       ------------
    Net interest margins earned                     90,199             75,371            256,354            216,189
    Gains on sale of assets                          2,714              4,646             10,253             11,699
                                              ------------       ------------       ------------       ------------
                                                    92,913             80,017            266,607            227,888
    Selling, administrative and
     other operating expenses                      (45,598)           (39,583)          (129,992)          (112,578)
                                              ------------       ------------       ------------       ------------
    Income before income taxes                      47,315             40,434            136,615            115,310
    Income taxes                                   (17,552)           (15,284)           (51,610)           (44,163)
                                              ------------       ------------       ------------       ------------
    NET INCOME                                $     29,763       $     25,150       $     85,005       $     71,147
                                              ============       ============       ============       ============
    EARNINGS PER COMMON
     AND EQUIVALENT SHARE                     $       1.06       $       0.91       $       3.04       $       2.56
                                              ============       ============       ============       ============
    DIVIDENDS DECLARED PER
     COMMON SHARE                             $       0.24       $       0.22       $       0.68       $       0.62
                                              ============       ============       ============       ============
    AVERAGE OUTSTANDING COMMON
     AND EQUIVALENT SHARES                      28,031,000         27,771,000         27,971,000         27,845,000
                                              ============       ============       ============       ============

  See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         -----------------------------
OPERATING ACTIVITIES:                                                       1996              1995
                                                                         -----------       -----------
 Net income                                                              $    85,005       $    71,147
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                       38,800            28,800
   Depreciation and amortization                                              59,441            50,740
   Gains on sale of assets                                                   (10,253)          (11,699)
   Deferred income taxes                                                      32,008            13,674
 Change in assets and liabilities, net of effects from subsidiaries
   purchased                                                                (112,383)           15,571
                                                                         -----------       -----------
      Net cash provided by operating activities                               92,618           168,233
                                                                         -----------       -----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                156,700            48,191
 Proceeds from assets securitized                                            100,000
 Principal collections on financing transactions                           1,008,971           770,426
 Expenditures for financing transactions                                  (1,711,893)       (1,379,847)
 Net change in short-term financing transactions                            (112,373)         (311,248)
 Purchase of portfolios, net of cash received                                 (7,455)         (127,045)
 Other                                                                         2,062             1,675
                                                                         -----------       -----------
     Net cash used by investing activities                                  (563,988)         (997,848)
                                                                         -----------       -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                       467,219           494,292
 Long-term borrowings                                                        564,988           825,000
 Repayment of long-term borrowings                                          (586,237)         (489,323)
 Proceeds from exercise of stock options                                       5,410             3,751
 Common stock purchased for treasury                                                           (22,760)
 Dividends                                                                   (18,628)          (17,078)
 Net change in due to clients                                                  5,190             6,151
                                                                         -----------       -----------
     Net cash provided by financing activities                               437,942           800,033
                                                                         -----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                        (33,428)          (29,582)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                90,280            49,875
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    56,852       $    20,293
                                                                         ===========       ===========


See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE A   BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the quarter and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. As permitted under the provisions of SFAS 123, the Company continues to account for such compensation under rules existing prior to SFAS 123. The Company will provide the required pro forma disclosures in the 1996 Annual Report with respect to SFAS 123 for 1995 and 1996.

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

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 1996
                             (Dollars in Thousands)

                                                   Revenue Accruing                           Nonaccruing
                                          ------------------------------------   ------------------------------------
                                                                      Repos-
                                                                      sessed                    Repos-      Leases        Total
                                            Market                    Assets                    sessed        &          Carrying
                                           Rate (1)     Impaired       (2)        Impaired      Assets      Other         Amount
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Transportation Finance (3)                $1,222,595   $            $            $            $            $            $1,222,595
Resort Finance                             1,049,791        2,834       13,741        1,056       28,678                 1,096,100
Commercial Real Estate Finance               685,087       19,246       41,885        2,609       16,117          988      765,932
Corporate Finance (4)                        687,815        5,382                    12,288          335                   705,820
Manufacturer & Dealer Services (4)(5)        518,042                                    259                    58,669      576,970
Medical Finance                              555,078                                  1,133                     1,749      557,960
Commercial Equipment Finance                 508,128                                  4,600                     4,792      517,520
Communications Finance                       478,338       10,035                    14,334        3,287                   505,994
Rediscount Finance                           412,868                                                                       412,868
Franchise Finance                            360,561        1,258                     2,516                       745      365,080
Inventory Finance                            275,525                                    395                                275,920
Factoring Services                           236,832                                  3,415                                240,247
Commercial Finance                           192,310                                  9,741                                202,051
Government Finance                           139,479                                      2                                139,481
Other                                         45,680                                    413                     4,645       50,738
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
TOTAL (4)                                 $7,368,129   $   38,755   $   55,626   $   52,761   $   48,417   $   71,588   $7,635,276
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

----------

     (1) Represents original or renegotiated market rate terms, excluding impaired transactions.

     (2) The Company earned income totaling $4.2 million on repossessed assets during the nine months ended September 30, 1996, including $3.5 million in Commercial Real Estate Finance and $0.7 million in Resort Finance.

     (3) Transportation Finance includes $183.7 million of new aircraft financing business booked through the London office.

     (4) Excludes $334.9 million of assets securitized which the Company manages, including $300.0 million in Corporate Finance and $34.9 million in Manufacturer and Dealer Services.

     (5) On October 21, 1996, the Company announced that it has entered into a definitive agreement to sell its Manufacturer & Dealer Services business. See Recent Developments and Business Outlook in Management's Discussion and Analysis for further detail.

                              --------------------

RESERVE FOR POSSIBLE CREDIT LOSSES:

         The reserve for possible credit losses of $156.3 million at September 30, 1996 represents 2.0% of managed assets (investment in financing transactions and securitized assets) before deducting such reserve. Changes in the reserve for possible credit losses were as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                       1996              1995
                                                     ---------        ---------
                                                       (Dollars in Thousands)
Balance, beginning of period                         $ 140,333        $ 109,245
Provision for possible credit losses                    38,800           28,800
Write-offs                                             (31,007)         (22,868)
Recoveries                                               2,062            1,675
Other                                                    6,151            2,750
                                                     ---------        ---------
Balance, end of period                               $ 156,339        $ 119,602
                                                     =========        =========

         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

         The specific impairment reserve of $9.3 million at September 30, 1996 applies to $30.6 million of the $91.5 million of impaired loans. The remaining $147.0 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

RESULTS OF OPERATIONS

         Net income for the nine months ended September 30, 1996 was $85.0 million ($3.04 per common and equivalent share), compared to $71.1 million ($2.56 per common and equivalent share) for the first nine months of 1995, representing a 19% increase in net income and earnings per share. The increase in earnings was primarily due to portfolio growth, higher interest margins earned, lower nonearnings and improved operating efficiencies (operating expenses as a percentage of interest margins earned), as detailed below.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, were $295.2 million for the nine months ended September 30, 1996, compared with $245.0 million during the same period in 1995, an increase of 20%. The increase in interest margins earned was primarily due to a 19% growth in average managed assets (funds employed and assets sold under securitization agreements and managed by the Company) and an increase in the interest margin as a percentage of average earning assets, which increased to 5.9% for the nine months ended September 30, 1996 from 5.8% for the same period in 1995.

         NON-INTEREST EXPENSE. The provision for possible credit losses, which increases the reserve for possible credit losses, increased to $38.8 million for the first nine months of 1996 from $28.8 million in 1995, primarily due to the increase in managed assets. The reserve for possible credit losses as a percentage of nonaccruing assets increased to 90.5% at September 30, 1996 from 77.8% at September 30, 1995.

         Selling, administrative and other operating expenses were higher during the first nine months of 1996 than in 1995, due primarily to the growth in managed assets and higher incentive compensation expense related to the Company's improved results and stock performance. As a percentage of interest margins earned, these expenses decreased to 44.0% in the first nine months of 1996, from 46.0% during the same period in 1995.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were lower in 1996 compared to 1995, primarily due to the amount and type of assets coming off lease during the respective periods. The timing of such gains is sporadic in nature.

         INCOME TAXES. Income taxes increased during the nine months ended September 30, 1996, primarily due to the increase in pre-tax income, partially offset by a lower effective tax rate. The lower effective tax rate, which decreased from 38.3% in 1995 to 37.8% in the first nine months of 1996, was primarily related to lower foreign tax effects and increased tax exempt municipal income.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

         Managed assets grew by $847.8 million during the first nine months of 1996 and totaled $7.97 billion at September 30, 1996. The increase was attributable primarily to new business of $2.10 billion during the period, compared to $1.69 billion for the nine months ended September 30, 1995, and the addition of $318 million of acquired portfolios, offset partially by portfolio prepayments and amoritization.

         The reserve for possible credit losses increased to $156.3 million at September 30, 1996 from $140.3 million at December 31, 1995, primarily due to the increase in managed assets. Write-offs during the period were $31.0 million compared to $22.9 million during 1995, while recoveries increased to $2.1 million for the first nine months of 1996, from $1.7 million in 1995. Nonaccruing assets increased to $172.8 million at September 30, 1996, compared to $167.9 million at the end of 1995; however, nonaccruing assets as a percentage of managed assets decreased to 2.2% from 2.4% at December 31, 1995.

         Growth in funds employed is generally financed by the company's internally generated cash flows and new borrowings. During the nine months ended September 30, 1996, FINOVA Capital issued $565 million in new long-term borrowings and recognized a net increase in commercial paper borrowings of approximately $467 million. Repayments of long-term debt totaled $586 million during the first nine months of 1996. The company had total debt of $6.35 billion at September 30, 1996 compared to year-end 1995 debt of $5.65 billion. The Company also had deferred income taxes of $247.6 million, generally used to reduce debt and, therefore, help finance lending activities.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         On August 29, 1996, the Company consummated the acquisition of Financing for Science International, Inc. (now known as FINOVA Technology Finance, Inc.), a specialty leasing company servicing the high technology life sciences, environmental technology and health care industries in the United States. The transaction added a portfolio of approximately $188 million to the Company's investment in financing transactions.

         On October 21, 1996, the Company announced that it has entered into a definitive agreement to sell its Manufacturer & Dealer Services business ("MDS") to Green Tree Financial Corporation for approximately $610 million, including the assumption of certain liabilities. The purchase price reflects a premium of approximately $58 million over the book value of MDS's assets, prior to allocation and accrual of related costs and expenses. MDS is a provider of vendor-oriented sales finance programs involving small-ticket leasing and financing products for commercial end-user customers. The transaction, which is subject to usual closing conditions, including compliance with the Hart-Scott-Rodino Act, has a scheduled closing date of November 30, 1996.

NEW ACCOUNTING STANDARDS

         See Note B of Notes to Interim Condensed Consolidated Financial Information in Part I, Item 1 of this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed herewith:

               Exhibit No.   Document
               -----------   ---------------------------------------------------
                    11       Computation of Earnings Per Share.

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends
                             (interim period).

                    27       Financial Data Schedule.


         (b) Reports on Form 8-K:

               A Report on Form 8-K, dated October 16, 1996, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1996 (unaudited).

               A Report on Form 8-K, dated October 21, 1996, was filed by Registrant which reported under Items 5 and 7 the definitive agreement, by its wholly-owned subsidiary, FINOVA Capital Corporation, to sell its Manufacturing and Dealer Services business to Green Tree Financial Corporation.

                              THE FINOVA GROUP INC.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FINOVA GROUP INC.

                                  (Registrant)



Dated: November 4, 1996          By: /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
                                     Chief Financial Officer and Controller
                                     Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1996 FORM 10-Q


               Exhibit No.                      Document
               -----------   ---------------------------------------------------
                    11       Computation of Earnings Per Share.

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                    27       Financial Data Schedule.