Form 10-K405
period 1996-12-31
FINOVA GROUP INC
filed 1997-03-21
CIK 883701

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594
                              --------------------
                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              --------------------
For the Fiscal Year Ended December 31, 1996       Commission File Number 1-11011
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of March 10, 1997, approximately 27,349,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date of $78-7/8) held by nonaffiliates was approximately $2,123,209,000.

                  DOCUMENTS INCORPORATED BY REFERENCE
Document                                                             Part Where
--------                                                            Incorporated
                                                                    ------------

1.   Proxy  Statement  relating to 1997 Annual Meeting of Stockholders of The FINOVA Group Inc. (but excluding information contained therein furnished pursuant to items 402(k) and (l) of SEC
     Regulation S-K.)                                                    III

================================================================================

                           TABLE OF CONTENTS
                             Name of Item
                             ------------
Item #                                                                      Page
--------------------------------------------------------------------------------
                                     Part I
Item 1     Business:
             Introduction                                                     1
             General                                                          1
               Lines of Business                                              2
               Portfolio Composition                                          3
               Investment in Financing Transactions                           3
               Cost and Use of Borrowed Funds                                 11
               Credit Ratings                                                 12
               Residual Realization Experience                                13
               Business Development and Competition                           14
               Credit Quality                                                 14
               Risk Management                                                14
               Portfolio Management                                           15
               Delinquencies and Workouts                                     16
               Governmental Regulation                                        16
             Employees                                                        16
             Special Note Regarding Forward-Looking Statements                16

Item 2     Properties                                                         17
Item 3     Legal Proceedings                                                  17
Item 4     Submission of Matters to a Vote of Security Holders                17
Optional   Executive Officers of Registrant                                   17

                                     Part II

Item 5     Market Price of and Dividends on the Registrant's Common
              Equity & Related Stockholder Matters                            19
Item 6     Selected Financial Data                                            20
Item 7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             21
Item 8     Financial Statements & Supplementary Data                          21
Item 9     Changes in and Disagreements with Accountants
              on Accounting & Financial Disclosure                            21

                                    Part III

Item 10    Directors & Executive Officers of the Registrant                   21
Item 11    Executive Compensation                                             22
Item 12    Security Ownership of Certain Beneficial Owners & Management       22
Item 13    Certain Relationships & Related Transactions                       22

                                     Part IV


Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   22

                                     PART I

ITEM 1.            BUSINESS.

INTRODUCTION

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries. During 1996, the Company sold its Manufacture & Dealer Services line of business and closed FINOVA Medical Systems. Amounts for 1995 and 1994 have been restated to reflect these operations as discontinued.

         The Company (formerly known as GFC Financial Corporation) is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of the Company by distributing one share of the Company's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed to the Company (i) all of the common stock of FINOVA Capital (formerly known as Greyhound Financial Corporation) representing the Company's core operations, (ii) FINOVA Capital Limited ("FCL") (formerly known as Greyhound European Financial Group), Dial's European commercial and consumer finance businesses not previously managed by the Company, (iii) Greyhound BID Holding Corp. ("Greyhound BID") and (iv) Verex Corporation and subsidiaries ("Verex"), Dial's discontinued mortgage insurance operations which had been operated in a run-off mode by Dial since 1988. The Company sold Verex in July 1993.

GENERAL

         FINOVA is a financial services company primarily engaged in providing collateralized financing and leasing products to commercial enterprises in focused market niches, principally in the United States. The FINOVA Group Inc. is a holding company which operates through its direct and indirect subsidiaries and was incorporated in Delaware in December 1991.

         FINOVA's lending activities to businesses are conducted through FINOVA Capital and its subsidiaries. FINOVA Capital was incorporated in 1965 in Delaware and is the successor to a California corporation that commenced operations in 1954. FINOVA Capital has conducted business continuously since that time. Foreign financial services are provided primarily in the United Kingdom, where FCL has provided such services since 1964. Domestic and foreign financial operations prior to the Spin-Off had been conducted independently of each other for many years. Following the Spin-Off they have been conducted as a consolidated enterprise; however, subsequent to the Spin-Off, FINOVA announced its intention to phase out the historic businesses of London-based FCL; in early 1996, this phase out was substantially completed. FCL continues to originate and service transactions on behalf of FINOVA Capital's Transportation Finance line of business.

         FINOVA Capital extends revolving credit facilities, term loans and equipment and real estate financing to "middle-market" businesses with financing needs falling generally between $500,000 to $35 million. FINOVA Capital currently operates primarily in 15 specific industry or market niches in which its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables it to differentiate itself from its competitors and to command product pricing which provides a satisfactory spread over the Company's borrowing costs.

         The Company seeks to maintain a high quality portfolio and to minimize nonaccruing assets and write-offs by using clearly defined underwriting criteria, stringent portfolio management techniques and by diversifying its lending activities geographically and among a range of industries, customers and loan products. Because of the diversity of the Company's portfolio, the Company believes it is better able to manage competitive changes in its markets and to withstand the impact of deteriorating economic conditions on a regional or national basis, although there can be no assurance that competitive changes, borrowers' performance or economic conditions will not result in an adverse impact on the Company's results of operations or financial condition.

         FINOVA Capital generates interest income, other income and gains through charges assessed on outstanding loans, loan servicing, leasing and other fees and disposition of equipment upon termination of leases or in other circumstances. FINOVA Capital's primary expenses are the costs of funding its loan and lease business (including interest paid on debt), provisions for possible credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

         Lines of Business

         FINOVA Capital's activities currently include the following principal lines of business:

         o Commercial Equipment Finance offers equipment leases, loans and turnkey financing to a broad range of midsize companies. Specialty markets include the corporate aircraft and emerging growth technology industries, primarily biotechnology and electronics. Typical transaction sizes range from $500,000 to $15 million.

         o Commercial Finance offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.

         o Commercial Real Estate Finance provides term financing for hotel, anchored retail, office and owner-occupied properties. Typical transaction sizes range from $5 million to $25 million.

         o Communications Finance specializes in term financing to advertising and subscriber-supported businesses including radio and television stations, cable TV operators, outdoor advertising firms and publishers. Typical transaction sizes range from $1 million to $40 million.

         o Corporate Finance provides a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers, commercial and consumer service businesses. Typical transaction sizes range from $2 million to $40 million.

         o Factoring Services offers full service factoring and accounts receivable management services for entrepreneurial and larger firms, primarily in the textile and apparel industries, with annual factored volume of $5 million to $25 million. This line provides accounts receivable and inventory financing and loans secured by equipment and real estate.

         o Franchise Finance offers equipment, real estate and acquisition financing for operators of established franchise concepts. Typical transaction sizes range from $500,000 to $15 million.

         o Government Finance provides tax-exempt term financing for state and local governments and non-profit corporations. Typical transaction sizes range from $100,000 to $5 million.

         o Healthcare Finance offers a full range of working capital, equipment and real-estate financing products for the U.S. healthcare industry. Typical transaction sizes range from $500,000 to $25 million.

         o Inventory Finance provides inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Typical transaction sizes range from $500,000 to $30 million.

         o Rediscount Finance offers revolving credit facilities to the independent consumer finance industry including sales, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million.

         o Portfolio Services provides customized receivables servicing and collections for time share developers and other generators of consumer receivables.

         o Resort Finance focuses on construction, acquisition and receivables financing for developers of timeshare resorts worldwide, as well as term financing for established golf resorts and resort hotels and receivables funding for developers of second home communities. Typical transaction sizes range from $5 million to $35 million.

         o Transportation Finance structures equipment loans, leases, acquisition financing and leveraged lease equity investments for commercial and cargo airlines worldwide, railroads and operators of other transportation related equipment. Typical transaction sizes range from $5 million to $30 million.

         o FINOVA Investment Alliance provides equity and mezzanine debt financing for midsize business in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.

         Portfolio Composition

                  The total assets under the management of the Company consist of the Company's net investment in financing transactions plus certain assets that are owned by others but managed by the Company and are not reported on the Company's balance sheet ("securitized assets"). The Company's investment in financing transactions is primarily settled in U.S. dollars.

         Investment in Financing Transactions

                  The following tables detail FINOVA's investment in financing transactions (before reserve for possible credit losses) at December 31, 1996, 1995, 1994, 1993, and 1992.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING
                             (Dollars in Thousands)

                                                                                    December 31,
                                   -------------------------------------------------------------------------------------------------
                                       1996       %        1995       %        1994       %        1993       %        1992       %
                                   -------------------------------------------------------------------------------------------------
Loans, conditional sale and other
financing contracts:
  Commercial                      $ 3,592,193   49.2  $ 3,389,363   53.4  $ 2,732,734   51.1  $ 1,397,863   49.1  $  1,028,181  42.3
  Real estate                       1,713,485   23.5    1,534,177   24.1    1,237,488   23.2      945,892   33.2       891,190  36.7
Factored receivables                  564,430    7.7      189,486    3.0      157,862    3.0
Operating leases                      517,690    7.1      460,798    7.3      412,782    7.7      147,222    5.2       100,911   4.2
Leveraged leases                      514,573    7.1      366,196    5.8      287,518    5.4      283,782   10.0       269,370  11.1
Direct financing leases               396,388    5.4      408,059    6.4      514,595    9.6       71,812    2.5       138,871   5.7
                                  ----------- ------  ----------- ------  -----------  -----  -----------  -----  ------------ -----
Total investment in financing       7,298,759  100.0    6,348,079  100.0  $ 5,342,979  100.0  $ 2,846,571  100.0  $  2,428,523 100.0
transactions                                  ======              ======  ===========  =====  ===========  =====  ============ =====
Securitized assets                    300,000             200,000
                                  -----------         -----------
Total managed assets              $ 7,598,759         $ 6,548,079
                                  ===========         ===========

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1996
                             (Dollars in Thousands)

                                                Revenue Accruing                       Nonaccruing
                                     -------------------------------------  --------------------------------
                                                                Repos-                   Repos-                    Total
                                        Market                  sessed                   sessed     Lease &       Carrying
                                       Rate (1)     Impaired    Assets (2)  Impaired     Assets      Other         Amount        %
                                     -------------------------------------  --------------------------------  ---------------------
Transportation Finance (3)           $ 1,330,578   $          $            $           $           $           $  1,330,578    18.2
Resort Finance                         1,124,462      2,963     13,878           77      25,136                   1,166,516    16.0
Commercial Real Estate Finance           700,932     30,245     46,068        6,748       9,853         940         794,786    10.9
Corporate Finance (4)                    630,399      3,211                  14,695         335                     648,640     8.9
Commercial Equipment Finance             570,574                              7,900                   6,564         585,038     8.0
Communications Finance                   535,701      8,796                  14,129       3,095                     561,721     7.7
Healthcare Finance                       497,540                              1,304                   1,194         500,038     6.9
Rediscount Finance                       421,232                                245                                 421,477     5.8
Franchise Finance                        366,202      1,104                   1,985                     996         370,287     5.0
Inventory Finance                        314,446                              1,273                                 315,719     4.3
Factoring Services                       220,701                              3,419                                 224,120     3.1
Commercial Finance                       160,006                             11,963                                 171,969     2.3
Government Finance                       150,361                                 13                                 150,374     2.1
Other                                     52,998                                                      4,498          57,496     0.8
                                     -----------   --------   --------     --------    --------    --------    ------------   -----
Total Continuing Operations (4)      $ 7,076,132   $ 46,319   $ 59,946     $ 63,751    $ 38,419    $ 14,192    $  7,298,759   100.0
                                     ===========   ========   ========     ========    ========                ============   =====
Discontinued Operations (5)                                                                          39,143
                                                                                                   --------
TOTAL                                                                                              $ 53,335
                                                                                                   ========

--------------------
  NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $5.1 million on repossessed assets during 1996, including $4.4 million in Commercial Real Estate Finance and $0.7 million in Resort Finance.
(3) Transportation Finance includes $160.8 million of aircraft financing business booked through the London office.
(4)  Excludes  $300  million  of  securitized  assets  which are  managed by the
     Company.
(5) Reflects assets retained by FINOVA subsequent to the sale of the Manufacturer and Dealer Services' line of business.
                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (Dollars in Thousands)

                                              Revenue Accruing                       Nonaccruing
                                  ---------------------------------------  ------------------------------
                                                             Repos-                   Repos-                   Total
                                      Market                 sessed                   sessed     Lease &      Carrying
                                     Rate (1)    Impaired    Assets (2)    Impaired   Assets      Other        Amount          %
                                  --------------------------------------- -------------------------------  ----------------------
Transportation Finance (3)        $   929,043    $           $            $         $          $           $    929,043      14.6
Resort Finance                        943,661        2,849      12,064       2,583     26,559                   987,716      15.6
Commercial Real Estate Finance        703,018        3,898      42,304      15,264     18,231        988        783,703      12.3
Corporate Finance (4)                 631,295        5,274                  19,592        335                   656,496      10.3
Commercial Equipment Finance          345,039                                   69                 6,079        351,187       5.5
Communications Finance                662,191        2,502       2,217      16,817      4,863                   688,590      10.8
Healthcare Finance                    451,503                                   81                 1,231        452,815       7.2
Rediscount Finance                    345,264                                                                   345,264       5.4
Franchise Finance                     327,356        1,462                   6,408                 1,850        337,076       5.3
Inventory Finance                     202,879                                  430                              203,309       3.2
Factoring Services                    188,892                                  594                              189,486       3.0
Commercial Finance                    200,365                               12,685                              213,050       3.4
Government Finance                    121,956                                                         47        122,003       1.9
Other                                  78,645        1,275                   2,360                 6,061         88,341       1.5
                                  -----------    ---------   ---------    --------  ---------  ---------   ------------   -------
Total Continuing Operations (4)   $ 6,131,107    $  17,260   $  56,585    $ 76,883  $  49,988  $  16,256   $  6,348,079     100.0
                                  ===========    =========   =========    ========  =========  =========   ============   =======

--------------------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.2 million on repossessed assets during 1995, including $3.2 million in Commercial Real Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.
(3) Transportation Finance included $144 million of aircraft financing business booked through the London office.
(4)  Excludes  $200  million  of  securitized  assets  which are  managed by the
     Company.
                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                             Revenue Accruing                        Nonaccruing
                                  -------------------------------------   --------------------------------
                                                                Repos-
                                                                sessed       Delin-      Repos-    Leases      Total
                                    Original    Rewritten       Assets       quent       sessed      &        Carrying
                                      Rate      Contracts        (1)         Loans       Assets     Other      Amount          %
                                  -------------------------------------   --------------------------------   --------------------
Transportation Finance (2)        $    706,242  $  14,620    $            $           $           $          $   720,862     13.5
Resort Finance                         634,735      4,506        7,314        2,582      30,393                  679,530     12.7
Commercial Real Estate Finance         672,522      7,237       40,510        7,622      21,519                  749,410     14.0
Corporate Finance                      746,671     21,275                     6,952       2,674                  777,572     14.5
Commercial Equipment Finance           293,609        769                                            7,589       301,967      5.6
Communications Finance                 551,218      6,288        7,282       17,377       5,863        671       588,699     11.0
Healthcare Finance                     467,131                                                       1,719       468,850      8.8
Rediscount Finance                      99,353                                                                    99,353      1.9
Franchise Finance                      281,890      7,632                    12,242                              301,764      5.6
Inventory Finance                       58,595                                  642                               59,237      1.1
Factoring Services                     157,090                                  772                              157,862      3.0
Commercial Finance                     181,741                               12,003                              193,744      3.6
Government Finance                      93,491                                  144                               93,635      1.8
FINOVA Capital Limited (3)              93,700      1,561                     4,265           2      4,800       104,328      2.0
Other                                   36,951                                8,918                    297        46,166      0.9
                                  ------------  ---------    ---------    ---------   ---------   --------   -----------   ------
Total Continuing Operations       $  5,074,939  $  63,888    $  55,106    $  73,519   $  60,451   $ 15,076   $ 5,342,979    100.0
                                  ============  =========    =========    =========   =========   ========   ===========   ======

--------------------
NOTES:

(1) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Commercial Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.

(2) Transportation Finance included $66.9 million of aircraft finance business booked through the London office.

(3) The FINOVA Capital Limited balance included transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. Also, FINOVA Capital Limited included $39.2 million of Consumer Finance assets, of which $4.8 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1993
                             (Dollars in Thousands)

                                             Revenue Accruing                       Nonaccruing
                                   ----------------------------------- -----------------------------------
                                                             Repos-
                                                             sessed       Delin-      Repos-      Leases        Total
                                    Original   Rewritten     Assets       quent       sessed         &         Carrying
                                      Rate     Contracts      (1)         Loans       Assets       Other        Amount        %
                                   ----------------------------------- -----------------------------------   --------------------
Transportation Finance (2) (3)     $  604,416  $           $            $     841  $            $            $    605,257    21.2
Resort Finance                        530,617       4,869     12,163       11,597       7,404          440        567,090    19.9
Commercial Real Estate Finance (2)    500,598       1,574     27,844        5,759      20,838                     556,613    19.6
Corporate Finance (2)                 397,779      27,921                   4,243       5,462          386        435,791    15.3
Communications Finance                487,890       7,989      8,949       21,730      11,564                     538,122    18.9
Rediscount Finance                     19,439                                                                      19,439     0.7
FINOVA Capital Limited (4)            107,486       4,430                   2,720          23        9,600        124,259     4.4
                                   ---------- -----------  ----------   ---------  ----------   ----------   ------------  ------
                                   $2,648,225  $    46,783 $   48,956   $  46,890  $   45,291   $   10,426   $  2,846,571   100.0
                                   ==========  =========== ==========   =========  ==========   ==========   ============  ======

--------------------
NOTES:
(1) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.
(2) Reclassifications (effective January 1, 1993): Approximately $169 million of accruing assets were reclassified from Corporate Finance with $163 million going to Transportation Finance because they primarily represented aircraft financing and $6 million to Commercial Real Estate Finance. Additionally, $6.5 million of nonaccruing assets ($5.1 million classified as repossessed assets and $1.4 million classified as 90 days delinquent) were reclassified from Corporate Finance to Commercial Real Estate Finance.
(3) Transportation Finance included $31.9 million of aircraft finance business booked through the London office.
(4) The FINOVA Capital Limited balance included transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. Also, FINOVA Capital Limited included $45.3 million of Consumer Finance assets, of which $9.6 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
                              --------------------
                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1992
                             (Dollars in Thousands)

                                            Revenue Accruing                     Nonaccruing
                                  ------------------------------------  -------------------------------
                                                            Repos-        Delin-    Repos-     Leases        Total
                                     Original   Rewritten   sessed        quent     sessed       &          Carrying
                                       Rate      Contract   Assets (1)    Loans     Assets      Other        Amount           %
                                  ------------------------------------  -------------------------------    ----------------------
Transportation Finance            $    328,962  $          $            $          $          $            $    328,962      13.5
Resort Finance                         488,224      1,356                   6,524      7,365        635         504,104      20.8
Commercial Real Estate Finance         463,571     12,482     21,509        6,302     15,052                    518,916      21.4
Corporate Finance (2)                  420,006     16,081                  14,436      5,111        611         456,245      18.8
Communications Finance                 382,914     32,548                   8,744     13,182                    437,388      18.0
FINOVA Capital Limited (3)             154,609      5,839                   6,000         60     16,400         182,908       7.5
                                  ------------  ---------  ---------    ---------  ---------  ---------    ------------   -------
                                  $  2,238,286  $  68,306  $  21,509    $  42,006  $  40,770  $  17,646    $  2,428,523     100.0
                                  ============  =========  =========    =========  =========  =========    ============   =======

--------------------
NOTES:
(1) The Company earned income of $1.9 million on repossessed accruing assets in Commercial Real Estate Finance during 1992.
(2) Included $5.1 million of public sector Latin American loans that were written-down to estimated market value. During 1992, FINOVA successfully liquidated 72% of the face value of public sector Latin American loans at favorable market prices, which were approximately $3.1 million in excess of the carrying amount.
(3) The FINOVA Capital Limited balance included transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. FINOVA Capital Limited included $57.8 million of Consumer Finance assets, of which $16.4 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
                              ---------------------

         The Company's geographic portfolio diversification at December 31, 1996 was as follows (Dollars in Thousands):

                    State                          Total           Percent
            --------------------------------   -------------      ----------
            California                         $   1,143,936            15.1
            Florida                                  763,109            10.0
            Texas                                    569,841             7.5
            New York                                 485,909             6.4
            Arizona                                  294,603             3.9
            New Jersey                               289,004             3.8
            Virginia                                 288,431             3.8
            Pennsylvania                             249,176             3.3
            Illinois                                 241,706             3.2
            Nevada                                   207,897             2.7
            Michigan                                 199,367             2.6
            Massachusetts                            150,109             2.0
            Other (1)                              2,715,671            35.7
                                               -------------      ----------
                                               $   7,598,759          100.0%
                                               =============      ==========
--------------------
NOTE:
(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 8% of the total.

                              --------------------

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

                                            1996           1995          1994         1993         1992
                                        -------------------------------------------------------------------
                                                               (Dollars in Thousands)

Balance, beginning of year              $   129,077    $   110,903   $   64,280    $   69,291   $    87,600
Provision for possible credit losses         41,751         37,568       10,439         5,706         6,740
Write-offs                                  (32,017)       (25,631)     (28,109)      (12,575)      (23,661)
Recoveries                                    3,296          2,104        1,780           717           749
Other (including reserves related to
acquisitions)                                 6,586          4,133       62,513         1,141       (2,137)
                                        -----------    -----------   ----------    ----------   -----------
Balance, end of year                    $   148,693    $   129,077   $  110,903    $   64,280   $    69,291
                                        ===========    ===========   ==========    ==========   ===========

                              --------------------

           Included in the above is a specific impairment reserve of $6.2 million at December 31, 1996, which applies to $14.1 million of the $110.1 million of impaired loans. The remaining $142.5 million of the reserve for possible credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. At December 31, 1995, the specific impairment reserve was $16 million which applied to $35 million of the $94.1 million of impaired loans. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as appropriate.

         Write-offs by line of business, experienced by the Company during the years ended December 31, were as follows:

                         WRITE-OFFS BY LINE OF BUSINESS
                             (Dollars in Thousands)

                                                   1996           1995          1994          1993           1992
                                               ---------------------------------------------------------------------
Corporate Finance                              $     9,470    $     4,660   $     4,233   $     3,741    $     1,000
Factoring Services (2)                               5,098          3,728         1,148
Resort Finance                                       4,275          2,000         2,730
Franchise Finance (1)                                3,267          3,448         2,247
Commercial Equipment Finance (1)                     3,207          2,271         1,257
Communications Finance                               2,994          4,037         8,300         1,488          1,500
Commercial Real Estate Finance                       1,793          2,275         1,461         2,320          4,417
Healthcare Finance (1)                               1,018            314           377
FINOVA Capital Limited                                 895          1,523         5,140         5,026         15,838
Commercial Finance (1)                                                452           774
Inventory Finance (1)                                                 201           442
Other                                                                 722                                        906
                                               -----------    -----------   -----------   -----------    -----------
                                               $    32,017    $    25,631   $    28,109   $    12,575    $    23,661
                                               ===========    ===========   ===========   ===========    ===========
Write-offs as a percentage
 of managed assets                                    0.42%          0.39%         0.53%         0.44%          0.97%
                                               ===========    ===========   ===========   ===========    ===========

--------------------
NOTES:
(1)  Acquired April, 1994.
(2)  Acquired February, 1994.

                              --------------------

     A further breakdown of the portfolio by line of business can be found in Notes C and D of Notes to Consolidated Financial Statements in Annex A.

Cost and Use of Borrowed Funds

           FINOVA Capital relies on borrowed funds as well as internal cash flow to finance its operations. FINOVA Capital follows a policy of relating terms under its loans and leases to the terms on which it obtains funds so, to the extent feasible, floating-rate assets are funded with floating-rate borrowings and fixed-rate assets are funded with fixed-rate borrowings. For further discussion on FINOVA Capital's debt and matched funding policy, see Notes E and F of Notes to Consolidated Financial Statements included in Annex A.

           The  following  table  reflects  the   approximate   average  pre-tax
effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA Capital for each of the periods listed:

                                                                                Year Ended December 31,
                                                             -------------------------------------------------------
                                                                1996        1995       1994       1993        1992
                                                             -------------------------------------------------------
 Short-term and variable rate long-term debt (1)                 6.5%        7.2%       5.5%       4.7%        5.3%
 Fixed-rate long-term debt (1)                                   7.2%        7.3%       8.1%      11.4%       10.6%
 Aggregate borrowed funds (1)                                    6.8%        7.2%       6.3%       6.3%        7.2%
 Rate earned on average earning assets (2) (3)                  11.8%       12.1%      11.3%      10.9%       11.9%
 Spread percentage (4)                                           5.8%        5.7%       5.9%       5.4%        5.1%

---------------------
NOTES:
(1)  Includes the effects of interest rate swap and hedge agreements.
(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(3)  Earned amounts are net of depreciation and include gains on sale of assets.
(4) Spread percentages represent interest margins earned as a percentage of average earning assets.
                              --------------------

         The effective costs presented above include costs of commitment fees and related borrowing costs and do not purport to predict the costs of funds in the future.

         For further information on FINOVA Capital's cost of funds, refer to Notes E and F of the Notes to Consolidated Financial Statements included in Annex A.

         Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                                          Year Ended December 31,
                         -----------------------------------------------------
                           1996       1995       1994        1993       1992
                         --------   --------   --------    --------   --------
                           1.50       1.44       1.58        1.50       1.34
                         ========   ========   ========    ========   ========

         Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

         Income available for fixed charges, for purposes of the computation of the ratio of income to combined fixed charges and preferred stock dividends, consists of the sum of income from continuing operations before income taxes and fixed charges. Combined fixed charges include interest and related debt expense and a portion of rental expense determined to be representative of interest and preferred stock dividends grossed up to a pre-tax basis.

Credit Ratings

         FINOVA Capital currently has investment-grade credit ratings from the following rating agencies:

                                                    Commercial        Senior
                                                       Paper           Debt
                                                  ---------------   ----------
             Duff & Phelps Credit Rating Co.            D1              A
             Fitch Investors Services, Inc.             F1              A
             Moody's Investors Service, Inc.            P2             Baa1
             Standard & Poor's Ratings Group            A2              A-

         In addition, FINOVA Finance Trust, a subsidiary trust of the Company, issued mandatory redeemable convertible preferred securities ("TOPrS") in December 1996 having investment-grade ratings as follows:

                         Duff & Phelps Credit Rating Co.              BBB+
                         Fitch Investors Services, Inc.                A-
                         Moody's Investors Services, Inc.             Baa2
                         Standard & Poor's Rating Group               BBB+

         For further information relating to the TOPrS, refer to Note G of the Notes to Consolidated Financial Statements included in Annex A.

         There can be no assurance that these ratings will be maintained. Such ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. None of FINOVA Capital's subsidiaries have applied for credit ratings.

Residual Realization Experience

         Over the last 42 years, FINOVA Capital has realized, in the aggregate, proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts; however, there can be no assurance that such results will be realized in future years. Proceeds actually realized will depend on current market values for those assets at the time of sale which are generally beyond the control of the Company, although the Company has some discretion in the timing of subsequent dispositions of such assets. Sales proceeds upon lease terminations in excess of carrying amounts are reported as gains when the assets are sold.

         Income from leasing activities is affected by gains from asset sales upon lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1996, the proceeds to FINOVA Capital from sales of assets upon early termination of leases and at the expiration of leases have exceeded the respective carrying amounts and estimated residual values as follows:

                 Early Terminations (Note 1)                                Terminations at End of Lease Term
---------------------------------------------------------------    -----------------------------------------------
                                                                                                   Proceeds
                                                Proceeds                           Estimated       as a % of
                                 Carrying       as a % of                          Residual        Estimated
                    Sales         Amount        Carrying              Sales        Value of         Residual
     Year          Proceeds     of Assets        Amount             Proceeds        Assets           Value
---------------------------------------------------------------    -----------------------------------------------
                    (Dollars in Thousands)                                       (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
     1996        $   87,311   $   75,910         115%              $   15,634    $    13,872          113%
     1995             1,402          905         155%                  44,395         37,053          120%
     1994             6,477        5,865         110%                  15,287         14,164          108%
     1993               ---          ---         ---                      486            248          196%
     1992            20,493       17,527         117%                   2,164          1,768          122%

--------------------

Notes:
(1)  Excludes foreclosures for credit reasons which are immaterial.
                              --------------------

         The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA Capital at December 31, 1996 aggregated 30.5% of the original cost of such assets (23.8% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1996 for financing contracts excluding leveraged leases were 7.2 and 4.6 years, respectively, and for leveraged leases were approximately 18.6 and 11.9 years, respectively. The comparable average initial term and remaining term at December 31, 1995 for financing contracts excluding leveraged leases were 6.4 and 4.6 years, respectively, and for leveraged leases were approximately 20 and 13 years, respectively. FINOVA Capital utilizes either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from such appraised values.

         For a discussion of accounting for lease transactions, refer to Notes A and C of Notes to Consolidated Financial Statements included in Annex A.

Business Development and Competition

         FINOVA Capital develops business primarily through direct solicitation by its own sales force. Customers are also introduced by independent brokers and referred by other financial institutions and other sources.

         At December 31, 1996, FINOVA Capital's continuing operations consisted of 6,923 financing contracts with 4,119 customers (including 799 contracts with consumer finance customers), compared to 6,705 contracts with 4,207 customers (including 881 contracts with consumer finance customers) at December 31, 1995.

         FINOVA Capital is engaged in an extremely competitive activity. It competes with banks, insurance companies, leasing companies, the credit units of equipment manufacturers and other finance companies. Some of these competitors have substantially greater financial resources and are able to borrow at costs below those of FINOVA Capital. FINOVA Capital's principal means of competition is through a combination of service, structure and innovation in transactions, the interest rate charged for money and concentration in focused market niches. The interest rate it charges for money is a function of its borrowing costs, its operating costs and other factors. While many of FINOVA Capital's larger competitors are able to offer lower interest rates based upon their lower borrowing costs, FINOVA Capital seeks to maintain the competitiveness of the interest rates it offers by emphasizing strict control of its operating costs. The Company's ability to manage costs is, in part, dependent on factors beyond the Company's control, such as the cost of funds, outside litigation expenses and competitive salaries.

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

         As part of its underwriting process, FINOVA Capital considers the management, industry, financial position and level of collateral of a proposed obligor. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate guidelines. In addition, underwriters attempt to avoid undue concentrations in any one customer, industry or regional location.

   o Management. FINOVA Capital considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

   o Industry. FINOVA Capital evaluates critical aspects of each industry to which it lends, including general trend, seasonality and cyclicality; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental or other liability.

   o Financial. FINOVA Capital's review of a prospective borrower normally includes a thorough analysis of the borrower's financial performance. Items considered include net worth; composition of assets and liabilities; debt service coverage; liquidity; sales growth and earning power; and cash flow generation and reliability.

   o Collateral. FINOVA Capital regards collateral as an important factor in a credit evaluation and has established maximum loan to value ratios, normally ranging from 60% - 90%, for each of its lines of business.

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

         FINOVA Capital also monitors portfolio concentrations in the areas of aggregate exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. FINOVA Capital has established concentration guidelines for each line of business. Geographic concentrations are reviewed periodically and evaluated based on historic loan experience and prevailing market and economic conditions.

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

Portfolio Management

         In addition to the review at the time of original underwriting, FINOVA Capital attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients. This process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residuals and warrants to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department or dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; and prepare quarterly summaries of the aggregate portfolio quality and concentrations for management review.

         Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value.

Delinquencies and Workouts

         FINOVA Capital monitors the timing of payments on all of its accounts. For term loans, when an invoice is 10 days past due, the customer is generally contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained in communication with the customer, the guarantor(s) are contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect FINOVA Capital's rights and to pursue its remedies.

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

Governmental Regulation

         FINOVA Capital's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA Capital's financing transactions are subject to additional government regulation, such as aircraft leasing, which is regulated by the Federal Aviation Authority, and communications finance, which is regulated by the Federal Communication Commission. FINOVA Capital's international activities are also subject to a variety of laws and regulations promulgated by the governments and various agencies of the countries in which the business is conducted.

EMPLOYEES

         At December 31, 1996, the Company had 891 employees compared to 978 at December 31, 1995. None of the employees were covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in documents incorporated herein by reference and under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (1) the results of the Company's efforts to implement its business strategy; (2) the effect of economic conditions and the performance of borrowers; (3) actions of the Company's competitors and the Company's ability to respond to such actions; (4) the cost of the Company's capital, which depends in part on the Company's portfolio quality, ratings, prospects and outlook; (5) changes in governmental regulation, tax rates and similar matters; and (6) other risks detailed in the Company's other filings with the Commission.

ITEM 2.            PROPERTIES.

         The Company's principal executive offices are located in premises leased from Viad Corp. (formerly The Dial Corp.) in Phoenix, Arizona. FINOVA Capital operates various additional offices in the United States and one office in Europe. All these properties are leased. Alternative office space could be obtained without difficulty in the event leases are not renewed.


ITEM 3.            LEGAL PROCEEDINGS.

         The Company is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial position or results of operations.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.


OPTIONAL ITEM.     EXECUTIVE OFFICERS OF REGISTRANT.

         Set forth below is information with respect to those individuals who serve as executive officers of FINOVA.

      Name                    Age              Position and Background
--------------------------  -------  -------------------------------------------

Samuel L. Eichenfield         60        Chairman,  President and Chief Executive
                                        Officer or similar  positions since 1992
                                        and   Chairman,   President   and  Chief
                                        Executive Officer of FINOVA Capital for more than five years.

Robert J. Fitzsimmons         56        Senior Vice President - Treasurer of The
                                        FINOVA Group Inc. or similar positions since 1992; also Senior Vice President -
                                        Treasurer or similar positions of FINOVA
                                        Capital for more than five years and a Director of FINOVA Capital since 1992.

William J. Hallinan           54        Senior Vice President - General  Counsel
                                        and Secretary or similar positions of The FINOVA Group Inc. and FINOVA Capital since 1992; prior thereto for more than five years served as Vice President -
                                        Taxes and Associate General Counsel or a similar position of Dial.

Robert M. Korte               41        Senior  Vice  President  - Strategy  and
                                        Technology since 1994 and prior thereto was Vice President-Human and Corporate
                                        Development  of The  FINOVA  Group  Inc.
                                        since 1992; also Vice President - Human and Corporate Development or in similar positions of FINOVA Capital since 1991, and prior thereto was Assistant Vice
                                        President - Administration.

      Name                    Age              Position and Background
--------------------------  -------  -------------------------------------------
Bruno A. Marszowski           55        Senior Vice  President - Controller  and
                                        Chief  Financial  Officer  of The FINOVA
                                        Group  Inc.  and  FINOVA  Capital  since
                                        1994. Prior thereto was Vice President -
                                        Controller  of  The  FINOVA  Group  Inc.
                                        since 1992; and of FINOVA Capital for more than five years. Director of FINOVA
                                        Capital during 1992.

Robert E. Radway              36        Senior   Vice   President   -  Corporate
                                        Development   and    Communications   or
                                        similar  positions  of The FINOVA  Group
                                        Inc.  since  1993;   prior  thereto  was
                                        Manager,  Corporate  Finance Division of
                                        CMS     Companies     (an     investment
                                        management/merchant  banking firm) since
                                        1990   and   prior   thereto   was  Vice
                                        President, Investment Banking Division of First Fidelity Bancorporation (a bank holding company) since 1988.

Derek C. Bruns                37        Vice   President  -  Internal  Audit  or
                                        similar  positions  of The FINOVA  Group
                                        Inc.   and  Senior   Vice   President  -
                                        Internal Audit or similar positions of FINOVA Capital since 1992; prior thereto was Senior Manager - Audit Services or in a similar position at Deloitte &
                                        Touche LLP for more than five years.

John J. Bonano                54        Group   Vice    President   or   similar
                                        positions of FINOVA  Capital since 1993;
                                        prior thereto was Senior Vice President, Asset Based Finance Division of U.S.
                                        Bancorp Financial, Inc. since 1988.

J. Parker Lapp                43        Group Vice  President of FINOVA  Capital
                                        since 1995; prior thereto was President, Current Asset Management Group of Heller
                                        Financial, Inc. for five years.

Matthew M. Breyne             39        Group   Vice    President   or   similar
                                        positions of FINOVA Capital for more than five years.

Jack Fields, III              42        Group   Vice    President   or   similar
                                        positions of FINOVA Capital for more than five years.

Thomas C. Parrinello          55        Group Vice  President of FINOVA  Capital
                                        since 1994;  prior thereto was Executive
                                        Vice President of Heller Financial for more than five years.

William C. Roche              43        Senior Vice President - Human  Resources
                                        &  Facilities  Planning  of  The  FINOVA
                                        Group   Inc.    and    FINOVA    Capital
                                        Corporation  since 1994;  prior  thereto
                                        was   Manager-Compensation  and  similar
                                        positions with AlliedSignal for seven years.

Martin G. Roth                59        Group   Vice    President   or   similar
                                        positions of FINOVA Capital for more than five years.

Gregory C. Smalis             44        Group   Vice   President   -   Portfolio
                                        Management  or similar  positions  and a
                                        director of FINOVA  Capital  since 1993;
                                        prior   thereto   served   as   Managing
                                        Director  of FCL  from  1992 and as Vice
                                        President - Credit of FINOVA Capital from 1987.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

         The FINOVA Group Inc.'s common stock trades on the New York Stock Exchange. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared from January 1, 1995 through December 31, 1996:

                                      Sales Price Range of Common Stock
                            ---------------------------------------------------
                                     1996                        1995
                            ---------------------------------------------------
            Quarters:         High           Low         High          Low
                            ----------    ---------   ----------    -----------
             First          $      56      $46-1/4    $      34     $  30-5/8
             Second            56-3/8           48       38-1/2        31-3/4
             Third             60-1/2       48-1/4       45-3/4        34-7/8
             Fourth            67-1/4       59-5/8       49-1/2        44-5/8

                             Dividends Declared on
                                 Common Stock
                            -----------------------
                              1996           1995
                            ---------     ---------
             February       $  0.22        $  0.20
             May               0.22           0.20
             August            0.24           0.22
             November          0.24           0.22
                            ---------     ---------
                            $  0.92        $  0.84
                            =========     =========

         Following the Spin-Off, quarterly dividends have been paid on the first business day of each calendar quarter. It is anticipated that FINOVA will continue to pay regular quarterly dividends on the first business day of January, April, July and October. In February 1997, the Board of Directors declared a dividend of $0.24 per share, payable April 1, 1997, for shareholders of record on March 1, 1997. The declaration of dividends and their amounts will be at the discretion of the Board of Directors of FINOVA, and there can be no assurance that additional dividends will be declared.

         FINOVA Capital is restricted in its ability to pay dividends to The FINOVA Group Inc. The agreements pertaining to long-term debt of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one of these covenants, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

         As of March 10, 1997, there were approximately 24,200 holders of record of The FINOVA Group Inc.'s common stock. The closing price of the common stock on that date was $78-7/8.

ITEM 6.            SELECTED FINANCIAL DATA.

         The following table summarizes selected financial data of FINOVA which have been derived from the audited Consolidated Financial Statements of FINOVA for the five years ended December 31, 1996. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of FINOVA and the Notes thereto included in Annex A, as well as the remainder of this Report. Prior years have been restated to exclude operations which were discontinued in 1996; for further detail, see Note B of Notes to Consolidated Financial Statements in Annex A of this report.

                                                                    Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                 1996           1995          1994          1993          1992
                                            ------------------------------------------------------------------------
                                                            (Dollars in Thousands, except per share data)
OPERATIONS:
Interest earned from financing
 transactions                               $    797,934    $    702,116  $   474,200   $   255,216   $   243,337
Interest margins earned                          369,105         309,084      227,463       124,847       104,699
Provision for possible credit losses              41,751          37,568       10,439         5,706         6,740
Gains on sale of assets                           12,949          10,889        3,877         5,439         3,362
Income from continuing
 operations                                      116,493          93,798       73,770        37,846        36,750
Net income                                       117,000          97,629       74,313        37,347        48,957
Earnings from continuing operations after
 preferred dividends per common and
 equivalent share                           $       4.16    $       3.37  $      2.92   $      1.80   $      1.71
Earnings per common and equivalent
 share                                      $       4.17    $       3.51  $      2.94   $      1.77   $      2.31
Dividends declared per common share         $       0.92    $       0.84  $      0.74   $      0.68   $      0.42
Dividend payout ratio                               22.1%           23.9%        25.2%         38.4%         18.2%
Average outstanding common and
 equivalent shares                            28,036,000      27,832,000   25,307,000    20,332,000    20,464,000

FINANCIAL POSITION:
Investment in financing transactions        $  7,298,759    $  6,348,079  $ 5,342,979   $ 2,846,571   $ 2,428,523
Nonaccruing assets (1)                           155,505         143,127      149,046       102,607       100,422
Reserve for possible credit losses               148,693         129,077      110,903        64,280        69,291
Total assets                                   7,526,734       7,036,514    5,821,343     2,834,322     2,641,668
Deferred income taxes                            244,208         209,512      188,887       178,972       172,727
Total debt                                     5,850,223       5,649,368    4,573,354     2,079,286     1,898,773
Redeemable preferred stock                           ---             ---          ---           ---        25,000
Company-obligated mandatory
 redeemable convertible preferred
 securities of subsidiary trust solely
 holding convertible debentures of the
 Company                                         111,550             ---          ---           ---           ---
Stockholders' equity                             929,591         825,184      770,252       503,300       488,396

                                                                                   December 31,
                                                          ----------------------------------------------------------
                                                              1996         1995       1994       1993        1992
                                                          ----------------------------------------------------------
RATIOS:
 Reserve for possible credit losses/managed assets             2.0%         2.0%        2.1%      2.3%       2.9%
 Nonaccruing assets/managed assets                             2.0%         2.2%        2.8%      3.6%       4.1%
 Total debt to equity (2)                                      5.6x         6.8x        5.9x      4.1x       3.9x
 Return on average common equity (3)                          13.3%        11.8%       11.1%      7.6%       8.5%
 Return on average funds employed (3)                          1.8%         1.7%        1.8%      1.4%       1.6%
 Equity to assets (2)                                         13.8%        11.7%       13.2%     17.8%      18.5%

--------------------
NOTES:

(1) Nonaccruing assets at December 31, 1996, include nonaccruing assets classified as discontinued operations.
(2) Equity in 1996 includes company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of the Company.
(3)  Return represents income from continuing operations.
                              --------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See pages 2 - 6 of Annex A.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

         NONE.


                                    PART III

ITEM 10.          DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference from the Company's Proxy Statement issued in connection with its 1997 Annual Meeting of Stockholders (the "Proxy Statement").

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


                                     PART IV

ITEM 14.           EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                   8-K.

(a)      Documents filed.
         1.     Financial Statements.
                (i) The following financial statements of FINOVA are included in Annex A:

                                                                                               Annex
                                                                                                Page
                                                                                       ---------------------
                     Financial Highlights                                                        1
                      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      2 - 6
                     Report of Management and Independent Auditors' Report                     7 - 8
                     Consolidated Balance Sheet                                                9 - 10
                     Statement of Consolidated Income                                            11
                     Statement of Consolidated Stockholders' Equity                              12
                     Statement of Consolidated Cash Flows                                        13
                     Notes to Consolidated Financial Statements                               14 - 34
                     Supplemental Selected Financial Data                                     35 - 36

         2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.     Exhibits.

              Exhibit No.
              -----------
                (3.A) Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), Exhibit 3.A).

                (3.B) By-Laws, as amended through the date of this filing (incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"), Exhibit 3.B).

             Exhibit No.
             -----------
                (4.A) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of the issue does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

                (4.B) Form of Common Stock Certificate of the Company (incorporated by reference from the 1994 10-K, Exhibit 4.B).

                (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are incorporated by reference.

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

                (4.I) 1992 Stock Incentive Plan of the Company as amended through the date of this filing, including proposed amendments being considered at the 1997 Annual Meeting of Shareholders.*+

                (4.J) Indenture, dated as of December 11, 1996, between the Company and Fleet National Bank as trustee (incorporated by reference from the Company's filing on Form 8-K dated December 20, 1996, (the "December 1996 8-K"), Exhibit 4.1).

                (4.K) Amended and Restated Declaration of Trust, dated as of December 11, 1996, among Bruno A. Marszowski and Robert J. Fitzsimmons, as Regular Trustees, First Union Bank of Delaware, as Delaware Trustee, Fleet National Bank, as Property Trustee, and the Company (incorporated by reference from the December 1996 8-K, Exhibit 4.2).

                (4.L) Preferred Security Guarantee, dated as of December 11, 1996, between the Company and Fleet National Bank, as trustee (incorporated by reference  from the  December  1996 8-K,  Exhibit
                               4.3).

                (4.M)          Form   of  5   1/2%   Convertible    Subordinated
                               Debenture (incorporated by reference from the December 1996 8-K, Exhibit 4.4).

             Exhibit No.
             -----------
                (4.N)          Form  of  Preferred  Security   (incorporated  by
                               reference  from the  December  1996 8-K,  Exhibit
                               4.5).

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

              (10.A.2) Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the "3Q95 10-Q"), Exhibit 10.A).

              (10.A.3) Third Amendment dated as of November 1, 1995 to Sixth Amendment noted in 10.A above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.B).

              (10.A.4) Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in 10.A above.*

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

              (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

              (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

              (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above.*

              (10.C.1) The Company's Executive Severance Plan for Tier 1 Employees (incorporated by reference from the Company's 1995 10-K, Exhibit 10.C.1).+

              (10.C.2) The Company's Executive Severance Plan for Tier 2 Employees (incorporated by reference from the Company's 1995 10-K, Exhibit 10.C.2).+

               (10.D)          The Company's 1996 Management Incentive Plan.*+

              (10.E.1) The Company's 1995 - 1997 Performance Share Incentive Plan (incorporated by reference from the 3Q95 10-Q, Exhibit 10.H).+

              (10.E.2) The Company's 1994 - 1996 Performance Share Incentive Plan (incorporated by reference from the 3Q95 10-Q, Exhibit 10-I).+

              (10.E.3)         The   Company's   1996-1998   Performance   Share
                               Incentive Plan.*+

             Exhibit No.
             -----------
              (10.F.1) Employment Agreement with Samuel L. Eichenfield dated March 16, 1996, (incorporated by reference from the Company's 1995 10-K, Exhibit 10.F.3).+

              (10.F.2) Amendment to Employee Agreement referenced in 10.F.1 above.*+

               (10.G)          Employment  Agreement  with William J.  Hallinan,
                               dated   February   25,  1992   (incorporated   by
                               reference from the 1992 10-K, Exhibit 10.I).+

               (10.H)          Employment  Agreement with Thomas C.  Parrinello,
                               dated   February   14,  1994   (incorporated   by
                               reference from the 1994 10-K, Exhibit 10.H).+

               (10.I) The Company's Amended and Restated Supplemental Pension Plan.*+

               (10.J)          The  Company's  Value  Sharing Plan for Executive
                               Officers  and  Key  Employees   (incorporated  by
                               reference from the 3Q95 10-Q, Exhibit 10.K).+

               (10.K) The Company's Value Sharing Plan for the Chief Executive Officer (incorporated by reference from the 3Q95 10-Q, Exhibit 10.L).+

               (10.L) The Company's Directors Deferred Compensation Plan (incorporated by reference from the 1992 10-K, Exhibit 10.O).+

               (10.M) Directors' Retirement Benefit Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"), Exhibit 10.OO).+

               (10.N)          The   Company's   Deferred    Compensation   Plan
                               (incorporated by reference from the Company's 1995 10-K, Exhibit 10.N).+

               (10.O) Form of the Company's 1992 Stock Incentive Plan Nonqualified Stock Option Agreement (for exempt employees) (for grants between August 25, 1992 and August 10, 1994) (various prices)
                               (incorporated by reference from the 1992 10-K, Exhibit 10.FF).+

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

               (10.U) The Company's Executive Officer Loan Program Policies and Procedures.*+

              (10.V.1) Form of Non-Qualified Stock Option Agreements for use with the Directors Cash or Stock Plan.*+

             Exhibit No.
             -----------
              (10.V.2) Form of Non-Qualified Stock Option Agreements for grants between August 10, 1994, and August 7, 1996, (for non-employee directors) (various prices) (incorporated by reference from the 1994 10-K, Exhibit 10.FF).+

               (10.V.3) Form of Non-Qualified Stock Option Agreement for Directors' automatic grants subsequent to August 7, 1996.*+

              (10.V.4) Form of the Company's 1992 Stock Incentive Plan Stock Option Agreements for grants between August 10, 1994 and August 7, 1996, (for exempt employees) (various prices) (incorporated by reference from the 1994 10-K, Exhibit 10.DD).+

              (10.V.5) Form of Non-Qualified Stock Option Agreement for exempt employees subsequent to August 8, 1996 to present.*+

              (10.V.6) Form of Non-Qualified Stock Option Agreement (multi-year grants).*+

              (10.W.1) Form of Restricted Stock Agreement for use with the Directors' Cash or Stock Plan.*+

              (10.W.2) Form of the Company's Restricted Stock Agreements in effect through July 1996 (incorporated by reference from the 1994 10-K, Exhibit 10.GG).+

              (10.W.3) Form of Restricted Stock Agreement in effect subsequent to July 1996.*+

              (10.X.1) PBRS/Restricted Stock Retention Incentive Program Policies and Procedures.*+

              (10.X.2) Form of Restricted Stock Agreement for use in Stock Retention Incentive Program noted in 10.X.1 above.*+

                (11)           Computation of Per Share Earnings.*

                (12) Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends.*

                (21)           Subsidiaries of the Registrant.*

                (25)           Powers of Attorney.*

                (27)           Financial Data Schedule.*

                               * Filed herewith.

                               + Relating to Management Compensation.

   (b)           Reports on Form 8-K:

         A report on Form 8-K, dated December 20, 1996, was filed by Registrant which reported under Item 7 the issuance, by FINOVA Finance Trust, of 2,300,000 5-1/2% Convertible Trust Originated Preferred Securities, guaranteed by the Registrant to the extent provided in the Registration Statement filed on Form S-3.

         A report on Form 8-K, dated January 21, 1997, was filed by Registrant which reported under Items 5 and 7 the revenues, net imcome and selected financial data and ratios for the fourth quarter ended December 31, 1996 (unaudited).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 21st day of March, 1997.


                              THE FINOVA GROUP INC.



         By:                /s/ Samuel L. Eichenfield
             -------------------------------------------------------
                              Samuel L. Eichenfield
                 Chairman, President and Chief Executive Officer
                            (Chief Executive Officer)




         By:                 /s/ Bruno A. Marszowski
             -------------------------------------------------------
                               Bruno A. Marszowski
         Senior Vice President - Controller and Chief Financial Officer
                    (Chief Accounting and Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 *                                  /s/ Samuel L. Eichenfield
-------------------------------               ----------------------------------
   G. Robert Durham (Director)                  Samuel L. Eichenfield (Chairman)
          March 21, 1997                                March 21, 1997





                 *                                               *
-------------------------------               ----------------------------------
    James L. Johnson (Director)                     L. Gene Lemon (Director)
          March 21, 1997                                March 21, 1997





                 *                                               *
-------------------------------               ----------------------------------
    Kenneth R. Smith (Director)                    Robert P. Straetz (Director)
          March 21, 1997                                 March 21, 1997





                 *                                               *
-------------------------------               ----------------------------------
   Shoshana B. Tancer (Director)                    John W. Teets (Director)
          March 21, 1997                                March 21, 1997





        * Signed pursuant to Powers of Attorney dated February 13, 1997.


                             /s/ Bruno A. Marszowski
                        ---------------------------------
                               Bruno A. Marszowski
                                Attorney-in-Fact
                                 March 21, 1997

                                   ANNEX A

                              THE FINOVA GROUP INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                         ------

Financial Highlights                                                        1

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                    2 - 6

Management's Report on Responsibility for
 Financial Reporting                                                        7

Independent Auditors' Report                                                8

Consolidated Balance Sheet at December 31, 1996 and 1995                 9 - 10

Statement of Consolidated Income for the Years Ended
 December 31, 1996, 1995 and 1994                                          11

Statement of Consolidated Stockholders' Equity for the Years
 Ended December 31, 1996, 1995 and 1994                                    12

Statement of Consolidated Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994                                          13

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1996, 1995 and 1994                                  14 - 34

Supplemental Selected Financial Data                                     35 - 36

                              THE FINOVA GROUP INC.
                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                     1996           1995          1994 (1)
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
 Interest margins earned                                                                 $   369,105    $   309,084    $   227,463
 Selling, administrative and other operating expenses                                        154,481        131,571         98,038
 Income from continuing operations                                                           116,493         93,798         73,770
 Net income                                                                                  117,000         97,629         74,313

FINANCIAL POSITION:
 Average managed assets (2)                                                                6,991,257      5,833,576      4,242,880
 Ending funds employed                                                                     7,298,759      6,348,079      5,342,979
 Ending managed assets (3)                                                                 7,598,759      6,548,079      5,342,979
 Average earning assets (4)                                                                6,324,545      5,442,119      3,876,093
 Reserve for possible credit losses                                                          148,693        129,077        110,903
 Nonaccruing assets (5)                                                                      155,505        143,127        149,046
 New business                                                                              2,740,353      2,302,653      1,617,826
 Factoring/floor planning volume                                                           2,937,311      1,951,310      1,129,936
 Write-offs                                                                                   32,017         25,631         28,109

CAPITALIZATION:
 Total debt                                                                                5,850,223      5,649,368      4,573,354
 Company-obligated mandatory redeemable convertible preferred securities
   of subsidiary trust solely holding convertible debentures of the Company (TOPrS)          111,550
 Stockholders' equity                                                                        929,591        825,184        770,252

PORTFOLIO QUALITY:
 Write-offs as a % of average managed assets                                                    0.46%          0.44%          0.66%
 Nonaccruing assets as a % of ending managed assets                                              2.0%           2.2%           2.8%
 Reserve for possible credit losses as a % of:
  Ending managed assets                                                                          2.0%           2.0%           2.1%
  Nonaccruing assets                                                                            95.6%          90.2%          74.4%
  As a multiple of write-offs                                                                    4.6x           5.0x           4.0x

PERFORMANCE HIGHLIGHTS:
 Return from continuing operations as a % of average funds employed (6)                          1.8%           1.7%           1.8%
 Interest margins earned as a % of average earning assets (4)                                    5.8%           5.7%           5.9%
 Selling, administrative and other operating expenses as a % of
   interest margins earned                                                                      41.9%          42.6%          43.1%
 Aggregate cost of funds                                                                         6.8%           7.2%           6.3%
 Ratio of income to combined fixed charges                                                       1.5x           1.4x           1.6x
 Return from continuing operations on average equity                                            13.3%          11.8%          11.1%
 Earnings per share from continuing operations                                           $      4.16    $      3.37    $      2.92
 Earnings per share                                                                      $      4.17    $      3.51    $      2.94
 Book value per share outstanding                                                        $     33.77    $     30.25    $     27.83
 Average outstanding common and equivalent shares                                         28,036,000     27,832,000     25,307,000
 Shares outstanding                                                                       27,529,000     27,279,000     27,677,000
===================================================================================================================================

NOTE:   Amounts have been restated to exclude operations discontinued in 1996.
(1) Includes financial results from the date of acquisition for Ambassador (February 14, 1994) and TriCon (April 30, 1994).
(2) Includes average securitizations of $276.9 million and $15.4 million for 1996 and 1995, respectively.
(3) Includes assets sold under securitization agreements and managed by the Company of $300 million and $200 million at December 31, 1996 and 1995, respectively.
(4) Average earning assets represents average funds employed excluding average deferred taxes on leveraged leases and average nonaccruing assets.
(5) Includes nonaccruing assets classified as discontinued operations at December 31, 1996.
(6) Average funds employed excludes average deferred taxes on leveraged leases of $238 million, $227 million and $225 million for 1996, 1995 and 1994, respectively.

                              THE FINOVA GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). Amounts for 1995 and 1994 have been restated to reflect discontinued operations. The 1994 results include income from Ambassador Factors, acquired on February 14, 1994, and TriCon Capital, acquired on April 30, 1994, from their acquisition dates.

Results of Operations

      1996 Compared to 1995

         Income from continuing operations for 1996 increased 24% to $116.5 million from $93.8 million in 1995. Continuing operations exclude the operating results and a $6 million gain, after taxes and allocation of related costs and expenses, resulting from the sale of the Company's Manufacturer & Dealer Services line of business, and the operating results of FINOVA Medical Systems, which was liquidated in 1996. See Note B of Notes to Consolidated Financial Statements for further discussion. Net income for 1996 increased to $117.0 million from $97.6 million in 1995.

      Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, were $369.1 million for 1996, compared with $309.1 million in 1995, an increase of 19%. The increase was primarily due to a 16% increase in managed assets (investment in financing transactions plus securitizations), composed primarily of $2.7 billion in funded new business, compared to $2.3 billion in 1995, and $2.9 billion in fee-based volume, compared to $2.0 billion in 1995. In addition, the Company added funds employed of approximately $318 million through acquisitions in 1996. These increases were partially offset by the normal amortization of the portfolio as well as significantly higher prepayments in 1996, partially due to consolidation in the communications industry resulting from changes in regulation at the federal level.

      Interest margins earned as a percentage of average earning assets (defined as average funds employed excluding deferred taxes on leveraged leases and nonaccruing assets) increased to 5.8% for 1996 compared to 5.7% for 1995. This increase was the result of the Company's ability to maintain rates and fees charged on its financing transactions while benefiting from reduced interest expense due to generally declining interest rates, improved credit ratings and the maturity of certain interest rate hedges.

      Non-Interest Expense. The provision for possible credit losses, which increases the reserve for possible credit losses ("reserves") increased to $41.8 million in 1996 from $37.6 million in 1995, primarily due to the increase in managed assets. The Company's reserves remained at 2.0% of ending managed assets, while the credit quality of the Company's portfolio continued to improve. Reserves as a percentage of nonaccruing assets increased to 95.6% at December 31, 1996 from 90.2% a year earlier. Nonaccruing assets as a percentage of ending managed assets declined to 2.0% at December 31, 1996 from 2.2% at the end of 1995. Details of write-offs and other changes in the reserve for possible credit losses can be found in Note D of Notes to Consolidated Financial Statements.

      Selling, administrative and other operating expenses were 17% higher in 1996 than in 1995, due primarily to the growth in managed assets and incentives related to the Company's improved results and stock performance. However, as a percentage of interest margins earned, these expenses decreased to 41.9% in 1996 from 42.6% during 1995. See Note N of Notes to Consolidated Financial Statements for additional detail.

      Gains on Sale of Assets. Gains on sale of assets were higher in 1996 than 1995, primarily due to the amount and type of assets coming off lease during the respective years. While the Company has consistently recognized gains on the sale of assets it holds, the amount and timing of such gains is sporadic in nature. There can be no assurance the Company will recognize such gains in the future, depending, in part, on market conditions at the time of the sale.

                             THE FINOVA GROUP INC.

      Income Taxes. Income taxes increased during the year ended December 31, 1996, primarily due to the increase in pre-tax income, partially offset by a lower effective tax rate. The lower tax rate, which decreased to 37.3% in 1996 from 37.8% in 1995, was primarily related to lower foreign tax effects and increased tax exempt municipal and ESOP income. See Note J of Notes to Consolidated Financial Statements for further discussion.

      1995 Compared to 1994

      Amounts for 1995 and 1994 have been restated to reflect discontinued operations.

      Net income increased 31% during 1995 to $97.6 million from $74.3 million in 1994; income from continuing operations increased 27% to $93.8 million from $73.8 million in 1994. The 1994 results include income from Ambassador and TriCon from the acquisition dates.

      Interest Margins Earned. Interest margins earned increased by 36% in 1995 to $309.1 million from $227.5 million in 1994. This increase was driven by a 23% growth in managed assets. The primary source of the growth in managed assets was new business, which totaled $2.3 billion for 1995 compared to $1.6 billion for 1994, an increase of 42%. Also contributing to the improved margins were the fees associated with the Factoring Services business, which recorded factoring volume of $1.1 billion in 1995 compared to $847 million in 1994 and the Inventory Finance business, which recorded floor planning volume of $898 million in 1995 compared to $283 million in 1994.

      Interest margins earned as a percentage of average earning assets were 5.7% in 1995, compared to 5.9% in 1994. This reduction in the interest margin percentage was expected in 1995 primarily due to the cost of hedges that the Company entered into to lock in the spread between its lending and borrowing rates on $1.5 billion of its floating-rate debt. Growth in interest margins earned more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in 1995.

      Non-interest Expense. Loss provisions were greater by $27.1 million during 1995 compared to 1994 primarily due to the growth in managed assets. Management believes that the 1995 reserve coverage was adequate at 90.2% of nonaccruing assets (nonaccruing contracts and repossessed assets) and 2.0% of managed assets. Details of write-offs and other changes in the reserves can be found in Note D of Notes to Consolidated Financial Statements.

      Selling, administrative and other operating expenses increased by $33.5 million in 1995 due to the growth of the Company, the large volume of new business added and the inclusion of TriCon and Ambassador for the full year. As a percentage of interest margins earned, these costs decreased to 42.6% in 1995 from 43.1% in the previous year. See Note N of Notes to Consolidated Financial Statements.

      Gains on Sale of Assets. Gains on sale of assets were $7.0 million higher in 1995 compared to 1994 primarily due to the inclusion of TriCon for the full year and the amount and type of assets coming off lease.

      Income Taxes. Income taxes for 1995 increased to $57.0 million from $49.1 million in 1994. This increase was caused by the increase in pre-tax income, partially offset by certain tax credits recognized during 1995. The 1995 overall effective income tax rate for the Company approximated 37.8% compared to 40.0% in 1994. The decrease in the effective rate is primarily related to lower foreign tax effects and an increase in tax exempt municipal income. Details can be found in Note J of Notes to Consolidated Financial Statements.

                             THE FINOVA GROUP INC.

Financial Condition, Liquidity and Capital Resources

      Managed assets increased by $1.1 billion to $7.6 billion at December 31, 1996 from $6.5 billion at December 31, 1995. This increase was primarily attributable to the $2.7 billion of new business generated and $318 million of portfolios acquired in 1996, less portfolio amortization.

      The reserves increased by $19.6 million in 1996 to $148.7 million primarily due to loss provisions of $41.8 million provided for portfolio growth, partially offset by charges for write-offs of $32.0 million. Nonaccruing assets increased to $155.5 million at December 31, 1996 from $143.1 million at December 31, 1995. When measured as a percent of managed assets, nonaccruing assets declined to 2.0% at December 31, 1996 from 2.2% at December 31, 1995. For more information on the reserves, write-offs and nonaccruing assets see Note D of Notes to Consolidated Financial Statements.

      The Company had total debt of approximately $5.9 billion or 5.6 times its equity base (including convertible preferred securities) of $1,041.1 million at December 31, 1996 (FINOVA Capital's leverage as of December 31, 1996 was 5.5 to
1). The Company also had deferred income taxes of $244.2 million, generally used to reduce debt and, therefore, help finance lending activities.

      Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During 1996, FINOVA Capital issued or acquired $796.5 million in new senior debt, which, together with general corporate funds and net commercial paper borrowings, was used to finance new business, acquire portfolios and redeem or retire $681 million of debt. In addition, the Company issued $115.0 million in company-obligated mandatory redeemable convertible preferred securities ("TOPrS") through FINOVA Finance Trust. The Company owns all of the trust's common securities and members of the public own the TOPrS. See Note G of Notes to Consolidated Financial Statements for additional detail.

      FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, FINOVA relies on the issuance of commercial paper as a major funding source. During 1996, FINOVA Capital issued $19.8 billion of commercial paper (with an average of $2.6 billion outstanding during the year) and raised $796.5 million, as noted above, through new long-term financing of one to 10 year durations. At December 31, 1996 and 1995, commercial paper and short-term bank borrowings totaling $2.5 billion and $2.4 billion, respectively, were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option.

      In 1995, FINOVA Capital filed a shelf registration statement with the SEC allowing for the issuance of $1.5 billion of senior debt securities, $815 million of which remained available as of December 31, 1996. Also in 1996, the Company, under a securitization agreement, sold an additional $100 million of assets for a total $300 million undivided proportionate interest in a loan portfolio totaling $626.7 million at December 31, 1996. See Note C of Notes to Consolidated Financial Statements for further discussion of the securitization transaction.

      FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion and has two five-year facilities with numerous lenders for $700 million each. These $3.4 billion of credit facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. The 364 day $1.0 billion revolving credit agreements will be subject to renewal in 1997, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2001.

      The agreements pertaining to long-term debt of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

                             THE FINOVA GROUP INC.

      FINOVA Capital's aggregate cost of funds decreased to 6.8% for 1996 from 7.2% for 1995 as a result of declining interest rates, higher credit ratings, and the elimination of costs associated with $750 million of maturing interest rate hedges. The Company's cost of and access to capital is dependent, in large part, on its credit ratings. FINOVA Capital has maintained investment-grade ratings since 1976, and received an upgrade in those ratings from Standard & Poor's Ratings Group and Duff & Phelps Credit Rating Co. in 1996. FINOVA Capital currently has investment-grade ratings from the following agencies:

                                                       Commercial       Senior
                                                          Paper          Debt
                                                      ------------    ----------
           Duff & Phelps Credit Rating Co.                 D1              A
           Fitch Investors Services, Inc.                  F1              A
           Moody's Investors Service, Inc.                 P2            Baa1
           Standard & Poor's Ratings Group                 A2             A-

      In addition, FINOVA Finance Trust, a subsidiary trust of the Company, issued mandatory redeemable convertible preferred securities ("TOPrS") with investment-grade ratings as follows:

                                                             TOPrS
                                                             -----
           Duff & Phelps Credit Rating Co.                   BBB+
           Fitch Investors Services, Inc.                     A-
           Moody's Investors Service, Inc.                   Baa2
           Standard &  Poor's Ratings Group                  BBB+

      None of FINOVA Capital's subsidiaries have applied for credit ratings.

      The Company enters into interest rate swaps and interest rate hedge agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward and involve little complexity. The Company continually monitors its position relative to derivatives and uses derivative instruments for non-trading purposes only.

      At December 31, 1996, FINOVA Capital had outstanding interest rate conversion agreements with notional principal amounts totaling $3.1 billion. Agreements with notional principal amounts of $825 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 6.07% to 9.10% (remaining terms of one to four years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, agreements with notional principal amounts of $1,350 million were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month London interbank offered rates ("LIBOR") (remaining terms of one to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.51% to 7.71%. FINOVA Capital has also entered into basis swap agreements with notional principal amounts of $878 million and remaining terms of one to two years.

      For the benefit of its customers, the Company enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1996 was $124 million, none of which was in a pay or receive position.

      At December 31, 1996, the Company was a party to a short-term foreign currency forward exchange agreement with a notional amount of approximately $73 million to help mitigate its foreign currency risk. For further discussion of debt and derivative financial instruments see Notes E and F of the Notes to Consolidated Financial Statements.

      The Company announced in 1992 that it intended to periodically repurchase its securities on the open market to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. Under this program, no shares

                             THE FINOVA GROUP INC.

were acquired during the year ended December 31, 1996. During the years 1995 and 1994, 611,600 and 602,800 shares, respectively, were acquired. The program may be discontinued at any time.

Recent Developments and Business Outlook

      The Company continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, the Company continues to evaluate potential acquisition opportunities that it believes are consistent with its business strategies. During 1996, the Company acquired LINC Financial Services, Inc. and Financing for Science International, Inc. to supplement existing lines of business. In total, these acquisitions added approximately $318 million in investment in financing transactions.

      In November 1996, the Company sold its Manufacturer & Dealer Services business ("MDS") to Green Tree Financial Corporation for $616.4 million. MDS is a provider of vendor-oriented sales finance programs involving small-ticket leasing and financing products for commercial end-user customers.

      In December 1996, the Company, through a subsidiary trust, issued $115.0 million of TOPrS, before transaction costs of $3.5 million. The subsidiary trust holds solely convertible debentures of the Company. See Note G of Notes to Consolidated Financial Statements for further detail.

New Accounting Standards

      See Note O of Notes to Consolidated Financial Statements.

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


/s/ Samuel L. Eichenfield
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer



/s/ Bruno A. Marszowski
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer



/s/ Derek C. Bruns
Derek C. Bruns
Vice President - Internal Audit

                             THE FINOVA GROUP INC.


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The FINOVA Group Inc.

      We have audited the accompanying consolidated balance sheet of The FINOVA Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The FINOVA Group Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Phoenix, Arizona
February 12, 1997

                             THE FINOVA GROUP INC.


                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                     ASSETS

-----------------------------------------------------------------------------------------------
December 31,                                                         1996            1995
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $     31,260   $     90,280

Investment in financing transactions:
 Loans and other financing contracts, less unearned
  income of $396,247 and $338,267, respectively                     5,305,678      4,923,540
 Factored receivables                                                 564,430        189,486
 Operating leases                                                     517,690        460,798
 Leveraged leases                                                     514,573        366,196
 Direct financing leases                                              396,388        408,059
-----------------------------------------------------------------------------------------------
                                                                    7,298,759      6,348,079

 Less reserve for possible credit losses                             (148,693)      (129,077)
-----------------------------------------------------------------------------------------------

     Investment in financing transactions - net                     7,150,066      6,219,002

Other assets and deferred charges                                     328,082        251,593
Investment in discontinued operations                                  17,326        475,639
-----------------------------------------------------------------------------------------------

                                                                 $  7,526,734   $  7,036,514
===============================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------
December 31,                                                                              1996            1995
--------------------------------------------------------------------------------------------------------------------
Liabilities:
 Accounts payable and accrued expenses                                                $    119,991   $    125,349
 Due to clients                                                                            218,494        181,548
 Interest payable                                                                           52,677         45,553
 Senior debt                                                                             5,850,223      5,649,368
 Deferred income taxes                                                                     244,208        209,512
--------------------------------------------------------------------------------------------------------------------
                                                                                         6,485,593      6,211,330
--------------------------------------------------------------------------------------------------------------------

Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of the Company, net of
  expenses (TOPrS)                                                                         111,550

Stockholders' equity:
 Common stock, $0.01 par value, 100,000,000 shares
  authorized, 28,422,000 shares issued                                                         284            284
 Additional capital                                                                        684,545        686,382
 Retained income                                                                           276,151        184,381
 Cumulative translation adjustments                                                          1,008         (5,686)
 Common stock in treasury, 893,000 and 1,143,000 shares,
   respectively                                                                            (32,397)       (40,177)
--------------------------------------------------------------------------------------------------------------------
                                                                                           929,591        825,184
--------------------------------------------------------------------------------------------------------------------

                                                                                      $  7,526,734   $  7,036,514
====================================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.


                        STATEMENT OF CONSOLIDATED INCOME
                  (Dollars in Thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                     1996          1995           1994
--------------------------------------------------------------------------------------------------------------------
Interest and other income                                                $   640,132   $    568,115   $   376,845
Financing lease income                                                        61,985         49,310        43,560
Operating lease income                                                        95,817         84,691        53,795
--------------------------------------------------------------------------------------------------------------------
Interest earned from financing transactions                                  797,934        702,116       474,200
Interest expense                                                             366,543        337,814       210,001
Depreciation                                                                  62,286         55,218        36,736
--------------------------------------------------------------------------------------------------------------------
Interest margins earned                                                      369,105        309,084       227,463
Provision for possible credit losses                                          41,751         37,568        10,439
--------------------------------------------------------------------------------------------------------------------
Net interest margins earned                                                  327,354        271,516       217,024
Gains on sale of assets                                                       12,949         10,889         3,877
--------------------------------------------------------------------------------------------------------------------
                                                                             340,303        282,405       220,901
Selling, administrative and other operating
 expenses                                                                    154,481        131,571        98,038
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                        185,822        150,834       122,863
Income taxes                                                                  69,329         57,036        49,093
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                            116,493         93,798        73,770
Income and gain from sale of discontinued operations, net of tax                 507          3,831           543
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $   117,000   $     97,629   $    74,313
====================================================================================================================
EARNINGS FROM CONTINUING OPERATIONS
 PER COMMON AND EQUIVALENT SHARE                                         $      4.16   $       3.37   $      2.92
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON AND EQUIVALENT SHARE                                 $      4.17   $       3.51   $      2.94
====================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                                      $      0.92   $       0.84   $      0.74
====================================================================================================================
Average outstanding common and equivalent
 shares                                                                   28,036,000     27,832,000   25,307,000
====================================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.


                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1996           1995          1994
------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
 Balance, beginning of year                                             $       284    $       284   $       204
 Issuance of common stock                                                                                     80
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                           284            284           284
------------------------------------------------------------------------------------------------------------------
ADDITIONAL CAPITAL:
 Balance, beginning of year                                                 686,382        688,042       464,487
 Issuance of common stock                                                                                225,911
 Net change in unamortized amount of restricted
  stock                                                                      (1,816)          (613)       (2,113)
 Common stock in treasury issued in connection
  with employee benefit plans                                                   (21)        (1,047)         (243)
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                       684,545        686,382       688,042
------------------------------------------------------------------------------------------------------------------
RETAINED INCOME:
 Balance, beginning of year                                                 184,381        109,830        54,901
 Net income                                                                 117,000         97,629        74,313
 Dividends                                                                  (25,230)       (23,078)      (19,384)
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                       276,151        184,381       109,830
------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of year                                                  (5,686)        (4,726)       (7,773)
 Unrealized translation gain (loss)                                           6,694           (960)        3,047
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                         1,008         (5,686)       (4,726)
------------------------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY:
 Balance, beginning of year                                                 (40,177)       (23,178)       (8,519)
 Purchase of shares                                                                        (23,588)      (18,954)
 Shares used in connection with employee
  benefit plans                                                               7,780          6,589         4,295
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                       (32,397)       (40,177)      (23,178)
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                    $   929,591    $   825,184   $   770,252
==================================================================================================================

                 See notes to consolidated financial statements.
                             THE FINOVA GROUP INC.
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            1996           1995          1994
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                    $      117,000  $     97,629  $    74,313
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for possible credit losses                                                41,751        37,568        10,439
   Depreciation and amortization                                                       76,471        70,017        46,470
   Gains on sale of assets                                                            (12,949)      (10,889)       (3,877)
   Gains on dispositions of discontinued operations, net                               (3,521)
   Deferred income taxes                                                               29,356        19,285        13,834
 Change in assets and liabilities, net of effects from subsidiaries purchased:
   Increase in other assets and deferred charges                                      (61,694)      (53,071)      (20,087)
   Decrease in accounts payable and accrued expenses                                  (16,009)       (9,152)      (82,694)
   Increase in interest payable                                                         5,853         7,843        14,077
 Other                                                                                  6,153        (1,573)       (4,548)
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                        182,411       157,657        47,927
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sales of assets                                                       102,945        50,028        15,048
  Proceeds from sales of securitized assets                                           100,000       200,000
  Principal collections on financing transactions                                   1,781,985     1,088,420       860,066
  Expenditures for financing transactions                                          (2,221,363)   (1,853,330)   (1,323,703)
  Net change in short-term financing transactions                                    (624,952)     (442,405)     (294,123)
  Acquisitions, net of cash acquired                                                   (7,455)     (261,868)     (590,497)
  Sale of discontinued operation                                                      616,434
  Other                                                                                 3,296         2,104         1,898
--------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                          (249,110)   (1,217,051)   (1,331,311)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Long-term borrowings                                                                 564,988     1,272,450       827,550
 Net borrowings under commercial paper                                                 62,156       373,566     1,508,564
 Repayment of long-term borrowings                                                   (681,401)     (570,002)   (1,186,191)
 Issuance of common stock                                                                                         225,991
 Proceeds from exercise of stock options                                                7,759         5,542         4,052
 Net proceeds from sale of company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible
   debentures of the company                                                          111,550
 Common stock purchased for treasury                                                                (23,588)      (18,954)
 Dividends                                                                            (25,230)      (23,078)      (19,384)
 Net change in due to clients                                                         (32,143)       64,909        (9,298)
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                          7,679     1,099,799     1,332,330
--------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                      (59,020)       40,405        48,946
Cash and cash equivalents, beginning of year                                           90,280        49,875           929
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $       31,260  $     90,280  $     49,875
==========================================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (Dollars in Thousands in Tables)


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

         At December 31, 1996, $19.4 million of cash and cash equivalents held by a subsidiary of the Company are restricted as to use, pursuant to a secured financing agreement.

         Marketable Securities -- As more fully described in Note K, the Company owns certain marketable securities which are considered trading securities. Trading securities are stated at fair value with gains or losses recorded in income in the period they occur.

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

                             THE FINOVA GROUP INC.

principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed or when foreclosed or repossessed assets generate a reasonable rate of return.

         Reserve for Possible Credit Losses -- The reserve for possible credit losses is available to absorb credit losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for possible credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for possible credit losses.

         Repossessed Assets -- Repossessed assets are carried at the lower of cost or fair value less estimated selling expenses.

         Residual Values -- The Company has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Actual residual values realized could differ from these estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate.

         Goodwill -- The Company amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight line basis primarily over 20 years. Goodwill at December 31, 1996 is $179.5 million, net of amortization, and is included in other assets. Amortization totaled $9.6 million ($5.7 million after-tax) and $8.2 million ($4.9 million after-tax) for the years ended December 31, 1996 and 1995, respectively. The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on projected, undiscounted cash flows generated by the underlying assets. At December 31, 1996, approximately $167.8 million of goodwill is deductible for federal income tax purposes over 15 years under
Section 197 of the Internal Revenue Code.

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

         Savings Plan -- The Company maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 1% to 15% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in Company stock through the Employee Stock Ownership Plan, discussed below.

         Employee Stock Ownership Plan -- Employees of the Company are eligible to participate in the Employee Stock Ownership Plan in the month following the first 12 consecutive month period during which they have at least 1,000 hours of service with the Company. Company contributions are made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

                             THE FINOVA GROUP INC.

         Expenses under the Savings Plan and Employee Stock  Ownership Plan were
$2.1  million,   $1.7  million,  and  $0.9  million  in  1996,  1995  and  1994, respectively.

         Income Taxes -- Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

         Earnings per Common and Equivalent Share -- Earnings per common and equivalent share is based on net income and the weighted average number of common shares outstanding during the year giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted earnings per share is not materially different from primary earnings per share.

         Derivative Financial Instruments - As more fully described in Note F, the Company uses derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used include interest rate swaps and a foreign currency exchange agreement, all of which are accounted for using settlement or matched swap accounting. In addition, the Company enters into a limited amount of interest rate caps for the benefit of customers.

         Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and the Company does not use derivative financial instruments for trading purposes. Upon early termination of the designated matched asset or liability, the related derivative is matched to another appropriate item or marked to fair market value.

         The foreign currency exchange agreement was entered into as a hedge for the Company's limited exposure to fluctuations from investments in financing transactions denominated in foreign currencies.

         Discontinued Operations -- As more fully described in Note B, the Company's Manufacturer & Dealer Services line of business and FINOVA Medical Systems are presented as discontinued operations and, accordingly, prior year amounts have been restated.

         Reclassifications -- Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

         Recent Accounting Developments -- In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this accounting standard effective January 1, 1996, as required. The effect on the Company's financial position and the results of operations was not material.

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," provided pro forma disclosures are made. The

                             THE FINOVA GROUP INC.

Company continues to account for its stock-based employee compensation plans using the method of accounting prescribed by APB No. 25. For further discussion see Note I.

NOTE B            ACQUISITIONS AND DISPOSITIONS

         During 1996 and 1995, FINOVA Capital, in transactions accounted for as purchases, acquired various businesses and portfolios having initial funds employed totaling $318 million and $262 million, respectively. In 1996, the Company purchased LINC Financial Services, Inc. for $3.2 million in cash, comprised of $139.9 million of assets and $136.7 million of liabilities and acquisition costs. The Company also purchased Financing for Science International, Inc. for $36.0 million, consisting of $226.6 million of assets and $190.6 million in liabilities and acquisition costs.

         During 1996, the company sold its Manufacturer & Dealer Services operations for $616.4 million, recognizing a gain on sale, net of taxes, of $6.0 million after allocation of related costs and expenses. In connection with the sale, the Company retained a small portfolio of leases relating to one vendor program.

         Also  in  1996,   the  Company  closed  FINOVA   Medical   Systems,   a
remanufacturer  of  medical  equipment,   recognizing  a  loss  on  disposal  of
approximately $2.5 million, net of tax.

         Income (losses) from these operations, net of tax, for the three years ended December 31, 1996 were ($3.0 million), $3.8 million and $0.5 million, respectively. Assumptions used to calculate these results were similar to those used by the Company to evaluate its other lines of business and included the allocation of interest expense based on certain leverage ratios and the allocation of indirect operating expenses.

         The consolidated financial statements and related notes have been restated to classify these operations as discontinued.

                             THE FINOVA GROUP INC.

NOTE C            INVESTMENT IN FINANCING TRANSACTIONS

         The Company provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables). At December 31, 1996 and 1995, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $7.3 and $6.3 billion (before reserve for possible credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

--------------------------------------------------------------------------------
                                                            Percent of Total
                                                            Carrying Amount
--------------------------------------------------------------------------------
                                                             1996       1995
--------------------------------------------------------------------------------
Transportation Finance                                       18.2%      14.6%
Resort Finance                                               16.0%      15.6%
Commercial Real Estate Finance                               10.9%      12.3%
Corporate Finance (1)                                         8.9%      10.3%
Commercial Equipment Finance                                  8.0%       5.5%
Communications Finance                                        7.7%      10.8%
Healthcare Finance                                            6.9%       7.2%
Rediscount Finance                                            5.8%       5.4%
Franchise Finance                                             5.0%       5.3%
Inventory Finance                                             4.3%       3.2%
Factoring Services                                            3.1%       3.0%
Commercial Finance                                            2.3%       3.4%
Government Finance                                            2.1%       1.9%
Other                                                         0.8%       1.5%
--------------------------------------------------------------------------------
                                                            100.0%     100.0%
================================================================================

(1) Excludes assets sold under securitization agreements of $300 million in 1996 and $200 million in 1995.

                             THE FINOVA GROUP INC.

         Aggregate installments on loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables at December 31, 1996 (excluding repossessed assets of $38.4 million and estimated residual values) are due during each of the years ending December 31, 1997 to 2001 and thereafter as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                          There-
                                    1997          1998           1999          2000         2001          after
--------------------------------------------------------------------------------------------------------------------
Loans and other financing
 contracts:

 Commercial:
  Fixed interest rate           $   382,481   $   324,871    $   282,111   $   281,515   $  212,165   $   507,594
  Floating interest rate            346,152       365,149        343,933       363,891      368,243       171,207

 Real Estate:
  Fixed interest rate               100,518        85,895         99,664        42,683       31,826       136,590
  Floating interest rate            388,468       375,637        226,982        95,623      105,240        25,068
Factored receivables                564,430

Leases, primarily at
 fixed interest rates:

 Operating leases                   102,148        85,628         77,000        71,457       61,666       112,232
 Leveraged leases                    33,085        21,814         19,166        16,006       13,683       308,993
 Direct financing leases            109,770        90,868         60,781        44,775       40,168        52,566
--------------------------------------------------------------------------------------------------------------------
                                $2,027,052    $ 1,349,862    $ 1,109,637   $   915,950   $  832,991   $ 1,314,250
====================================================================================================================

         The investment in operating leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                           1996           1995
--------------------------------------------------------------------------------------------------------------------
Cost of assets                                                                         $    646,918   $    586,860
Accumulated depreciation                                                                   (129,228)      (126,062)
--------------------------------------------------------------------------------------------------------------------
Investment in operating leases                                                         $    517,690   $    460,798
====================================================================================================================

         The net investment in leveraged leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                        1996             1995
--------------------------------------------------------------------------------------------------------------------
Rentals receivable                                                                 $    1,898,996   $     1,454,754
Less principal and interest payable on nonrecourse debt                                (1,486,249)       (1,157,789)
--------------------------------------------------------------------------------------------------------------------
Net rentals receivable                                                                    412,747           296,965
Estimated residual values                                                                 479,850           344,766
Less unearned income                                                                     (378,024)         (275,535)
--------------------------------------------------------------------------------------------------------------------
Investment in leveraged leases                                                            514,573           366,196
Less deferred taxes arising from leveraged leases                                        (246,075)         (230,120)
--------------------------------------------------------------------------------------------------------------------
Net investment in leveraged leases                                                 $      268,498   $       136,076
====================================================================================================================

                             THE FINOVA GROUP INC.

         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                     1996        1995       1994
--------------------------------------------------------------------------------------------------------------------
Lease and other income                                                            $  30,230   $  12,080   $   9,240
Income tax expense                                                                   11,321       4,201       3,143
--------------------------------------------------------------------------------------------------------------------

         The investment in direct financing leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                            1996           1995
--------------------------------------------------------------------------------------------------------------------
  Rentals receivable                                                                    $    398,928   $    443,139
  Estimated residual values                                                                  100,039         73,121
  Unearned income                                                                           (102,579)      (108,201)
--------------------------------------------------------------------------------------------------------------------
Investment in direct financing leases                                                   $    396,388   $    408,059
====================================================================================================================

         The Company has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) at December 31 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
--------------------------------------------------------------------------------------------------------------------
Receivables due on financing transactions                                            $   3,749,575   $   3,390,139
Less unearned income                                                                       (53,075)        (78,333)
--------------------------------------------------------------------------------------------------------------------
Investment in floating-rate loans and leases                                         $   3,696,500   $   3,311,806
====================================================================================================================

         Interest earned from financing transactions with floating interest rates was approximately $436.0 million in 1996, $402.0 million in 1995, and $269.0 million in 1994. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. The Company's matched funding policy is more fully described in Note F.

         At December 31, 1996, the Company had a committed backlog of new business of approximately $1.5 billion compared to $1.1 billion at December 31, 1995. The committed backlog includes lines of credit totaling $702.0 million and $629.0 million for December 31, 1996 and 1995, respectively. Historically, the Company has booked a substantial portion of its backlog, although there can be no assurance that such trend will continue. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

         Receivable Transfer Agreements ("Securitizations") -- The Company sells receivables in transactions subject to limited recourse provisions and remains a servicer for which it is paid a fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related receivables sold.

                             THE FINOVA GROUP INC.

         During 1995, the Company, under a securitization agreement, sold a $200 million undivided proportionate interest in a loan portfolio totaling $610.5 million. Under this securitization agreement, there is recourse to the Company based on the outstanding balance of the proportionate interest sold. In 1996, the Company sold an additional $100 million interest, resulting in a total $300 million undivided proportionate interest in a loan portfolio totaling $626.7 million at December 31, 1996.

NOTE D            RESERVE FOR POSSIBLE CREDIT LOSSES

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

--------------------------------------------------------------------------------------------------------------------
                                                                                 1996          1995         1994
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                   $   129,077   $  110,903    $   64,280
Provision for possible credit losses                                              41,751       37,568        10,439
Write-offs                                                                       (32,017)     (25,631)      (28,109)
Recoveries                                                                         3,296        2,104         1,780
Other (including reserves related to acquisitions)                                 6,586        4,133        62,513
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         $   148,693   $  129,077    $  110,903
====================================================================================================================

                             THE FINOVA GROUP INC.

         Write-offs by lines of business experienced by the Company during the years ended December 31 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                               1996         1995         1994
--------------------------------------------------------------------------------------------------------------------
Corporate Finance                                                           $    9,470   $    4,660   $    4,233
Factoring Services                                                               5,098        3,728        1,148
Resort Finance                                                                   4,275        2,000        2,730
Franchise Finance                                                                3,267        3,448        2,247
Commercial Equipment Finance                                                     3,207        2,271        1,257
Communications Finance                                                           2,994        4,037        8,300
Commercial Real Estate Finance                                                   1,793        2,275        1,461
Healthcare Finance                                                               1,018          314          377
FINOVA Capital Limited (UK)                                                        895        1,523        5,140
Commercial Finance                                                                              452          774
Inventory Finance                                                                               201          442
Other                                                                                           722
--------------------------------------------------------------------------------------------------------------------
                                                                           $    32,017  $    25,631   $   28,109
====================================================================================================================
Write-offs as a percentage of investment in
 managed assets                                                                  0.42%        0.39%        0.53%
====================================================================================================================

         An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                            1996          1995
--------------------------------------------------------------------------------------------------------------------
Contracts                                                                               $   117,086   $    93,139
Repossessed assets                                                                           38,419        49,988
--------------------------------------------------------------------------------------------------------------------
Total nonaccruing assets                                                                $   155,505   $   143,127
====================================================================================================================
Nonaccruing assets as a percentage of managed assets                                            2.0%          2.2%
====================================================================================================================

         In addition to the repossessed assets included in the above table, the Company had repossessed assets with a total carrying amount of $60.0 million and $56.6 million at December 31, 1996 and 1995, respectively, which earned income of $5.1 million and $4.2 million during 1996 and 1995, respectively.

                             THE FINOVA GROUP INC.

         At December 31, 1996, the total carrying amount of impaired loans was $110.1 million, of which $46.3 million were revenue accruing. A reserve for possible credit losses of $6.2 million has been established for $14.1 million of nonaccruing impaired loans. At December 31, 1995, the total carrying amount of impaired loans was $94.1 million, of which $17.3 million were revenue accruing. At December 31, 1995, the reserve for possible credit losses was $16 million for $35 million of nonaccruing impaired loans. For the years ended December 31, 1996 and 1995, the average carrying amount of impaired loans was $85.1 million and $93.2 million, respectively. Income earned on accruing impaired loans was $4.0 million in both 1996 and 1995. Income earned on impaired loans is recognized in the same manner as it is on other accruing loans. Cash collected on all nonaccruing loans is applied to the carrying amount.

         Had all nonaccruing assets outstanding at December 31, 1996, 1995 and 1994 remained accruing, income earned would have been increased by approximately $19 million, $17 million, and $13 million, respectively.

NOTE E            DEBT

         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $3.4 billion. FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion, amended in 1996, and has two five-year facilities with numerous lenders for $700 million each. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. The 364 day $1.0 billion revolving credit agreement will be subject to renewal in 1997 while the two five-year $700 million facilities and the other $1.0 billion credit facility are subject to renewal in 2001.

         The  following   information  pertains  to  all  short-term  financing,
primarily commercial paper, issued by FINOVA Capital for the years ended December 31:

--------------------------------------------------------------------------------------------------------------------
                                                                      1996         1995            1994
--------------------------------------------------------------------------------------------------------------------
 Maximum amount of short-term debt outstanding
  during year                                                   $    3,087,876  $ 2,518,733     $ 2,024,441
 Average short-term debt outstanding during year                     2,551,316    2,210,329       1,050,358
 Weighted average short-term interest rates
  at end of year:
   Short-term borrowings                                                   5.4%         5.9%            6.2%
   Commercial paper*                                                       5.6%         6.0%            6.0%
 Weighted average interest rate on short-term debt
  outstanding during year*                                                 5.6%         6.1%            4.8%
--------------------------------------------------------------------------------------------------------------------

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

                             THE FINOVA GROUP INC.

         Senior debt at December 31 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                         1996            1995
--------------------------------------------------------------------------------------------------------------------
 Commercial paper and short-term bank loans supported by unused long-term
  bank revolving credit agreements, less unamortized discount                       $   2,482,496   $   2,398,007
 Medium-term notes due to 2005, 5.4% to 10.3%                                           1,414,500       1,224,546
 Term loans payable to banks due  to 1999, 5.6% to 6.1%                                   180,000         180,000
 Senior notes due to 2006, 6.5% to 16.0%, less unamortized discount                     1,758,176       1,830,009
 Nonrecourse installment notes due to 2002, 10.6% (assets of
   $24,656 and $25,349, respectively, pledged as collateral)                               15,051          16,806
--------------------------------------------------------------------------------------------------------------------
Total senior debt                                                                   $   5,850,223   $   5,649,368
====================================================================================================================

         Annual maturities of senior debt outstanding at December 31, 1996 due through May 2006 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $742.3 million (1997), $557.0 million (1998), $532.1 million (1999), $563.7 million (2000), $457.5 million
(2001) and $515.1 million (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements of FINOVA Capital include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA Capital has complied. Under one such covenant, dividend payments are limited to 50% of accumulated earnings after December 31, 1991. As of December 31, 1996, FINOVA Capital had $83.4 million of excess accumulated earnings available for distribution.

         Total interest paid is not significantly different from interest expense.

NOTE F            DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into interest rate swaps and interest rate hedge agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward and involve little complexity. The Company continually monitors its position relative to derivatives and uses derivative instruments for non-trading purposes only.

         The Company uses derivative instruments to minimize its exposure to fluctuations in interest rates. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and seeks to maintain a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. The Company's matched funding policy also requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of total assets, should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

         The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Under interest rate swaps, the Company agrees to exchange with the counter party, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts do not change for the life of the contract. Amortizing swap notional amounts amortize over the life of the transaction. Basis swaps involve the exchange of floating-rate indices, such as the prime rate, the commercial paper composite rate and LIBOR and are used primarily to protect the Company's margins on floating-rate transactions by locking in the spread between the Company's lending and borrowing rates.

                             THE FINOVA GROUP INC.

         The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the counter parties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. The Company's derivative policy stipulates that the maximum exposure to any one counter party, relative to the derivative products, is limited on a net basis to 10% of the Company's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

         The use of derivatives increased interest expense by $3.0 million in 1996, an increase in the aggregate cost of funds of 0.05%, and $9.8 million in 1995, an increase in the aggregate cost of funds of 0.2%; whereas, the use of derivatives decreased interest expense by $13.7 million in 1994, a reduction in the aggregate cost of funds of 0.4%. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management. There were no deferred gains or losses associated with derivatives.

                             THE FINOVA GROUP INC.

         The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31, 1996. The rates presented are as of December 31, 1996. To the extent that rates change, variable interest information will change.

--------------------------------------------------------------------------------------------------------------------
                                                                     Maturities of Derivative Products
                                  December 31,   -------------------------------------------------------------------
 (Dollars in Millions)                1996            1997       1998       1999        2000      2001  Thereafter
--------------------------------------------------------------------------------------------------------------------
 Receive fixed-rate swaps:
  Notional value                 $        1,350  $    275   $    325   $   250    $     150   $    150  $      200
  Weighted average receive
   rate                                    6.84%     6.77%      6.82%     6.62%        7.24%      6.66%       7.05%
  Weighted average pay rate                5.58%     5.54%      5.54%     5.57%        5.50%      5.67%       5.68%

 Pay fixed-rate swaps:
  Notional value                 $          825  $    275   $    200   $   150    $     100   $    100
  Weighted average receive
   rate                                    5.56%     5.55%      5.54%     5.55%        5.60%      5.57%
  Weighted average pay rate                7.14%     7.15%      7.30%     7.06%        7.38%      6.70%

 Basis swaps:
  Notional value                 $          878  $    250   $    628
  Weighted average receive
   rate                                    5.52%     5.51%      5.53%
  Weighted average pay rate                5.86%     5.83%      5.87%
 TOTAL NOTIONAL VALUE            $        3,053  $    800   $  1,153   $   400    $     250   $    250  $       200
====================================================================================================================
 Total weighted average rates
 on swaps:
   Receive rate                            6.12%     5.96%      5.89%     6.22%        6.59%      6.22%        7.05%
====================================================================================================================
   Pay rate                                6.08%     6.18%      6.02%     6.13%        6.25%      6.08%        5.68%
====================================================================================================================

         For the benefit of its customers, the Company enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1996 was $124 million, none of which was in a pay or receive position. These agreements will mature as follows: $90 million in 1997 and $34 million in 1998.

         At December 31, 1996, the Company was a party to a short-term foreign currency forward exchange agreement with a notional amount of approximately $73 million to mitigate its foreign currency risk.

                              THE FINOVA GROUP INC.

         Derivative product activity for the three years ended December 31, 1996 is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                       Pay                    Interest
                                        Receive         Pay        Fixed-Rate                   Rate
                                       Fixed-Rate    Fixed-Rate    Amortizing     Basis         Hedge
(Dollars in Millions)                    Swaps         Swaps          Swaps       Swaps      Agreements      TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1993                   $     1,140   $       180   $              $          $       750    $   2,070
Expired                                      (50)          (50)          (148)                                 (248)
Additions                                    100           650            390        254                      1,394
---------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994                         1,190           780            242        254           750        3,216
Expired                                      (40)          (30)          (152)      (126)                      (348)
Additions                                    150            50              5        750                        955
---------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1995                        1,300           800             95        878           750       3, 823
Expired                                     (100)         (325)           (95)                    (750)      (1,270)
Additions                                    150           350                                                  500
---------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1996                   $     1,350   $       825   $         --   $    878   $        --    $   3,053
=====================================================================================================================

NOTE G COMPANY-OBLIGATED MANDATORY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST SOLELY HOLDING CONVERTIBLE DEBENTURES OF THE COMPANY

         In December 1996, FINOVA Finance Trust, a trust sponsored and wholly-owned by the Company, issued (a) 2,300,000 shares of convertible trust originated preferred securities (the "Preferred Securities") to the public for gross proceeds of $115 million (before transaction costs of $3.5 million) and
(b) 71,135 shares of common securities to the Company. The gross proceeds from these transactions were invested by the trust in $118.6 million aggregate principal amount of 5 1/2% convertible subordinated debentures due 2016 (the "Debentures") newly issued by the Company. The Debentures represent all of the assets of the trust. The proceeds from the issuance of the Debentures were contributed by the Company to FINOVA Capital, which used the proceeds to repay commercial paper and other indebtedness.

         The Preferred Securities accrue and pay cash distributions quarterly when declared by the Company at a rate of 5 1/2% per annum of the stated liquidation amount of $50 per preferred security. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Debentures, the indenture under which the Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the trust, provides a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Securities. The Company can defer making distributions on the Debentures for up to 20 consecutive quarters, but does not anticipate doing so. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2016, or earlier to the extent of any redemption by the Company of any Debentures. The redemption price in either case will be $50 per share plus accrued and unpaid distributions to the date fixed for redemption.

         Prior to their maturity, the Debentures are convertible into the Company's common stock at the election of the holders of the Preferred Securities individually. Each debenture is convertible into 0.6387 shares of the Company's common stock (equivalent to a conversion price of $78.28 per share), subject to adjustment in specified circumstances. The Company can terminate the conversion rights noted above on 30 days' notice on or after December 31, 1999 if it is

                              THE FINOVA GROUP INC.

current on its payments for the Debentures and the closing prices of its common stock trade at or above 120% of the conversion price of the preferred securities ($93.94, assuming no adjustments).

NOTE H            STOCKHOLDERS' EQUITY

         At December 31, 1996, 1995, and 1994, the FINOVA Group Inc. had 28,421,703 shares of common stock issued, with 27,529,081, 27,278,932, and
27,676,526 shares of common stock outstanding, respectively. Approximately 4,316,000, 4,746,000, and 5,011,000 common shares were reserved for issuance under the 1992 Stock Incentive Plan at December 31, 1996, 1995, and 1994, respectively.

         In addition to the convertible  preferred  securities  issued by FINOVA
Finance  Trust  in  1996,   FINOVA  has  5,000,000  shares  of  preferred  stock
authorized, none of which was issued at December 31, 1996. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series. In connection with the Company's stock incentive plan, 250,000 shares of preferred stock are reserved for issuance of awards under that plan.

         The Company announced in 1992 that it intended to periodically repurchase its securities on the open market to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. Under this program, no shares were acquired during the year ended December 31, 1996. During the years ended December 31, 1995 and 1994, 611,600 and 602,800 shares, respectively, were acquired. The program may be discontinued at any time.

NOTE I   STOCK OPTIONS

         During 1992, the Board of Directors of the Company adopted The FINOVA Group Inc. 1992 Stock Incentive Plan (the "Plan") for the grant of options, restricted stock and stock appreciation rights to officers, directors and certain key employees. In connection with the 1992 spin-off of the Company (the "Spin-Off") from The Dial Corp ("Dial"), shares of common stock were made available to provide new options, restricted shares of common stock and stock appreciation rights to employees of the Company or its subsidiaries in exchange for awards outstanding under certain stock option and incentive plans of Dial. Each option was adjusted so that the aggregate exercise price and the aggregate spread before the Spin-Off was preserved at the time of the Spin-Off. For each share of Dial restricted stock held by an employee, the employee received replacement shares of FINOVA restricted stock with a market value intended to compensate for the Spin-Off.

         The Plan provides for the following types of awards: (a) stock options (both incentive stock options and non-qualified stock options), (b) stock appreciation rights, and (c) restricted stock. The Plan generally authorizes the issuance of awards for up to 2 1/2% of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock are reserved for awards under the Plan.

         The stock options outstanding at December 31, 1996 were granted for terms of 10 years and generally become exercisable between one month to five years from the date of grant. Stock options are exercisable based on the market value at the date of grant, unless a higher exercise price was established, which has been the case for multi-year grants.

                              THE FINOVA GROUP INC.

         Information with respect to options granted and exercised for the three years ended December 31, 1996 is as follows:

--------------------------------------------------------------------------------
                                                                 Average Option
                                                     Shares      Price Per Share
--------------------------------------------------------------------------------
Options outstanding at January 1, 1994              1,012,114        $23.04
Granted                                               635,766         36.18
Exercised                                            (66,418)         17.29
Canceled                                            (119,857)         33.54
--------------------------------------------------------------------------------
Options outstanding at January 1, 1995              1,461,605         28.12
Granted                                               313,300         38.80
Exercised                                           (168,388)         22.39
Canceled                                             (83,008)         34.17
--------------------------------------------------------------------------------
Options outstanding at January 1, 1996              1,523,509         30.62
Granted                                               505,870         58.09
Exercised                                           (179,704)         26.73
Canceled                                            (131,086)         40.89
--------------------------------------------------------------------------------
Options outstanding at December 31, 1996            1,718,589        $38.33
================================================================================

         At December 31, 1996, stock options with respect to 1,718,589 common shares were outstanding at exercise prices ranging from $12.70 to $69.89 per share.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996:

------------------------------------------------------------------------------------------------
                                  Weighted
                                   Average
    Range of          Number      Remaining       Weighted          Number         Weighted
    Exercise        Outstanding  Contractual      Average        Exercisable       Average
     Prices         at 12/31/96     Life       Exercise Price    at 12/31/96    Exercise Price
------------------------------------------------------------------------------------------------
$ 12.70 - $19.50        289,830       4.19    $       16.46        289,830          $16.46
  20.19 -  36.88        601,079       6.86            31.60        465,341           30.93
  37.00 -  52.75        579,060       8.49            44.88        104,558           39.87
  54.50 -  69.89        248,620       9.82            63.66
------------------------------------------------------------------------------------------------
$ 12.70 - $69.89      1,718,589       6.91    $       38.33        859,729          $27.14
------------------------------------------------------------------------------------------------

         Since 1992, the Board of Directors has granted only performance based restricted stock to employees other than directors. Performance based restricted stock awards (69,080 shares in 1996, 54,550 shares in 1995, and 104,820 shares in 1994), vest generally over periods not exceeding five years from the date of grant. The holder of the performance based restricted stock, like restricted stock, has the right to receive dividends and vote the target number of shares but may not sell, assign, transfer, pledge or otherwise encumber the performance based restricted stock. All performance based restricted stock grants since the Spin-Off were based on Company share performance and may result in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares are deemed received on the grant date. Additional vestings over the target are reported as new grants as of the vesting dates. Vestings below target would be reported as a forfeiture of amounts below the target number of shares.

                              THE FINOVA GROUP INC.

         The company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The compensation cost that has been charged against income for its performance-based plan was $2.9 million and $1.6 million for 1996 and 1995, respectively. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the effect on net income would not have been material.

NOTE J            INCOME TAXES

         The consolidated provision for income taxes consists of the following for the years ended December 31:

--------------------------------------------------------------------------------
                                                  1996        1995      1994
--------------------------------------------------------------------------------
Current:
 United States:
  Federal                                      $  30,574   $  30,557  $  28,853
  State                                            7,654       7,194      6,406
 Foreign                                           1,745
--------------------------------------------------------------------------------
                                                  39,973      37,751     35,259
--------------------------------------------------------------------------------
Deferred:
 United States:
  Federal                                         24,294      13,946     10,620
  State                                            5,062       4,535      3,214
 Foreign                                                         804
--------------------------------------------------------------------------------
                                                  29,356      19,285     13,834
--------------------------------------------------------------------------------
Provision for income taxes                     $  69,329   $  57,036  $  49,093
================================================================================

                              THE FINOVA GROUP INC.

         Income taxes paid in 1996, 1995 and 1994 amounted to approximately $31.3 million, $47.9 million, and $41.2 million, respectively.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1996 and 1995 consisted of the following including discontinued operations:

--------------------------------------------------------------------------------------------------------------------
                                                                                         1996            1995
--------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred income from leveraged leases                                              $     274,224   $     230,120
 Deferred income from lease financing                                                      72,300          62,681
 Other                                                                                     16,468           6,408
--------------------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                              362,992         299,209
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Reserve for possible credit losses                                                        55,883          39,094
 Investment in foreign subsidiary carrying value difference                                23,193          23,193
 Accrued expenses                                                                           5,001           5,005
 Alternative minimum tax credit carryforward                                                               15,405
 Sale of discontinued operations                                                           16,400
 Other                                                                                     18,307           7,000
--------------------------------------------------------------------------------------------------------------------
Gross deferred tax asset                                                                  118,784          89,697
--------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                          $     244,208   $     209,512
====================================================================================================================

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                        1996        1995      1994
--------------------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                                       35.0%       35.0%     35.0%
State income taxes                                                                       4.4%        5.1%      5.1%
Foreign tax effects                                                                     (0.9%)      (0.5%)     1.2%
Municipal and ESOP income                                                               (2.2%)      (1.7%)    (1.2%)
Other                                                                                    1.0%       (0.1%)    (0.1%)
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                              37.3%       37.8%     40.0%
====================================================================================================================

                              THE FINOVA GROUP INC.

NOTE K            PENSION AND OTHER BENEFITS

         Net periodic pension costs were $1.7 million, $1.3 million, and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's pension costs were prepaid by $0.6 million at December 31, 1996 and $2.3 million at December 31, 1995.

         Net periodic postretirement benefit costs were $0.7 million, $0.6 million, and $0.5 million for each of the years ended December 31, 1996, 1995 and 1994, respectively. The Company's accrued postretirement benefit costs were $2.2 million at December 31, 1996 and $1.5 million at December 31, 1995.

         The Company's investment of $28 million in a trust for a nonqualified compensation plan consists of securities held for trading and is recorded at market.

NOTE L            LITIGATION AND CLAIMS

         The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

NOTE M            FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments has been determined by the Company using market information obtained by the Company and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                              THE FINOVA GROUP INC.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

--------------------------------------------------------------------------------------------------------------------
                                                                    1996                          1995
--------------------------------------------------------------------------------------------------------------------
                                                           Carrying       Estimated      Carrying      Estimated
                                                            Amount       Fair Value       Amount      Fair Value
--------------------------------------------------------------------------------------------------------------------
Balance Sheet -
 Financial Instruments:
 Assets:
  Loans and other financing contracts                   $  5,143,562    $  5,417,865   $ 4,740,085   $  4,726,465
 Liabilities:
  Senior debt                                              5,850,223       5,952,108     5,649,368      5,729,950

Off-Balance Sheet -
  Financial Instruments:
    Interest rate swaps                                       ---              1,462        ---             9,970
    Interest rate hedge agreements                            ---              ---          ---            (2,878)
--------------------------------------------------------------------------------------------------------------------

         The carrying values of cash and cash equivalents, factored receivables, accounts payable and accrued expenses, due to clients and interest payable (including accrued amounts related to interest rate swaps and interest rate hedge agreements) approximate fair values due to the short-term maturity of these items.

         The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

         Loans and other financing contracts:

                  The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1996 and 1995. Management believes that the risk factor embedded in the entry value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1996 and 1995, the fair value of nonaccruing impaired contracts with a carrying amount of $63.8 million and $76.9 million, respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1996 and 1995, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $98.4 million and $106.6 million, respectively.

         Senior debt:

                  The fair value of senior debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

         Interest rate swaps:

                  The fair values of interest rate swaps are based on quoted market prices obtained from participating banks and dealers for transactions of similar remaining duration.

                              THE FINOVA GROUP INC.

         Interest rate hedge agreements:

                  The fair values of interest rate hedge agreements in place at December 31, 1995 are based on quoted market prices obtained from participating banks and dealers for transactions of similar remaining duration.

         The fair value estimates presented herein were based on information obtained by the Company as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1996 and 1995; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE N            SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

         The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

--------------------------------------------------------------------------------
                                                   1996        1995      1994
--------------------------------------------------------------------------------
Salaries and employee benefits                  $  94,272   $  74,884  $ 54,875
Depreciation and amortization                      14,185      14,799     9,733
Travel and entertainment                            8,953       8,030     5,833
Problem account costs                               7,753       7,941    11,927
Occupancy expenses                                  7,104       6,253     5,312
Professional services                               5,738       6,121     6,813
--------------------------------------------------------------------------------

NOTE O            NEW ACCOUNTING STANDARDS

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions entered into after December 31, 1996. Among other things, this statement changes the accounting treatment of transactions subsequent to December 31, 1996, that transfer financial assets but retain the servicing rights, such as securitizations. The future effect on the Company's financial position and the results of operations is not expected to be material.

                              THE FINOVA GROUP INC.

                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                             (Dollars in Thousands)

         The following represents the condensed quarterly results for the three years ended December 31, 1996, 1995 and 1994:

---------------------------------------------------------------------------------------------------------------
                                                               First       Second        Third       Fourth
                                                              Quarter      Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------
 Interest earned from financing transactions:
  1996                                                      $  190,652   $  192,635   $  204,972   $  209,675
  1995                                                         161,369      170,475      176,802      193,470
  1994                                                          73,961      114,798      137,473      147,968
---------------------------------------------------------------------------------------------------------------
 Interest expense:
  1996                                                          88,224       89,718       91,629       96,972
  1995                                                          78,275       83,248       85,544       90,747
  1994                                                          33,133       50,431       61,735       64,702
---------------------------------------------------------------------------------------------------------------
 Gains on sale of assets:
  1996                                                           6,730        1,315          397        4,507
  1995                                                           1,710          728        2,557        5,894
  1994                                                               3          390          894        2,590
---------------------------------------------------------------------------------------------------------------
 Non-interest expenses:
  1996                                                          66,489       56,989       65,480       69,560
  1995                                                          47,581       52,832       54,605       69,339
  1994                                                          22,510       37,190       37,751       47,762
---------------------------------------------------------------------------------------------------------------
 Income from continuing operations:
  1996                                                          26,756       28,852       30,489       30,396
  1995                                                          22,205       22,279       24,417       24,897
  1994                                                          11,389       15,721       23,309       23,351
---------------------------------------------------------------------------------------------------------------
 Income (loss) and gain from sale of discontinued
 operations:
  1996                                                             365         (731)        (726)       1,599
  1995                                                             163        1,350          733        1,585
  1994                                                                        1,584       (1,051)          10
---------------------------------------------------------------------------------------------------------------
Net income:
  1996                                                          27,121       28,121       29,763       31,995
  1995                                                          22,368       23,629       25,150       26,482
  1994                                                          11,389       17,305       22,257       23,362
================================================================================================================

                              THE FINOVA GROUP INC.

       AVERAGE BALANCES/INTEREST MARGINS/AVERAGE ANNUAL RATES (UNAUDITED)
                             (Dollars in Thousands)

The following represents the breakdown of the Company's average balance sheet, interest margins and average annual rates for the years ended December 31, 1996 and 1995:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                            1996                                   1995
------------------------------------------------------------------------------------------------------------------------------------
                                                           Average                 Average        Average                 Average
                                                           Balance    Interest      Rate          Balance    Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                               $   38,685  $                          $   44,412   $
 Investment in financing transactions                     6,716,996    735,648 (3)  11.6% (1)    5,815,019     646,898 (3) 11.9% (1)
 Less reserve for possible credit losses                   (138,896)                              (117,337)
------------------------------------------------------------------------------------------------------------------------------------
 Investment in financing transactions - net               6,578,100                              5,697,682
 Other assets and deferred charges                          312,539                                236,459
 Investment in discontinued operations                      487,915                                403,034
====================================================================================================================================
                                                         $ 7,417,239                            $6,381,587
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Other liabilities                                       $  356,704                             $  301,242
 Senior debt                                              5,944,599    366,543       6.2%        5,084,145     337,814      6.6%
 Deferred income taxes                                      233,606                                199,141
------------------------------------------------------------------------------------------------------------------------------------
                                                          6,534,909                              5,584,528
Company-obligated mandatory redeemable convertible
  preferred securities of subsidiary trust solely holding
  convertible debentures of the Company                       8,581
Stockholders' equity                                        873,749                                797,059
------------------------------------------------------------------------------------------------------------------------------------
                                                         $7,417,239                             $6,381,587
====================================================================================================================================
Interest income/average earning assets (1)                           $ 735,648      11.6%                    $ 646,898     11.9%
Interest expense/average earning assets (1) (2)                        366,543       5.8%                      337,814      6.2%
------------------------------------------------------------------------------------------------------------------------------------
Interest margins earned (2)                                          $ 369,105       5.8%                    $ 309,084      5.7%
====================================================================================================================================

(1) The average rate is calculated based on average earning assets ($6,324,545 and $5,442,119 for 1996 and 1995, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(2) For the year ended December 31, 1996, excluding the impact of derivatives, interest expense would have been $363,526 or 5.7% of average earning assets and interest margins earned would have been $372,122 or 5.9% of average earning assets. For the year ended December 31, 1995, excluding the impact of derivatives, interest expense would have been $328,009 or 6.0% of average earning assets and interest margins earned would have been $318,889 or 5.9% of average earning assets.
(3)  Interest income is shown net of depreciation.

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                           DECEMBER 31, 1996 FORM 10-K

                                                                                     Page in
                                                                                   Sequentially
                                                                                     Numbered
  Exhibit No.                            Description                                  Report
----------------    ------------------------------------------------------------   -------------
     (3.A)          Certificate of Incorporation, as amended through the date of this filing  (incorporated  by reference  from the Company's
                    Report on Form 10-K for the year  ended  December  31,  1994
                    (the "1994 10-K"), Exhibit 3.A).

     (3.B)          By-Laws,   as  amended  through  the  date  of  this  filing
                    (incorporated by reference from the Company's Report on Form
                    10-K for the year ended December 31, 1995 (the "1995 10-K"),
                    Exhibit 3.B).

     (4.A) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form
                    10-K if the authorized principal amount of the issue does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

     (4.B)          Form   of   Common   Stock   Certificate   of  the   Company
                    (incorporated by reference from the 1994 10-K, Exhibit 4.B).

     (4.C)          Relevant   portions   of  the   Company's   Certificate   of
                    Incorporation  and Bylaws  included in Exhibits  3.A and 3.B above, respectively, are incorporated by reference.

     (4.C)          Relevant   portions   of  the   Company's   Certificate   of
                    Incorporation  and Bylaws  included in Exhibits  3.A and 3.B above, respectively, are incorporated by reference.

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

                                                                                     Page in
                                                                                   Sequentially
                                                                                     Numbered
  Exhibit No.                            Description                                  Report
----------------    ------------------------------------------------------------   -------------
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

      (4.I) 1992 Stock Incentive Plan of the Company as amended through the date of this filing, including proposed amendments being considered at the 1997 Annual Meeting of Shareholders.*+

      (4.J) Indenture, dated as of December 11, 1996, between the Company and Fleet National Bank as trustee (incorporated by reference from the Company's filing on Form 8-K dated
                    December 20, 1996, (the "December 1996 8-K"), Exhibit 4.1).

      (4.K) Amended and Restated Declaration of Trust, dated as of December 11, 1996, among Bruno A. Marszowski and Robert J.
                    Fitzsimmons,  as  Regular  Trustees,  First  Union  Bank  of
                    Delaware,  as Delaware  Trustee,  Fleet  National  Bank,  as
                    Property Trustee, and the Company (incorporated by reference from the December 1996 8-K, Exhibit 4.2).

      (4.L) Preferred Security Guarantee, dated as of December 11, 1996, between the Company and Fleet National Bank, as trustee
                    (incorporated by reference from the December 1996 8-K, Exhibit 4.3).

      (4.M)         Form   of  5   1/2%   Convertible   Subordinated   Debenture
                    (incorporated  by  reference  from the  December  1996  8-K,
                    Exhibit 4.4).

      (4.N) Form of Preferred Security (incorporated by reference from the December 1996 8-K, Exhibit 4.5).

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

     (10.A.2)       Second  Amendment  dated  as of May 11,  1995  to the  Sixth
                    Amendment and Restatement noted in 10.A above (incorporated by reference from the Company's Quarterly Report on Form
                    10-Q for the period  ending  September  30,  1995 (the "3Q95
                    10-Q"), Exhibit 10.A).

                                                                                     Page in
                                                                                   Sequentially
                                                                                     Numbered
  Exhibit No.                            Description                                  Report
----------------    ------------------------------------------------------------   -------------
     (10.A.3)       Third  Amendment  dated  as of  November  1,  1995 to  Sixth
                    Amendment  noted in 10.A above  (incorporated  by  reference from the 3Q95 10-Q, Exhibit 10.B).

     (10.A.4)       Fourth  Amendment  dated  as  of  May  15,  1996,  to  Sixth
                    Amendment noted in 10.A above.*

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

     (10.B.2)       Second Amendment to Short-Term  Facility noted in 10.B above
                    (incorporated  by  reference  from  the 3Q95  10-Q,  Exhibit
                    10.C).

     (10.B.3)       Third  Amendment to Short-Term  Facility noted in 10.B above
                    (incorporated  by  reference  from  the 3Q95  10-Q,  Exhibit
                    10.D).

     (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above.*

     (10.B.4)       The Company's  Executive Severance Plan for Tier 1 Employees
                    (incorporated by reference from the Company's 1995 10-K, Exhibit 10.C.1).+

     (10.C.2)       The Company's  Executive Severance Plan for Tier 2 Employees
                    (incorporated by reference from the Company's 1995 10-K, Exhibit 10.C.2).+

      (10.D)        The Company's 1996 Management Incentive Plan.*+

     (10.E.1)       The Company's 1995 - 1997  Performance  Share Incentive Plan
                    (incorporated  by  reference  from  the 3Q95  10-Q,  Exhibit
                    10.H).+

     (10.E.2)       The Company's 1994 - 1996  Performance  Share Incentive Plan
                    (incorporated  by  reference  from  the 3Q95  10-Q,  Exhibit
                    10-I).+

     (10.E.3)       The Company's 1996-1998 Performance Share Incentive Plan.*+

     (10.F.1)       Employment  Agreement with Samuel L. Eichenfield dated March
                    16, 1996, (incorporated by reference from the Company's 1995
                    10-K, Exhibit 10.F.3).+

     (10.F.2)       Amendment  to  Employee   Agreement   referenced  in  10.F.1
                    above.*+

       10.G         Employment   Agreement  with  William  J.  Hallinan,   dated
                    February 25, 1992  (incorporated  by reference from the 1992
                    10-K, Exhibit 10.I)+

                                                                                     Page in
                                                                                   Sequentially
                                                                                     Numbered
  Exhibit No.                            Description                                  Report
----------------    ------------------------------------------------------------   -------------
      (10.H)        Employment  Agreement  with  Thomas  C.  Parrinello,   dated
                    February 14, 1994  (incorporated  by reference from the 1994
                    10-K, Exhibit 10.H).+

      (10.I)        The  Company's  Amended and  Restated  Supplemental  Pension
                    Plan.*+

      (10.J)        The Company's Value Sharing Plan for Executive  Officers and
                    Key Employees (incorporated by reference from the 3Q95 10-Q,
                    Exhibit 10.K).+

      (10.K)        The  Company's  Value  Sharing Plan for the Chief  Executive
                    Officer (incorporated by reference from the 3Q95 10-Q, Exhibit 10.L).+

      (10.L)        The   Company's   Directors   Deferred   Compensation   Plan
                    (incorporated  by  reference  from  the 1992  10-K,  Exhibit
                    10.O).+

      (10.M)        Directors'   Retirement   Benefit  Plan   (incorporated   by
                    reference from the Company's  Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"),  Exhibit
                    10.OO).+

      (10.N) The Company's Deferred Compensation Plan (incorporated by reference from the Company's 1995 10-K, Exhibit 10.N).+

      (10.O)        Form of the Company's 1992 Stock Incentive Plan Nonqualified
                    Stock Option Agreement (for exempt employees) (for grants between August 25, 1992 and August 10, 1994) (various prices) (incorporated by reference from the 1992 10-K,
                    Exhibit 10.FF).+

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

      (10.U)        The Company's  Executive  Officer Loan Program  Policies and
                    Procedures.*+

     (10.V.1) Form of Non-Qualified Stock Option Agreements for use with the Directors Cash or Stock Plan.*+

                                                                                     Page in
                                                                                   Sequentially
                                                                                     Numbered
  Exhibit No.                            Description                                  Report
----------------    ------------------------------------------------------------   -------------

   (10.V.2)         Form of  Non-Qualified  Stock Option  Agreements  for grants
                    between   August  10,  1994,   and  August  7,  1996,   (for
                    non-employee  directors)  (various prices)  (incorporated by reference from the 1994 10-K, Exhibit 10.FF).+

   (10.V.3) Form of Non-Qualified Stock Option Agreement for Directors' automatic grants subsequent to August 7, 1996.*+

   (10.V.4)         Form of the Company's 1992 Stock Incentive Plan Stock Option
                    Agreements  for grants between August 10, 1994 and August 7,
                    1996, (for exempt employees) (various prices) (incorporated by reference from the 1994 10-K, Exhibit 10.DD).+

   (10.V.5) Form of Non-Qualified Stock Option Agreement for exempt employees subsequent to August 8, 1996 to present.*+

   (10.V.6) Form of Non-Qualified Stock Option Agreement (multi-year grants).*+

   (10.V.6)         Form  of  Restricted   Stock  Agreement  for  use  with  the
                    Directors' Cash or Stock Plan.*+

   (10.W.2) Form of the Company's Restricted Stock Agreements in effect through July 1996 (incorporated by reference from the 1994
                    10-K, Exhibit 10.GG).+

   (10.W.3) Form of Restricted Stock Agreement in effect subsequent to July 1996.*+

   (10.X.1) PBRS/Restricted Stock Retention Incentive Program Policies and Procedures.*+

   (10.X.2)         Form  of  Restricted   Stock  Agreement  for  use  in  Stock
                    Retention Incentive Program noted in 10.X.1 above.*+

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

                                       41