Form 10-Q
period 1997-03-31
FINOVA GROUP INC
filed 1997-05-08
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    March 31, 1997

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

                                 YES |X| NO | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 1997, 27,141,000 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.


                                TABLE OF CONTENTS

                                                                                        Page No.
                                                                                        --------
PART I      FINANCIAL INFORMATION.

       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - March 31, 1997 and
                   December 31, 1996                                                        1

             Condensed Consolidated Income Statement - Three Months
                   Ended March 31, 1997 and 1996                                            2

             Condensed Consolidated Statement of Cash Flows - Three Months
                   Ended March 31, 1997 and 1996                                            3

             Notes to Interim Condensed Consolidated Financial Information                4 - 6


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                             6 - 8


PART II     OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                         8


       SIGNATURES                                                                           9

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                      (Unaudited)
                                                                       March 31,     December 31,
ASSETS:                                                                   1997          1996
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS                                             $    67,439    $    31,260

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income              5,387,518      5,305,678
 Factored receivables                                                     634,564        564,430
 Operating leases                                                         570,869        517,690
 Leveraged leases                                                         496,865        514,573
 Direct financing leases                                                  389,557        396,388
                                                                      -----------    -----------
                                                                        7,479,373      7,298,759
Less reserve for possible credit losses                                  (152,545)      (148,693)
                                                                      -----------    -----------
    Investment in financing transactions - net                          7,326,828      7,150,066
Other assets and deferred charges                                         340,577        345,408
                                                                      -----------    -----------
                                                                      $ 7,734,844    $ 7,526,734
                                                                      ===========    ===========
LIABILITIES:
 Accounts payable and accrued expenses                                $   102,081    $   119,991
 Due to clients                                                           297,397        218,494
 Interest payable                                                          30,140         52,677
 Senior debt                                                            6,010,987      5,850,223
 Deferred income taxes                                                    257,101        244,208
                                                                      -----------    -----------
                                                                        6,697,706      6,485,593
                                                                      -----------    -----------

Company-obligated mandatory redeemable convertible
   preferred securities of subsidiary trust solely holding
   convertible debentures of the Company, net of expenses
   (TOPrS)                                                                111,550        111,550

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 28,422,000 shares issued                                       284            284
 Additional capital                                                       685,647        684,545
 Retained income                                                          301,221        276,151
 Cumulative translation adjustments                                          (583)         1,008
 Common stock in treasury, 1,243,000 and 893,000 shares
  respectively                                                            (60,981)       (32,397)
                                                                      -----------    -----------
                                                                          925,588        929,591
                                                                      -----------    -----------
                                                                      $ 7,734,844    $ 7,526,734
                                                                      ===========    ===========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     ------------    ------------
                                                                                         1997            1996
                                                                                     ------------    ------------
Interest and income earned from
 financing transactions                                                              $    191,112    $    167,679
Operating lease income                                                                     25,965          22,973
Interest expense                                                                          (97,172)        (88,224)
Depreciation                                                                              (16,449)        (17,278)
                                                                                     ------------    ------------
Interest margins earned                                                                   103,456          85,150
Provision for possible credit losses                                                       (8,000)        (11,624)
                                                                                     ------------    ------------
Net interest margins earned                                                                95,456          73,526
Gains on sale of assets                                                                     3,233           6,730
                                                                                     ------------    ------------
                                                                                           98,689          80,256
Selling, administrative and other operating expenses                                      (45,878)        (37,587)
                                                                                     ------------    ------------
Income from continuing operations before income taxes and preferred
  dividends                                                                                52,811          42,669
Income taxes                                                                              (19,998)        (15,913)
                                                                                     ------------    ------------
Income from continuing operations before preferred dividends                               32,813          26,756
Dividends on preferred securities of subsidiary trust, net of tax                          (1,155)           --
                                                                                     ------------    ------------
Income from continuing operations                                                          31,658          26,756
Income from discontinued operations, net of tax                                              --               365
                                                                                     ------------    ------------
Net Income                                                                           $     31,658    $     27,121
                                                                                     ============    ============

EARNINGS FROM CONTINUING OPERATIONS PER COMMON
 AND EQUIVALENT SHARE                                                                $       1.13    $       0.96
                                                                                     ============    ============

EARNINGS PER COMMON AND EQUIVALENT SHARE                                             $       1.13    $       0.97
                                                                                     ============    ============

DIVIDENDS DECLARED PER COMMON SHARE                                                  $       0.24    $       0.22
                                                                                     ============    ============

AVERAGE OUTSTANDING COMMON AND EQUIVALENT SHARES                                       27,924,000      27,923,000
                                                                                     ============    ============

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ----------------------
OPERATING ACTIVITIES:                                                                         1997         1996
                                                                                           ---------    ---------
 Net income                                                                                $  31,658    $  27,121
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                                        8,000       11,624
   Depreciation and amortization                                                              20,683       21,083
   Gains on sale of assets                                                                    (3,233)      (6,730)
   Deferred income taxes                                                                      12,893       16,297
 Change in assets and liabilities, net of effects from subsidiaries purchased                (39,850)    (108,950)
 Other                                                                                          (789)        (568)
                                                                                           ---------    ---------
      Net cash provided by (used in) operating activities                                     29,362      (40,123)
                                                                                           ---------    ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                                 43,548       42,293
 Proceeds from assets securitized                                                               --        100,000
 Principal collections on financing transactions                                             444,660      375,717
 Expenditures for financing transactions                                                    (480,785)    (541,054)
 Net change in short-term financing transactions                                            (206,743)    (108,352)
 Other                                                                                         1,342          581
                                                                                           ---------    ---------
     Net cash used in investing activities                                                  (197,978)    (130,815)
                                                                                           ---------    ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                                       447,494      115,530
 Long-term borrowings                                                                          5,625      190,000
 Repayment of long-term borrowings                                                          (292,768)    (219,000)
 Proceeds from exercise of stock options                                                       2,707        1,894
 Common stock purchased for treasury                                                         (30,578)        --
 Dividends                                                                                    (6,588)      (6,012)
 Net change in due to clients                                                                 78,903       19,842
                                                                                           ---------    ---------
     Net cash provided by financing activities                                               204,795      102,254
                                                                                           ---------    ---------

Increase (decrease) in cash and cash equivalents                                              36,179      (68,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                31,260       90,280
                                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  67,439    $  21,596
                                                                                           =========    =========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE A   BASIS OF PREPARATION
-----------------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Amounts for the three months ended March 31, 1996, have been restated to reflect discontinued operations.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, this statement changes the accounting treatment of transactions occurring subsequent to December 31, 1996 that transfer financial assets but retain the servicing rights, such as securitizations. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company will provide the required disclosures in their year-end report. The effect on the Company's earnings per share disclosure is not material for the periods presented.


NOTE C   PORTFOLIO QUALITY
--------------------------
         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1997
                             (Dollars in Thousands)

                                                   Revenue Accruing                        Nonaccruing
                                       -------------------------------------    ------------------------------------
                                                                    Repos-
                                         Market                     sessed                      Repos-     Leases         Total
                                        Interest                    Assets                      sessed        &         Carrying
                                        Rate (1)     Impaired        (2)         Impaired       Assets      Other        Amount
                                       ----------   ----------    ----------    ----------   ----------   ----------   ----------
Transportation Finance (3) (4)         $1,423,281   $             $             $            $            $            $1,423,281
Resort Finance (4)                      1,096,435        3,393        14,021            77       21,970                 1,135,896
Commercial Real Estate Finance            713,021       23,694        46,173        13,960        9,777          940      807,565
Corporate Finance (4)                     633,519        3,063                      16,905          335                   653,822
Communications Finance (4)                551,924        8,368                      12,825                                573,117
Commercial Equipment Finance              559,109                                    8,489                     3,499      571,097
Healthcare Finance                        501,609                                    1,010                       389      503,008
Rediscount Finance (4)                    434,052                                      213                                434,265
Franchise Finance                         356,986        1,031                       1,923                       838      360,778
Inventory Finance (4)                     333,451                                    5,160                                338,611
Factoring Services                        255,342                                    5,658                                261,000
Commercial Finance                        178,217                                    9,872                                188,089
Government Finance                        149,597                                                                         149,597
Other (5)                                  34,832                                                             44,415       79,247
                                       ----------   ----------    ----------    ----------   ----------   ----------   ----------
TOTAL (4)                              $7,221,375   $   39,549    $   60,194    $   76,092   $   32,082   $   50,081   $7,479,373
                                       ==========   ==========    ==========    ==========   ==========   ==========   ==========

-------------------

(1) Represents original or renegotiated market interest rate terms, excluding impaired transactions.
(2) The Company earned interest income totaling $1.1 million on repossessed assets during the three months ended March 31, 1997, including $0.9 million in Commercial Real Estate Finance and $0.2 million in Resort Finance.
(3) Includes $171.9 million of new aircraft financing business entered into through the London office.
(4) Excludes $381.0 million of assets securitized and participations sold which the Company manages, including $329.4 million in Corporate Finance, $35.8 million in Communications Finance, $5.0 million in Rediscount Finance, $3.7 million in Resort Finance, $3.6 million in Inventory Finance and $3.5 million in Transportation Finance.
(5) Includes assets retained by the Company subsequent to the sale of the Manufacturer and Dealer Services' line of business.
                              --------------------

Reserve for Possible Credit Losses:

         The reserve for possible credit losses of $152.5 million at March 31, 1997 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    1997              1996
                                                ------------      -----------
                                                    (Dollars in Thousands)

Balance, beginning of period                    $    148,693     $    129,077
Provision for possible credit losses                   8,000           11,624
Write-offs                                            (5,300)          (7,858)
Recoveries                                             1,211              581
Other                                                    (59)             (21)
                                                ------------     ------------
Balance, end of period                          $    152,545     $    133,403
                                                ============     ============

         The specific impairment reserve of $8.2 million at March 31, 1997 applies to $26.8 million of the $115.6 million of impaired loans. The remaining $144.3 million of the reserve for possible credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral.
Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997
                    TO THE THREE MONTHS ENDED MARCH 31, 1996

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). Amounts for the three months ended March 31, 1996 have been restated to reflect discontinued operations.

Results of Operations

         Income from continuing operations and net income for the first quarter of 1997 was $31.7 million ($1.13 per common share) compared to $26.8 million ($0.96 per common share) for the first quarter of 1996, an increase of 18%. Net income for the first quarter of 1996 was $27.1 million ($0.97 per common share).

         Interest margins earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, was $103.5 million in the first quarter of 1997, compared to $85.2 million in the same period a year ago. This 21% increase was primarily the result of a 16% increase in managed assets and an increase in interest margins earned as a percentage of average earning assets (from 5.7% to 5.9%).

         In the first quarter of 1997, managed assets increased at a 10% annualized growth rate as a result of new business recorded, partially offset by normal portfolio amortization and $160 million of prepayments. New business and fee-based volume totaled $1.43 billion in the first quarter of 1997, compared to $1.34 billion in the first quarter of 1996. In accordance with the Company's strategy to diversify into non-asset related businesses, fee-based volume represented a larger percentage of new activity in the first quarter of 1997 than in the first quarter of 1996.

         Interest margins earned as a percentage of average earning assets increased primarily because of lower interest costs. Interest costs as a percentage of average earning assets were lower during the first quarter of 1997 compared to 1996 primarily due to improved credit ratings, the maturity of certain interest rate hedges and lower debt to equity leverage during the period. Lower interest costs were partially offset by a decrease in income earned from financing transactions as a percentage of average earning assets in the first quarter of 1997 compared to 1996.

         Provision for credit losses. The provision for credit losses for the first quarter of 1997 was lower than the first quarter of 1996, as were write-offs. As an annualized percentage of average managed assets (excluding participations sold in which the Company has transferred credit risk), write-offs were 0.28% for the first quarter of 1997 compared to 0.47% in the first quarter of 1996. Management believes that 0.28% is unusually low and will not likely be sustained over the long-term.

         Gains on sale of assets. Gains on sale of assets were down in the first quarter of 1997 compared to an unusually high level in 1996. Gains are sporadic in nature and can vary significantly from period to period.

         Selling, administrative and other operating expenses. Selling, administrative and other operating expenses ("operating expenses") were higher in the first quarter of 1997 than in 1996, primarily due to the increased costs associated with the increase in the Company's portfolio. For the quarter, operating expenses as a percentage of interest margins earned were 44.3%, compared to 44.1% in the first quarter of 1996. Included in operating expenses for the first quarter of 1997 were higher incentive compensation accruals, including a $6.3 million pre-tax expense for the Chairman, President and Chief Executive Officer's value sharing plan, under an employment agreement, which reached one of its share price objectives in the first quarter of 1997. This plan is more fully described in The FINOVA Group's Annual Proxy Statement.

Financial Condition, Liquidity and Capital Resources

         Managed assets increased by $197.1 million during the first quarter of 1997 to $7,860 million at March 31, 1997. This increase is primarily attributable to the new business funded during the quarter, partially offset by portfolio amortization and prepayments.

         The reserve for possible credit losses increased to $152.5 million from $148.7 million at December 31, 1997 as a result of an $8.0 million provision for credit losses which was partially offset by $5.3 million of write-offs. The Company continues to experience improving portfolio performance as measured by nonaccruing assets, write-offs and reserve coverage. Nonaccruing assets are 2.0% of managed assets at March 31, 1997 and December 31, 1996, and the reserve for possible credit losses is 96.4% of nonaccruing assets at March 31, 1997, compared to 95.6% at the end of 1996.

         Growth in funds employed is generally financed by the Company's internally generated cash flow and new borrowings. As a result of the sale of the Company's Manufacturer & Dealer Services unit and the issuance of company-obligated mandatory redeemable convertible preferred securities ("TOPrS") during the fourth quarter of 1996, the Company had significantly paid down its commercial paper borrowings. As a result of the new business booked in the first quarter of 1997, outstanding commercial paper increased to $2.9 billion at March 31, 1997. Consequently, long-term borrowings only increased by $5.6 million during the first quarter of 1997. Senior debt outstanding totaled $6.0 billion at March 31, 1997 compared to $5.9 billion at December 31, 1996. The debt to equity ratio for FINOVA Capital was 5.50x at March 31, 1997, up slightly from 5.47x at December 31, 1996.

         Deferred taxes, which are generally used to reduce debt, were $257.1 million at March 31, 1997 compared to $244.2 million at the end of 1996.

Recent Developments and Business Outlook

         In December 1996, the Company, through a subsidiary trust, issued $115.0 million of TOPrS, before transaction costs of $3.5 million. The subsidiary trust holds solely convertible debentures of the Company. During the first quarter of 1997, the Company recorded $1.2 million of preferred dividends related to the securities, net of tax.

         On March 25, 1997, the Federal Reserve Board's Open Market Committee voted to increase the federal funds rate by 25 basis points to 5.50%. The resulting increase in general interest rates in the first quarter did not significantly impact interest margins earned for the period. As a result of the Company's matched funding policy, whereby floating rate assets are matched with floating rate debt, the impact of changes in interest rates on net interest margins earned is significantly mitigated. The Company's policy generally is to limit the difference between floating rate assets and floating rate debt to 3% of total assets.

         During the first quarter of 1997, the Company initiated the FINOVA Investment Alliance to provide equity and mezzanine debt financing to mid-side businesses in conjunction with institutional investors and selected fund sponsors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------

       (a)   The following exhibits are filed herewith:

             Exhibit No.        Document
             --------------     ------------------------------------------------
                  11            Computation of Earnings Per Share.

                  12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                  27            Financial Data Schedule.


       (b)   Reports on Form 8-K:

                   A Report on Form 8-K,  dated  April  15,  1997,  was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the first quarter ended March 31, 1997 (unaudited).

                              THE FINOVA GROUP INC.





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE FINOVA GROUP INC.

                                               (Registrant)



Dated: May 8, 1997              By:           /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
     ` Chief Financial Officer and Controller Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1996 FORM 10-Q


Exhibit No.                            Document
-----------      ---------------------------------------------------------------
   11            Computation of Earnings Per Share.

   12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

   27            Financial Data Schedule.
                                       10