Form 10-Q
period 1997-06-30
FINOVA GROUP INC
filed 1997-08-06
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1997

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

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1997, 27,139,000 shares of Common Stock ($0.01 par value) were outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                 (Unaudited)
                                                                   June 30,      December 31,
                                                                     1997           1996
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS                                       $    49,587      $    31,260

 INVESTMENT IN FINANCING TRANSACTIONS:
  Loans and other financing contracts, less unearned income       5,730,898        5,305,678
  Operating leases                                                  628,423          517,690
  Factored receivables                                              597,515          564,430
  Leveraged leases                                                  517,671          514,573
  Direct financing leases                                           351,689          396,388
                                                                -----------      -----------
                                                                  7,826,196        7,298,759
 Less reserve for possible credit losses                           (159,747)        (148,693)
                                                                -----------      -----------
     Investment in financing transactions - net                   7,666,449        7,150,066
 Other assets and deferred charges                                  344,367          345,408
                                                                -----------      -----------
                                                                $ 8,060,403      $ 7,526,734
                                                                ===========      ===========
 LIABILITIES:
  Accounts payable and accrued expenses                         $   117,594      $   119,991
  Due to clients                                                    241,953          218,494
  Interest payable                                                   46,693           52,677
  Senior debt                                                     6,338,122        5,850,223
  Deferred income taxes                                             255,896          244,208
                                                                -----------      -----------
                                                                  7,000,258        6,485,593
                                                                -----------      -----------

Company-obligated mandatory redeemable convertible
    preferred securities of subsidiary trust solely holding
    convertible debentures of the Company, net of expenses
    (TOPrS)                                                         111,550          111,550

 STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 28,422,000 shares issued                                284              284
  Additional capital                                                686,564          684,545
  Retained income                                                   328,466          276,151
  Cumulative translation adjustments                                   (288)           1,008
  Common stock in treasury, 1,297,000 and 893,000 shares
   respectively                                                     (66,431)         (32,397)
                                                                -----------      -----------
                                                                    948,595          929,591
                                                                -----------      -----------
                                                                $ 8,060,403      $ 7,526,734
                                                                ===========      ===========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                         ------------------------------      ----------------------------
                                             1997              1996              1997             1996
                                         ------------      ------------      ------------      ----------
Interest and income earned from
  financing transactions                 $    199,541      $    167,593      $    390,653      $  335,272
Operating lease income                         28,946            25,042            54,911          48,015
Interest expense                             (101,883)          (89,718)         (199,055)       (177,942)
Depreciation                                  (17,610)          (14,625)          (34,059)        (31,903)
                                         ------------      ------------      ------------      ----------
Interest margins earned                       108,994            88,292           212,450         173,442
Provision for possible credit losses          (18,300)           (7,876)          (26,300)        (19,500)
                                         ------------      ------------      ------------      ----------
Net interest margins earned                    90,694            80,416           186,150         153,942
Gains on sale of assets                        10,468             1,315            13,701           8,045
                                         ------------      ------------      ------------      ----------
                                              101,162            81,731           199,851         161,987
Selling, administrative and other
 operating expenses                           (46,612)          (34,488)          (92,490)        (72,075)
                                         ------------      ------------      ------------      ----------
Income from continuing operations
 before income taxes and preferred
 dividends                                     54,550            47,243           107,361          89,912
Income taxes                                  (19,853)          (18,391)          (39,851)        (34,304)
                                         ------------      ------------      ------------      ----------
Income from continuing operations
 before preferred dividends                    34,697            28,852            67,510          55,608
Dividends on preferred securities of
 subsidiary trust, net of tax                    (946)             --              (2,101)             --
                                         ------------      ------------      ------------      ----------
Income from continuing operations              33,751            28,852            65,409          55,608
Loss from discontinued operations,
 net of tax                                      --                (731)             --              (366)
                                         ------------      ------------      ------------      ----------
Net Income                               $     33,751      $     28,121      $     65,409      $   55,242
                                         ============      ============      ============      ==========

EARNINGS FROM CONTINUING
 OPERATIONS PER COMMON
 AND EQUIVALENT SHARE                    $       1.21      $       1.03      $       2.34      $     1.99
                                         ============      ============      ============      ==========

EARNINGS PER COMMON AND
 EQUIVALENT SHARE                        $       1.21      $       1.01      $      2.34       $     1.98
                                         ============      ============      ============      ==========

DIVIDENDS DECLARED PER
 COMMON SHARE                            $       0.24      $       0.22      $       0.48      $     0.44
                                         ============      ============      ============      ==========

AVERAGE OUTSTANDING COMMON
 AND EQUIVALENT SHARES                     27,888,000        27,961,000        27,906,000      27,942,000
                                         ============      ============      ============      ==========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        ----------------------------
OPERATING ACTIVITIES:                                                       1997             1996
                                                                        -----------      -----------
 Net income                                                             $    65,409      $    55,242
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                      26,300           19,500
   Depreciation and amortization                                             42,576           38,629
   Gains on sale of assets                                                  (13,701)          (8,045)
   Deferred income taxes                                                     11,688           16,160
 Change in assets and liabilities, net of effects from subsidiaries
  purchased                                                                 (33,183)         (98,110)
 Other                                                                         (514)           1,300
                                                                        -----------      -----------
      Net cash provided by operating activities                              98,575           24,676
                                                                        -----------      -----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                               109,250           64,241
 Proceeds from assets securitized                                            16,150          100,000
 Principal collections on financing transactions                            946,031          797,383
 Expenditures for financing transactions                                 (1,146,890)        (992,705)
 Net change in short-term financing transactions                           (472,021)        (285,861)
 Purchase of portfolios                                                        --               (795)
 Other                                                                        1,765            1,482
                                                                        -----------      -----------
     Net cash used in investing activities                                 (545,715)        (316,255)
                                                                        -----------      -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                      632,868          215,392
 Long-term borrowings                                                       565,625          565,000
 Repayment of long-term borrowings                                         (710,479)        (523,788)
 Proceeds from exercise of stock options                                      4,384            2,446
 Common stock purchased for treasury                                        (37,296)            --
 Dividends                                                                  (13,094)         (12,032)
 Net change in due to clients                                                23,459          (22,467)
                                                                        -----------      -----------
     Net cash provided by financing activities                              465,467          224,551
                                                                        -----------      -----------

Increase (decrease) in cash and cash equivalents                             18,327          (67,028)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               31,260           90,280
                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    49,587      $    23,252
                                                                        ===========      ===========

See notes to interim consolidated financial information

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE A   BASIS OF PREPARATION
-----------------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the quarter and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Amounts for the six months ended June 30, 1996 have been restated to reflect discontinued operations.

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

         In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Management does not expect this standard to have a material effect on the Company's financial statements.

         In June 1997 the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. This standard requires segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the company. The standard also requires disclosures regarding products and services, geographical areas and major customers. The Company is currently evaluating the impact of this standard on its disclosures.

         The company plans to adopt both SFAS No. 130 and No. 131 in 1998.

NOTE C   PORTFOLIO QUALITY
--------------------------
         The following table presents, by line of business, the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  JUNE 30, 1997
                             (Dollars in Thousands)

                                             Revenue Accruing                         Nonaccruing
                                   ----------------------------------  ------------------------------------
                                      Market                 Repos-                    Repos-                   Total
                                     Interest                sessed                    sessed      Leases      Carrying
                                     Rate (1)    Impaired   Assets(2)   Impaired       Assets      & Other      Amount         %
                                   -----------   --------   ---------  ----------   ----------   ----------   ----------     -----
Transportation Finance (3) (4)      $1,532,966   $   --     $   --     $     --     $     --     $     --     $1,532,966      19.6
Resort Finance (4)                   1,142,389      3,223     14,333           99       21,186         --      1,181,230      15.1
Corporate Finance (4)                  755,307      1,096       --         19,981          335         --        776,719       9.9
Commercial Real Estate Finance         630,839     23,859     41,824        7,859       13,681          196      718,258       9.2
Communications Finance (4)             614,361      8,384       --         12,825         --           --        635,570       8.1
Commercial Equipment Finance           596,364       --         --          8,482         --          4,460      609,306       7.8
Healthcare Finance                     503,493       --         --          2,742         --          1,267      507,502       6.5
Rediscount Finance (4)                 501,164       --         --            198         --           --        501,362       6.4
Franchise Finance (4)                  353,593        952       --          1,671         --            456      356,672       4.6
Inventory Finance (4)                  347,229       --         --          4,391         --           --        351,620       4.5
Factoring Services                     222,174       --         --         24,221         --           --        246,395       3.1
Commercial Finance                     178,046       --         --          9,754         --           --        187,800       2.4
Public Finance                         150,540       --         --           --           --           --        150,540       1.9
Other                                   38,175       --         --           --           --         32,081       70,256       0.9
                                    ----------   --------   --------   ----------   ----------   ----------   ----------     -----
TOTAL (4)                           $7,566,640   $ 37,514   $ 56,157   $   92,223   $   35,202   $   38,460   $7,826,196     100.0
                                    ==========   ========   ========   ==========   ==========   ==========   ==========     =====

(1) Represents original or renegotiated market interest rate terms, excluding impaired transactions.
(2) The Company earned interest income totaling $2.1 million on repossessed assets during the six months ended June 30, 1997, including $1.6 million in Commercial Real Estate Finance and $0.5 million in Resort Finance.
(3) Includes $237.3 million of new aircraft financing business entered into through the London office.
(4) Excludes $394.0 million of assets securitized and participations sold which the Company manages, including $319.7 million in Corporate Finance, $38.9 million in Communications Finance, $15.9 million in Franchise Finance, $9.1 million in Transportation Finance, $4.7 million in Rediscount Finance, $3.7 million in Resort Finance and $2.0 million in Inventory Finance.

                          ----------------------------

Reserve for Possible Credit Losses:

         The reserve for possible credit losses of $159.7 million at June 30, 1997 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                          Six Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       1997             1996
                                                   ------------      -----------
                                                       (Dollars in Thousands)

Balance, beginning of period                       $    148,693     $    129,077
Provision for possible credit losses                     26,300           19,500
Write-offs                                             (16,858)         (15,240)
Recoveries                                                1,634            1,482
Other                                                      (22)            2,098
                                                   ------------     ------------
Balance, end of period                             $    159,747     $    136,917
                                                   ============     ============

         The specific impairment reserve of $7.5 million at June 30, 1997 applies to $29.7 million of the $129.7 million of impaired loans. The remaining $152.2 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997
                      TO THE SIX MONTHS ENDED JUNE 30, 1996

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). Amounts for the six months ended June 30, 1996 have been restated to reflect discontinued operations.

Results of Operations

         Net income and income from continuing operations for the six months ended June 30, 1997 was $65.4 million ($2.34 per common share), compared to net income of $55.2 ($1.98 per common share) and income from continuing operations of $55.6 million ($1.99 per common share) for the first six months of 1996.

         Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, were $212.5 million for the six months ended June 30, 1997 compared with $173.4 million during the same period in 1996, an increase of 22%. The increase was primarily due to a 16% growth in average managed assets (investment in financing transactions plus securitizations and participations sold) in 1997 as compared to June 30, 1996. In addition, interest margins earned as a percentage of average earning assets increased to 6.0% from

5.7%. The higher interest margins earned are attributable to increases in the rate earned on the company's investment in financing transactions combined with a lower aggregate cost of funds.

         Provision for Possible Credit Losses. The provision for possible credit losses increased to $26.3 million for the first six months of 1997, compared to $19.5 million during the same period in 1996. The increase is attributable to the increase in financing transactions for the first six months of 1997 as compared to the same period in 1996 and slightly higher write-offs during the six months ended June 30, 1997 ($16.9 million compared to $15.2 million in the first six months of 1996). At June 30, 1997, the reserve for possible credit losses was 96.3% of nonaccruing assets compared to 87.9% a year earlier.

         Gains on Sale of Assets. During the first six months of 1997, the company recorded gains on sale of assets totaling $13.7 million compared to $8.0 million during the same period one year ago. Included in the 1997 amount was a gain resulting from the sale of the company's interest in a real estate leveraged lease transaction. Gains on sale of assets are sporadic in nature and result primarily from assets coming off lease which are subsequently sold.

         Selling, administrative and other operating expense. Selling, administrative and other operating expenses ("operating expenses") were higher during the six months ended June 30, 1997, due principally to the growth in managed assets and incentives related to the company's new business, profitability and stock performance. As a percentage of interest margins earned, operating expenses were 43.5% for the first six months of 1997 compared to 41.6% for the first six months of 1996.

         Income taxes. Income taxes were higher for the first six months of 1997 compared to the corresponding period in 1996 due to the increase in pre-tax income. The effective tax rate, which decreased to 37.1% in 1997 from 38.2% in 1996, was partially due to the company's ability to utilize capital loss carryforwards.


Financial Condition, Liquidity and Capital Resources

         Managed assets grew by $556.9 million during the first six months of 1997 and totaled $8.22 billion at June 30, 1997. The increase was due to new business of $1.56 billion booked during the 1997 period (compared to $1.23 billion for the 1996 period), partially offset by normal portfolio amortization and prepayments.

         The reserve for possible credit losses increased to $159.7 million from $148.7 million at December 31, 1996 while non-accruing assets increased to $165.9 million at June 30, 1997 from $155.5 million at the end of 1996. However, non-accruing assets remained at 2.0% of ending managed assets (exclusive of participations sold) and reserve coverage (reserves/non-accruing assets) increased to 96.3% at June 30, 1997 from 95.6% at December 31, 1996.

         The company had total debt outstanding of $6.34 billion at June 30, 1997 or 5.98 times its equity base (including convertible preferred securities) of $1.06 billion at June 30, 1997.

         Growth in funds employed is financed by the company's internally generated funds and new borrowings. During the six months ended June 30, 1997, the company issued $566 million in new long-term borrowings and recognized a net increase in commercial paper borrowings of approximately $633 million. Repayments of long-term debt totaled $710 million during the first six months of 1997. The company repurchased 517,900 shares of its common stock during the first six months of 1997. These shares are intended to fund awards under the Company's stock incentive plan.


Recent Developments and Business Outlook

         At the close of trading on July 7, 1997, Standard & Poor's Financial Information Services began to include the company in its calculation of the "S&P MidCap 400", a composite stock price index.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on May 8, 1997. At that meeting, Stockholders owning 22,869,410 shares of the Company's common stock ("Shares") were present in person or by proxy. The Stockholders approved each matter submitted by the following votes:

                         Item                                   For            Against        Abstain*
------------------------------------------------------------------------------------------------------
1. (a) Election of Mr. Robert H. Clark Jr. as a Director     22,595,775           N/A            N/A

   (b) Election of Ms. Shoshana B. Tancer as a Director      22,587,103           N/A            N/A


2. Amendment of the 1992 Stock Incentive Plan                17,183,581        5,278,165       407,664

3. Appointment of Deloitte & Touche LLP as Auditors for      22,603,223          226,678        39,509
1997

* Abstain includes broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

    (a)   The following exhibits are filed herewith:

          Exhibit No.    Document
          -----------    -----------------------------------------------------
              10         Second Amendment  to Employment Agreement of  Samuel L.
                         Eichenfield dated July 16, 1997 (providing for the deferral of bonus payments until his retirement at or after age 65).

              11         Computation of Earnings Per Share.

              12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

              27         Financial Data Schedule.


    (b)   Reports on Form 8-K:

                A Report on Form 8-K, dated July 21, 1997, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1997 (unaudited).

                              THE FINOVA GROUP INC.





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          THE FINOVA GROUP INC.

                                              (Registrant)



Dated: August 6, 1997          By:           /s/ Bruno A. Marszowski
                                  ----------------------------------------------
                               Bruno A. Marszowski, Senior Vice President, Chief
                               Financial Officer and Controller
                               Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                             JUNE 30, 1997 FORM 10-Q


Exhibit No.                              Document
--------------     -------------------------------------------------------------
     10            Second  Amendment  to  Employment   Agreement  of  Samuel  L.
                   Eichenfield dated July 16, 1997 (providing for the deferral of bonus payments until his retirement at or after age 65).

     11            Computation of Earnings Per Share.

     12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

     27            Financial Data Schedule.