Form 10-Q
period 1997-09-30
FINOVA GROUP INC
filed 1997-11-03
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                September 30, 1997

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 1997, 56,174,000 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.


                                TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------
PART I FINANCIAL INFORMATION.
       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - September 30, 1997 and
                   December 31, 1996                                                                    1

             Condensed Consolidated Income Statement - Three and Nine Months
                   Ended September 30, 1997 and 1996                                                    2

             Condensed Consolidated Statement of Cash Flows - Nine Months
                   Ended September 30, 1997 and 1996                                                    3

             Notes to Interim Condensed Consolidated Financial Information                            4 - 6


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                         6 - 8


PART II      OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                                     8


       SIGNATURES                                                                                       9

                         PART I - FINANCIAL INFORMATION
                 ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  September 30,   December 31,
                                                                       1997           1996
                                                                   -----------    -----------
 CASH AND CASH EQUIVALENTS                                         $    42,567    $    31,260

 INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income           5,823,834      5,305,678
 Operating leases                                                      697,908        517,690
 Factored receivables                                                  659,612        564,430
 Leveraged leases                                                      572,344        514,573
 Direct financing leases                                               321,902        396,388
                                                                   -----------    -----------
                                                                     8,075,600      7,298,759
 Less reserve for possible credit losses                              (167,754)      (148,693)
                                                                   -----------    -----------
 Investment in financing transactions - net                          7,907,846      7,150,066
 Other assets and deferred charges                                     357,307        345,408
                                                                   -----------    -----------
                                                                   $ 8,307,720    $ 7,526,734
                                                                   ===========    ===========
 LIABILITIES:
 Accounts payable and accrued expenses                             $   115,058    $   119,991
 Due to clients                                                        300,308        218,494
 Interest payable                                                       38,100         52,677
 Senior debt                                                         6,502,512      5,850,223
 Deferred income taxes                                                 262,271        244,208
                                                                   -----------    -----------
                                                                     7,218,249      6,485,593
                                                                   -----------    -----------

 Company-obligated mandatory redeemable convertible
  preferred securities of subsidiary trust solely holding
  convertible debentures of the Company (TOPrS), net of expenses       111,550        111,550

 SHAREOWNERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
       authorized, 56,844,000 shares issued                                568            568
 Additional capital                                                    685,268        684,261
 Retained income                                                       355,768        276,151
 Cumulative translation adjustments                                       (221)         1,008
 Common stock in treasury, 2,402,000 and 1,786,000 shares,
  respectively                                                         (63,462)       (32,397)
                                                                   -----------    -----------
                                                                       977,921        929,591
                                                                   -----------    -----------
                                                                   $ 8,307,720    $ 7,526,734
                                                                   ===========    ===========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                       ----------------------------    ----------------------------
                                           1997            1996            1997            1996
                                       ------------    ------------    ------------    ------------
Interest and income earned from
  financing transactions               $    207,103    $    181,616    $    597,756    $    516,888
Operating lease income                       30,253          23,356          85,164          71,371
Interest expense                           (105,592)        (91,629)       (304,647)       (269,571)
Depreciation                                (17,727)        (15,247)        (51,786)        (47,150)
                                       ------------    ------------    ------------    ------------
Interest margins earned                     114,037          98,096         326,487         271,538
Provision for possible credit losses        (22,000)        (11,664)        (48,300)        (31,164)
                                       ------------    ------------    ------------    ------------
Net interest margins earned                  92,037          86,432         278,187         240,374
Gains on sale of assets                       8,706             397          22,407           8,442
                                       ------------    ------------    ------------    ------------
                                            100,743          86,829         300,594         248,816
Selling, administrative and other
 operating expenses                         (44,773)        (38,569)       (137,263)       (110,644)
                                       ------------    ------------    ------------    ------------
Income from continuing operations
 before income taxes and preferred
 dividends                                   55,970          48,260         163,331         138,172
Income taxes                                (20,103)        (17,771)        (59,954)        (52,075)
                                       ------------    ------------    ------------    ------------
Income from continuing operations
 before preferred dividends                  35,867          30,489         103,377          86,097
Dividends on preferred securities of
 subsidiary trust, net of tax                  (946)           --            (3,047)           --
                                       ------------    ------------    ------------    ------------
Income from continuing operations            34,921          30,489         100,330          86,097
Loss from discontinued operations,
 net of tax                                    --              (726)           --            (1,092)
                                       ------------    ------------    ------------    ------------
Net Income                             $     34,921    $     29,763    $    100,330    $     85,005
                                       ============    ============    ============    ============

EARNINGS FROM CONTINUING
 OPERATIONS PER COMMON
 AND EQUIVALENT SHARE                  $       0.62    $       0.54    $       1.79    $       1.54
                                       ============    ============    ============    ============

EARNINGS PER COMMON AND
 EQUIVALENT SHARE                      $       0.62    $       0.53    $       1.79    $       1.52
                                       ============    ============    ============    ============

DIVIDENDS DECLARED PER
 COMMON SHARE                          $       0.14    $       0.12    $       0.38    $       0.34
                                       ============    ============    ============    ============

AVERAGE OUTSTANDING COMMON
 AND EQUIVALENT SHARES                   56,064,000      56,062,000      55,908,000      55,942,000
                                       ============    ============    ============    ============

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
OPERATING ACTIVITIES:                                                  1997           1996
                                                                   -----------    -----------
 Net income                                                        $   100,330    $    85,005
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                 48,300         31,164
   Depreciation and amortization                                        64,620         57,509
   Gains on sale of assets                                             (22,407)        (8,442)
   Deferred income taxes                                                18,063         32,008
 Change in assets and liabilities, net of effects from companies
  purchased                                                            (61,569)      (121,380)
 Other                                                                  (3,546)           478
                                                                   -----------    -----------
      Net cash provided by operating activities                        143,791         76,342
                                                                   -----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                          157,281         76,104
 Proceeds from assets securitized                                       16,150        100,000
 Principal collections on financing transactions                     1,445,225      1,260,788
 Expenditures for financing transactions                            (1,691,539)    (1,479,265)
 Net change in short-term financing transactions                      (747,479)      (499,802)
 Purchase of portfolios                                                   --           (7,455)
 Other                                                                   2,229          1,918
                                                                   -----------    -----------
     Net cash used in investing activities                            (818,133)      (547,712)
                                                                   -----------    -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                 711,621        467,219
 Long-term borrowings                                                  688,625        564,988
 Repayment of long-term borrowings                                    (748,128)      (586,237)
 Proceeds from exercise of stock options                                 9,726          5,410
 Common stock purchased for treasury                                   (37,296)          --
 Dividends                                                             (20,713)       (18,628)
 Net change in due to clients                                           81,814          5,190
                                                                   -----------    -----------
     Net cash provided by financing activities                         685,649        437,942
                                                                   -----------    -----------

Increase (decrease) in cash and cash equivalents                        11,307        (33,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          31,260         90,280
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    42,567    $    56,852
                                                                   ===========    ===========

See notes to interim consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE A   BASIS OF PREPARATION
------   --------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the quarter and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         On August 14, 1997, the Board of Directors declared a two-for-one stock split on the Company's common stock effective October 1, 1997 in the form of a stock dividend to holders of record on September 1, 1997. Common stock issued and additional paid-in capital as of September 30, 1997, have been restated to reflect this split. The number of shares issued at September 30, 1997, after giving effect to the split was 54,442,000 common shares (27,221,000 common shares before the split). All share and per share data including stock option and stock purchase plan information has been restated to reflect the split.

         Amounts for the nine months ended September 30, 1996 have been restated to reflect discontinued operations.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES
------   -------------------------------
         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Management does not expect this standard will have a material effect on the Company's financial statements.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. This standard requires segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the Company. The standard also requires disclosures regarding products and services, geographical areas and major customers. Adoption of this standard will require the Company to include additional detail in its disclosures, including certain disaggregated operating information.

         The Company plans to adopt both SFAS No. 130 and No. 131 in 1998.

NOTE C   PORTFOLIO QUALITY
------   -----------------
         The following table presents, by line of business, the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 1997
                             (Dollars in Thousands)

                                            Revenue Accruing                           Nonaccruing
                                  ------------------------------------   --------------------------------------
                                    Market                   Repos-                      Repos-                     Total
                                   Interest                  sessed                      sessed        Leases      Carrying
                                   Rate (1)     Impaired    Assets(2)     Impaired       Assets       & Other       Amount       %
                                  ----------   ----------   ----------   ----------   ------------   ----------   ----------   -----
 Transportation Finance (3) (4)   $1,605,116   $     --     $     --     $     --     $       --     $     --     $1,605,116    19.9
 Resort Finance (4)                1,161,194         --         14,588        3,696         22,818         --      1,202,296    14.9
 Corporate Finance (4)               860,153        1,039         --         28,398           --           --        889,590    11.0
 Commercial Real Estate Finance      618,136       24,037       41,403        7,733         13,414          196      704,919     8.7
 Communications Finance (4)          580,278        8,570         --         12,875           --           --        601,723     7.5
 Commercial Equipment Finance        564,845         --           --         11,852           --          4,607      581,304     7.2
 Rediscount Finance (4)              547,040         --           --          1,059           --           --        548,099     6.8
 Healthcare Finance                  492,311         --           --          2,009           --            660      494,980     6.1
 Inventory Finance (4)               393,509         --           --          4,851           --           --        398,360     4.9
 Franchise Finance (4)               380,413          855         --          2,131           --            425      383,824     4.8
 Factoring Services                  242,636         --           --         27,425           --           --        270,061     3.3
 Commercial Finance                  186,990         --           --          9,762           --           --        196,752     2.4
 Public Finance                      147,237         --           --           --             --           --        147,237     1.8
 Other                                31,860         --           --           --             --         19,479       51,339     0.7
                                  ----------   ----------   ----------   ----------   ------------   ----------   ----------   -----
 TOTAL (4)                        $7,811,718   $   34,501   $   55,991   $  111,791   $     36,232   $   25,367   $8,075,600   100.0
                                  ==========   ==========   ==========   ==========   ============   ==========   ==========   =====

(1) Represents original or renegotiated market interest rate terms, excluding impaired transactions.
(2) The Company earned interest income totaling $3.0 million on repossessed assets during the nine months ended September 30, 1997, including $2.3 million in Commercial Real Estate Finance and $0.7 million in Resort Finance.
(3) Includes $275.8 million of new aircraft financing business entered into through the London office.
(4) Excludes $373.7 million of assets securitized and participations sold which the Company services including $316.6 million in Corporate Finance, $21.4 million in Communications Finance, $15.8 million in Franchise Finance, $8.6 million in Transportation Finance, $4.8 million in Rediscount Finance, $4.8 million in Resort Finance, $1.7 million in Inventory Finance.

Reserve for Possible Credit Losses:

         The reserve for possible credit losses of $167.8 million and $144.3 million at September 30, 1997 and 1996, respectively, represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                   ----------------------------
                                                         1997            1996
                                                      ---------       ---------
                                                        (Dollars in Thousands)

 Balance, beginning of period                         $ 148,693       $ 129,077
 Provision for possible credit losses                    48,300          31,164
 Write-offs                                             (31,263)        (24,018)
 Recoveries                                               2,098           1,918
 Other                                                      (74)          6,152
                                                      ---------       ---------
 Balance, end of period                               $ 167,754       $ 144,293
                                                      =========       =========


         A specific impairment reserve of $8.3 million at September 30, 1997 applies to $36.5 million of impaired loans totaling approximately $146.3 million. The remaining $159.5 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may reclassify reserves between the general and specific reserves as considered necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). Amounts for the nine months ended September 30, 1996 have been restated to reflect discontinued operations and per share data has been retroactively restated to reflect a two-for-one stock split effective October 1, 1997.

Results of Operations

         Net income and income from continuing operations for the nine months ended September 30, 1997 were both $100.3 million ($1.79 per common share), compared to net income of $85.0 million ($1.52 per common share) and income from continuing operations of $86.1 million ($1.54 per common share) for the first nine months of 1996.

         Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases, were $326.5 million for the first nine months of 1997 compared with $271.5 million during the same period in 1996, an increase of 20%. The increase was primarily due to a 16% increase in average managed assets (investments in financing transactions plus securitizations and participations sold) during the nine months ended September 30, 1997 compared to the first nine months of 1996. In addition, interest margins earned as a percentage of average earning assets for the first nine months of 1997 increased to 6.0% from 5.9% in 1996. The higher margin percentages are primarily the result of a lower cost of funds and lower debt leverage.

         Provision for Possible Credit Losses. The provision for possible credit losses increased to $48.3 million for the nine months ended September 30, 1997 compared to $31.2 million for the first nine months of 1996. The increase is primarily attributable to the growth in managed assets during the first nine months of 1997, coupled with reserve requirements related to increased write-offs in the Company's Factoring portfolio. Write-offs for the remainder of the Company were lower on an aggregate basis through the first nine months of 1997 than the comparable period one year ago.

         Gains on Sale of Assets. For the nine months ended September 30, 1997, the Company recorded $22.4 million in gains on sale of assets compared to $8.4 million in the first nine months of 1996. This increase was primarily attributable to a gain resulting from the sale of the Company's interest in a real estate leveraged lease transaction. Gains on sale of assets are sporadic in nature and result primarily from assets coming off lease which are subsequently sold.

         Selling, Administrative and Other Operating Expenses. Selling, administrative and other operating expenses ("operating expenses") were higher during the nine months ended September 30, 1997, due primarily to the growth in managed assets, as well as incentives related to the Company's new business, profitability and stock performance. As a percentage of interest margins earned, operating expenses for the first nine months of 1997 were 42.0% compared to 40.7% for the nine months ended September 30, 1996. Operating expenses include costs related to projects underway to develop accurate date recognition and data processing with respect to the Year 2000; these costs have been immaterial to date and are not expected to have a material impact on the Company's earnings in the future.

         Income Taxes. Income taxes were higher for the first nine months of 1997 compared to the corresponding period in 1996 due to the increase in pre-tax income. The effective tax rate, which decreased to 36.7% during the first nine months of 1997 from 37.7% during the first nine months of 1996, was partially due to the Company's ability to utilize capital loss carryforwards.

Financial Condition, Liquidity and Capital Resources


         At September 30, 1997, managed assets totaled $8.45 billion compared to $7.66 billion at December 31, 1996. The increase in managed assets was due to new business of $2.31 billion booked during the first nine months of 1997 (compared to $1.87 billion during the nine months ended September 30, 1996), partially offset by normal portfolio amortization and prepayments. In addition, the Company recorded $2.67 billion in fee-based volume for the nine months ended September 30, 1997, compared to $2.12 billion for the nine months ended September 30, 1996.

         The reserve for possible credit losses increased to $167.8 million at September 30, 1997, compared to $148.7 million at December 31, 1996. This increase is primarily the result of the increase in the Company's financing portfolio; the reserve as a percentage of managed assets (excluding participations) remains at 2.0% at September 30, 1997, the same level as year-end. The reserve for possible credit losses increased to 96.7% of non-accruing assets at September 30, 1997, compared to 95.6% at December 31, 1996; non-accruing assets at September 30, 1997, were $173.4 million compared to $155.5 million at the end of 1996.

         At September 30, 1997, the Company had $6.50 billion of senior debt outstanding, representing 5.97 times the Company's $1.09 billion equity base (including $111.6 million of convertible preferred stock), compared to $5.85 billion at December 31, 1996, representing 5.62 times the Company's equity base.

         Growth in funds employed is financed by the Company's internally generated funds and new borrowings. During the nine months ended September 30, 1997, the Company issued $688.6 million in new long-term borrowings and recognized a net increase in borrowings under commercial paper of $711.6 million. During the same period, the Company repaid $748.1 million in long-term borrowings. The Company repurchased approximately 517,900 shares of its common stock during the first nine months of 1997; these shares are intended to fund awards under the Company's stock incentive plans.

Recent Developments and Business Outlook

         On August 14, 1997, the Company's board of directors declared a two-for-one split of the Company's common stock effective October 1, 1997 for shareowners of record as of September 1, 1997. The number of shares issued at September 30, 1997, after giving effect to the split was 54,442,000 common shares (27,221,000 common shares before split). At that time, the board of directors also increased the Company's quarterly dividend from $0.12 per share to $0.14 per share (adjusted for post-split shares).

         Subsequent to September 30, 1997, the Company consummated the acquisition of Belgravia Capital Corporation, a commercial mortgage banking organization located in Irvine, California. The terms of the transaction included an initial payment to Belgravia's shareholders of approximately $87.5 million in FINOVA stock and cash and up to approximately $30 million in additional annual payments contingent upon the satisfaction of certain net income requirements over the next three years. The Company also announced a reorganization into three operating groups.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

         (a) The following exhibits are filed herewith:

               Exhibit No.        Document
              --------------     -----------------------------------------------
                    11            Computation of Earnings Per Share.

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                    27            Financial Data Schedule.


         (b) Reports on Form 8-K:

                  A report on Form 8-K, dated August 14, 1997, was filed by Registrant which reported under Items 5 and 7 the two-for-one split of the Company's common stock and an increase in the Company's quarterly dividends.

                  A Report on Form 8-K, dated October 1, 1997, was filed by Registrant which reported under Items 5 and 7 certain matters related to the Company's stock split and the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1997 (unaudited).

                              THE FINOVA GROUP INC.





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              THE FINOVA GROUP INC.

                                  (Registrant)



Dated: October 31, 1997       By:           /s/ Bruno A. Marszowski
                                  ----------------------------------------------
                                   Bruno A. Marszowski, Senior Vice President,
                                   Chief Financial Officer and Controller
                                   Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1997 FORM 10-Q


 Exhibit No.                                 Document
-------------     ------------------------------------------------------------
     11            Computation of Earnings Per Share.

     12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

     27            Financial Data Schedule.
                                       10