Form 10-K
period 1997-12-31
FINOVA GROUP INC
filed 1998-03-19
CIK 883701

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

                              --------------------
For the Fiscal Year Ended December 31, 1997       Commission File Number 1-11011
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment of this Form 10-K.|_|


As of March 13, 1998, approximately 56,456,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date of $57-15/16) held by nonaffiliates was approximately $3,211,172,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                             Part Where
--------                                                            Incorporated
                                                                    ------------
1.   Proxy Statement relating to 1998 Annual Meeting of Shareowners of The FINOVA Group Inc. (but excluding information  contained
     therein  furnished  pursuant to  items 402(k)  and (l) of  SEC    III
     Regulation S-K).
================================================================================

                                TABLE OF CONTENTS
                                  Name of Item
                                  ------------
Item #                                                                     Page
--------------------------------------------------------------------------------
                                     Part I
Item 1     Business:
             Introduction                                                     1
             General                                                          1
               Business Groups                                                1
               Portfolio Composition                                          3
               Investment in Financing Transactions                           3
               Cost and Use of Borrowed Funds                                 11
               Matched Funding Policy                                         12
               Credit Ratings                                                 13
               Residual Realization Experience                                13
               Business Development and Competition                           14
               Credit Quality                                                 15
               Risk Management                                                15
               Portfolio Management                                           15
               Delinquencies and Workouts                                     16
               Governmental Regulation                                        16
             Employees                                                        16
             Special Note Regarding Forward-Looking Statements                16

Item 2     Properties                                                         17
Item 3     Legal Proceedings                                                  17
Item 4     Submission of Matters to a Vote of Security Holders                18
Optional   Executive Officers of Registrant                                   18

                                     Part II

Item 5     Market Price of and Dividends on the Registrant's Common
                Equity & Related Shareowner Matters                           19
Item 6     Selected Financial Data                                            20
Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           21
Item 8     Financial Statements & Supplementary Data                          21
Item 9     Changes in and Disagreements with Accountants
                on Accounting & Financial Disclosure                          21

                                    Part III

Item 10    Directors & Executive Officers of the Registrant                   21
Item 11    Executive Compensation                                             22
Item 12    Security Ownership of Certain Beneficial Owners & Management       22
Item 13    Certain Relationships & Related Transactions                       22

                                     Part IV


Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   22

                                     PART I

ITEM 1.           BUSINESS.

INTRODUCTION

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital").

GENERAL

         The FINOVA Group Inc. is a financial services holding company. Through its principal subsidiary, FINOVA Capital, the Company provides a broad range of financing and capital market products to midsize businesses. FINOVA Capital has been in operation for over 43 years.

         FINOVA extends revolving credit facilities, term loans and equipment and real estate financing primarily to "middle-market" businesses with financing needs falling generally between $500,000 and $35 million. FINOVA operates in 16 specific industry or market niches under three market groups. FINOVA selected these groups because its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables the Company to differentiate itself from its competitors. That expertise and ability also enables FINOVA to command pricing that provides a satisfactory spread over its borrowing costs.

         FINOVA seeks to maintain a high quality portfolio and to minimize non-earning assets and write-offs. FINOVA uses clearly defined underwriting criteria and stringent portfolio management techniques. The Company diversifies its lending activities geographically and among a range of industries, customers and financing products.

         Due to the diversity of FINOVA's portfolio, the Company believes it is better able to manage competitive changes in its markets and to withstand the impact of deteriorating economic conditions on a regional or national basis. There can be no assurance, however, that competitive changes, borrowers' performance, economic conditions or other factors will not result in an adverse impact on FINOVA's results of operations or financial condition.

         FINOVA generates interest income, leasing income, fees and other income through charges assessed on outstanding loans, loan servicing, leasing, brokerage and other activities. FINOVA's primary expenses are the costs of funding the loan and lease business, including interest paid on debt, provisions for credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

         FINOVA is headquartered in Phoenix, Arizona with business development offices throughout the U.S. and in London, U.K. and Toronto, Canada.

Business Groups

         FINOVA operates the following principal lines of business under three market groups:

         Commercial Finance

               o Business Credit offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.
               o Corporate Finance provides a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes range from $2 million to $35 million.
               o Inventory Finance provides inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Transaction sizes generally range from $500,000 to $30 million.
               o Factoring Services offers full service factoring and accounts receivable management services for entrepreneurial and larger firms, primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $5 million and $25 million.

               o Rediscount Finance offers revolving credit facilities to the independent consumer finance industry including sales, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million.

         Specialty Finance

               o Commercial Equipment Finance offers equipment leases, loans and "turnkey" financing to a broad range of midsize companies. Specialty markets include the corporate aircraft and emerging growth technology industries, primarily biotechnology and electronics. Typical transaction sizes range from $500,000 to $15 million.
               o Specialty Real Estate Finance focuses on first mortgage loans for hotel and resort properties and equity investments in real estate sale-leasebacks. Typical transaction sizes range from $5 million to $30 million.
               o Communications Finance specializes in term financing to advertising and subscriber-supported businesses, including radio and television stations, cable operators, outdoor advertising firms and publishers. Typical transaction sizes range from $1 million to $40 million.
               o Franchise Finance offers equipment, real estate and acquisition financing for operators of established franchise concepts. Transaction sizes generally range from $500,000 to $15 million.
               o Healthcare Finance offers a full range of working capital, equipment and real estate financing products for the U.S. healthcare industry. Transaction sizes typically range from $500,000 to $25 million.
               o Public Finance provides tax-exempt term financing to state and local governments, non-profit corporations and entities using Industrial Revenue and Industrial Development Bonds. Typical transaction sizes range from $100,000 to $5 million.
               o Portfolio Services provides customized receivable servicing and collections for timeshare developers and other generators of consumer receivables.
               o Resort Finance focuses on construction, acquisition and receivables financing of timeshare resorts worldwide as well as term financing for established golf resort hotels and receivables funding for developers of second home communities. Typical transaction sizes range from $5 million to $35 million.
               o Transportation Finance structures equipment loans, leases, acquisition financing and leveraged lease equity investments for commercial and cargo airlines worldwide, railroads and operators of other transportation related equipment. Typical transaction sizes range from $5 million to $30 million. Through FINOVA Aircraft Investors, LLC, FINOVA also seeks to use its market expertise and industry presence to purchase, upgrade and resell used commercial aircraft.

         Capital Markets

               o FINOVA Realty Capital specializes in providing capital markets-funded commercial real estate financing products and commercial mortgage banking services. Typical transaction sizes range from $1 million to $5 million.
               o FINOVA Investment Alliance provides equity and debt financing for midsize businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.

         FINOVA is a Delaware corporation. The Company was incorporated in 1991 to serve as the successor to The Dial Corp's financial services businesses. In March 1992, Dial transferred those businesses to FINOVA in a spin-off. Since that time, FINOVA has increased its total assets from about $2.6 billion at December 31, 1992 to $8.7 billion at December 31, 1997. Income from continuing operations increased from $36.8 million in 1992 to $139.1 million in 1997. Management believes FINOVA ranks among the largest independent commercial finance companies in the U.S., based on total assets. FINOVA's common stock is traded on the New York Stock Exchange.

Portfolio Composition

         The total assets under management of the Company consist of FINOVA's net investment in financing transactions plus certain assets that are owned by others but managed by the Company and are not reported on the Company's balance sheet (securitized assets and participations sold). The Company's investment in financing transactions is primarily settled in U.S. dollars.

Investment in Financing Transactions

The following tables detail FINOVA's investment in financing transactions (before reserve for credit losses) at December 31, 1997, 1996, 1995, 1994, and 1993.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING
                             (Dollars in Thousands)

                                                                           December 31,
                             -------------------------------------------------------------------------------------------------------
                                 1997       %        1996        %        1995         %        1994         %        1993       %
                             -------------------------------------------------------------------------------------------------------
Loans, conditional sale and
other financing contracts:
  Commercial                 $ 4,299,909   51.2 $  3,592,193   49.2  $  3,389,363    53.4  $ 2,732,734    51.1   $ 1,397,863   49.1
  Real estate                  1,656,075   19.7    1,713,485   23.5     1,534,177    24.1    1,237,488    23.2       945,892   33.2
Factored receivables             750,399    8.9      564,430    7.7       189,486     3.0      157,862     3.0
Operating leases                 712,927    8.5      517,690    7.1       460,798     7.3      412,782     7.7       147,222    5.2
Leveraged leases                 619,557    7.4      514,573    7.1       366,196     5.8      287,518     5.4       283,782   10.0
Direct financing leases          360,589    4.3      396,388    5.4       408,059     6.4      514,595     9.6        71,812    2.5
                             ----------- ------ ------------ ------  ------------  ------  -----------  ------   -----------  -----
Total investment in
 financing transactions        8,399,456  100.0    7,298,759  100.0     6,348,079   100.0    5,342,979   100.0     2,846,571  100.0
                                         ======              ======                ======               ======                =====
Securitized assets               336,607             300,000              200,000                  --                    --
Participations sold              121,360              64,546                  --                   --                    --
                             -----------        ------------         ------------           ----------           -----------
Total managed assets         $ 8,857,423        $  7,663,305         $  6,548,079           $5,342,979           $ 2,846,571
                             ===========        ============         ============           ==========           ===========

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1997
                             (Dollars in Thousands)

                                               Revenue Accruing                           Nonaccruing
                                    -------------------------------------   ---------------------------------
                                                                Repos-                    Repos-                   Total
                                       Market                   sessed                    sessed    Lease &      Carrying
                                      Rate (1)     Impaired   Assets (2)      Impaired    Assets     Other        Amount        %
                                    -------------------------------------   ---------------------------------  --------------------
Transportation Finance (3) (4)      $  1,631,685  $           $             $           $          $           $  1,631,685   19.4%
Resort Finance (4)                     1,166,199                  14,450        3,974     26,240                  1,210,863   14.4%
Corporate Finance (4)                    791,733         981                   26,888                               819,602    9.8%
Specialty Real Estate Finance            610,711      24,120      38,055        7,648     10,853        196         691,583    8.2%
Communications Finance (4)               628,947       8,724                   24,452                               662,123    7.9%
Commercial Equipment Finance             614,712       1,816                   11,802                 4,030         632,360    7.5%
Rediscount Finance (4)                   609,641                                  993                               610,634    7.3%
Inventory Finance(4)                     544,108                                4,333                               548,441    6.5%
Healthcare Finance                       525,846                                1,515                   666         528,027    6.3%
Franchise Finance(4)                     430,651         808                    2,171                   305         433,935    5.2%
Factoring Services                       196,843                               30,205                               227,048    2.7%
Business Credit                          195,897                                7,559                               203,456    2.4%
Public Finance                           135,826                                                                    135,826    1.6%
Other (5)                                 40,347                                                     23,526          63,873    0.8%
                                    ------------  ----------  ----------    ---------   --------   --------    ------------  -----
TOTAL(4)                            $  8,123,146  $   36,449  $   52,505    $ 121,540   $ 37,093   $ 28,723    $  8,399,456  100.0%
                                    ============  ==========  ==========    =========   ========   ========    ============  =====

--------------------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.1 million on repossessed assets during 1997, including $3.1 million in Specialty Real Estate Finance and $1.0 million in Resort Finance.
(3) Transportation Finance includes $302.9 million of aircraft financing business booked through the London office.
(4) Excludes assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $36.6 million in Franchise Finance and participations of $40.2 million in Corporate Finance, $61.0 million in Communications Finance, $8.5 in Transportation Finance, $4.6 million in Rediscount Finance, $5.1 million in Resort Finance, and $1.9 million in Inventory Finance.
(5) Primarily includes London-based FINOVA Capital Limited and assets retained subsequent to the sale of the Manufacturer and Dealer Services line of business which occurred in November 1996.
                              --------------------
                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1996
                             (Dollars in Thousands)

                                               Revenue Accruing                           Nonaccruing
                                   -------------------------------------    ---------------------------------
                                                                Repos-        Repos-                              Total
                                       Market                   sessed        sessed                Lease &      Carrying
                                      Rate (1)     Impaired   Assets (2)      Assets     Impaired    Other        Amount        %
                                   -------------------------------------    ---------------------------------  --------------------
Transportation Finance (3)         $   1,330,578  $           $             $          $           $           $  1,330,578   18.2
Resort Finance (4)                     1,124,462       2,963      13,878           77     25,136                  1,166,516   16.0
Corporate Finance (4)                    630,399       3,211                   14,695        335                    648,640    8.9
Specialty Real Estate Finance            700,932      30,245      46,068        6,748      9,853         940        794,786   10.9
Communications Finance (4)               535,701       8,796                   14,129      3,095                    561,721    7.7
Commercial Equipment Finance             570,574                                7,900                  6,564        585,038    8.0
Rediscount Finance (4)                   421,232                                  245                               421,477    5.8
Inventory Finance (4)                    314,446                                1,273                               315,719    4.3
Healthcare Finance                       497,540                                1,304                  1,194        500,038    6.9
Franchise Finance                        366,202       1,104                    1,985                    996        370,287    5.0
Factoring Services                       220,701                                3,419                               224,120    3.1
Business Credit                          160,006                               11,963                               171,969    2.3
Public Finance                           150,361                                   13                               150,374    2.1
Other                                     52,998                                                       4,498         57,496    0.8
                                   -------------  ----------  ----------    ---------  ---------   ---------   ------------  -----
Total Continuing Operations (4)    $   7,076,132  $   46,319  $   59,946    $  63,751  $  38,419   $  14,192   $  7,298,759  100.0
                                   =============  ==========  ==========    =========  =========      39,143   ============  =====
Discontinued Operations (5)                                                                        ---------
                                                                                                   $  53,335
TOTAL                                                                                              =========

--------------------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $5.1 million on repossessed assets during 1996, including $4.4 million in Specialty Real Estate Finance and $0.7 million in Resort Finance.
(3) Transportation Finance includes $160.8 million of aircraft financing business booked through the London office.
(4) Excludes assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and participations of $24.6 million in Corporate Finance, $27.5 million in Communications Finance, $4.8 million in Rediscount Finance, $4.4 million in Resort Finance and $3.2 million in Inventory Finance.
(5) Reflects assets retained by FINOVA subsequent to the sale of the Manufacturer and Dealer Services' line of business.
                              --------------------
                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (Dollars in Thousands)

                                             Revenue Accruing                            Nonaccruing
                                   -------------------------------------  -----------------------------------
                                                               Repos-                    Repos-                    Total
                                      Market                  sessed                    sessed      Lease &       Carrying
                                     Rate (1)     Impaired   Assets (2)    Impaired     Assets       Other         Amount       %
                                   -------------------------------------  ----------------------------------  ----------------------
Transportation Finance (3)         $   929,043   $          $             $           $           $           $    929,043    14.6
Resort Finance                         943,661       2,849      12,064        2,583      26,559                    987,716    15.6
Corporate Finance (4)                  631,295       5,274                   19,592         335                    656,496    10.3
Specialty Real Estate Finance          703,018       3,898      42,304       15,264      18,231         988        783,703    12.3
Communications Finance                 662,191       2,502       2,217       16,817       4,863                    688,590    10.8
Commercial Equipment Finance           345,039                                   69                   6,079        351,187     5.5
Rediscount Finance                     345,264                                                                     345,264     5.4
Inventory Finance                      202,879                                  430                                203,309     3.2
Healthcare Finance                     451,503                                   81                   1,231        452,815     7.2
Franchise Finance                      327,356       1,462                    6,408                   1,850        337,076     5.3
Factoring Services                     188,892                                  594                                189,486     3.0
Business Credit                        200,365                               12,685                                213,050     3.4
Public Finance                         121,956                                                           47        122,003     1.9
Other                                   78,645       1,275                    2,360                   6,061         88,341     1.5
                                   -----------   ---------  ----------    ---------   ---------   ---------   ------------  ------
Total Continuing Operations (4)    $ 6,131,107   $  17,260  $   56,585    $  76,883   $  49,988   $  16,256   $  6,348,079   100.0
                                   ===========   =========  ==========    =========   =========   =========   ============  ======

--------------------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.2 million on repossessed assets during 1995, including $3.2 million in Specialty Real Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.
(3) Transportation Finance included $144 million of aircraft financing business booked through the London office.
(4)  Excludes  $200  million  of  securitized  assets  which are  managed by the
     Company.
                              --------------------
                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                               Revenue Accruing                           Nonaccruing
                                   ---------------------------------------  ---------------------------------
                                                                  Repos-
                                                                  sessed      Delin-      Repos-        Leases        Total
                                     Original      Rewritten      Assets      quent       sessed          &         Carrying
                                       Rate        Contracts       (1)        Loans       Assets        Other        Amount      %
                                   ---------------------------------------  ---------------------------------   --------------------
Transportation Finance (2)         $    706,242   $    14,620   $           $           $          $            $   720,862    13.5
Resort Finance                          634,735         4,506        7,314       2,582     30,393                   679,530    12.7
Corporate Finance                       746,671        21,275                    6,952      2,674                   777,572    14.5
Specialty Real Estate Finance           672,522         7,237       40,510       7,622     21,519                   749,410    14.0
Communications Finance                  551,218         6,288        7,282      17,377      5,863        671        588,699    11.0
Commercial Equipment Finance            293,609           769                                          7,589        301,967     5.6
Rediscount Finance                       99,353                                                                      99,353     1.9
Inventory Finance                        58,595                                    642                               59,237     1.1
Healthcare Finance                      467,131                                                        1,719        468,850     8.8
Franchise Finance                       281,890         7,632                   12,242                              301,764     5.6
Factoring Services                      157,090                                    772                              157,862     3.0
Business Credit                         181,741                                 12,003                              193,744     3.6
Public Finance                           93,491                                    144                               93,635     1.8
FINOVA Capital Limited (3)               93,700         1,561                    4,265          2      4,800        104,328     2.0
Other                                    36,951                                  8,918                   297         46,166     0.9
                                   ------------   -----------   ----------  ----------  ---------  ---------    -----------  ------
Total Continuing Operations        $  5,074,939   $    63,888   $   55,106  $   73,519  $  60,451  $  15,076    $ 5,342,979   100.0
                                   ============   ===========   ==========  ==========  =========  =========    ===========  ======

--------------------
NOTES:
(1) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Specialty Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.
(2) Transportation Finance included $66.9 million of aircraft finance business booked through the London office.
(3) Includes transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. Also includes $39.2 million of Consumer Finance assets, of which $4.8 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
                              --------------------
                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1993
                             (Dollars in Thousands)

                                                Revenue Accruing                   Nonaccruing
                                     --------------------------------- ------------------------------------
                                                               Repos-
                                                               sessed     Delin-       Repos-      Leases          Total
                                       Original  Rewritten     Assets      quent       sessed         &          Carrying
                                         Rate    Contracts      (1)        Loans       Assets       Other         Amount       %
                                     --------------------------------- ------------------------------------    --------------------
Transportation Finance (2)          $   604,416  $           $          $     841   $            $             $    605,257   21.2
Resort Finance                          530,617       4,869     12,163     11,597        7,404         440          567,090   19.9
Corporate Finance                       397,779      27,921                 4,243        5,462         386          435,791   15.3
Specialty Real Estate Finance           500,598       1,574     27,844      5,759       20,838                      556,613   19.6
Communications Finance                  487,890       7,989      8,949     21,730       11,564                      538,122   18.9
Rediscount Finance                       19,439                                                                      19,439    0.7
FINOVA Capital Limited (3)              107,486       4,430                 2,720           23       9,600          124,259    4.4
                                     ----------  ----------  ---------  ---------   ----------   ---------     ------------ ------
TOTAL                                $2,648,225  $   46,783  $  48,956  $  46,890   $   45,291   $  10,426     $  2,846,571  100.0
                                     ==========  ==========  =========  =========   ==========   =========     ============ ======

--------------------
NOTES:
(1) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Specialty Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.
(2) Transportation Finance included $31.9 million of aircraft finance business booked through the London office.
(3) Includes transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. Also includes $45.3 million of Consumer Finance assets, of which $9.6 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
                              --------------------

         The Company's geographic portfolio diversification at December 31, 1997 was as follows:

                      GEOGRAPHIC PORTFOLIO DIVERSIFICATION
                                December 31, 1997
                             (Dollars in thousands)

                 State                         Total            Percent
        -------------------------         ----------------    ------------
        California                        $   1,386,337            15.7%
        Florida                                 928,459            10.5
        Texas                                   713,368             8.1
        New York                                617,428             7.0
        Arizona                                 304,706             4.6
        New Jersey                              320,502             3.6
        Illinois                                308,994             3.5
        Virginia                                286,399             3.2
        Pennsylvania                            253,255             2.9
        Nevada                                  245,830             2.8
        Massachusetts                           214,617             2.4
        Georgia                                 174,778             2.0
        Other (1)                             3,102,750            33.7
                                          -------------       ---------
                                          $   8,857,423           100.0%
                                           ============       =========
--------------------
NOTE:
(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 6% of the total.
                              --------------------

         The following is an analysis of the reserve for credit losses for the years ended December 31:
                            RESERVE FOR CREDIT LOSSES
                             (Dollars in Thousands)

                                                   1997       1996        1995        1994        1993
                                               ---------------------------------------------------------
Balance, beginning of year                     $  148,693  $  129,077  $  110,903  $   64,280  $  69,291
Provision for credit losses                        69,200      41,751      37,568      10,439      5,706
Write-offs                                        (45,487)    (32,017)    (25,631)    (28,109)   (12,575)
Recoveries                                          2,287       3,296       2,104       1,780        717
Other (including reserves related to
acquisitions)                                       2,395       6,586       4,133      62,513      1,141
                                               ----------  ----------  ----------  ----------  ---------
Balance, end of year                           $  177,088  $  148,693  $  129,077  $  110,903  $  64,280
                                               ==========  ==========  ==========  ==========  =========

                              --------------------

           Included above is a specific impairment reserve of $24.5 million at December 31, 1997, which applies to $158.0 million of impaired loans. The remaining $152.6 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. At December 31, 1996, the specific impairment reserve was $6.2 million, which applied to $110.1 million of impaired loans. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as appropriate.

         Write-offs by line of business during the years ended December 31, were as follows:

                         WRITE-OFFS BY LINE OF BUSINESS
                             (Dollars in Thousands)

                                              1997         1996         1995         1994        1993
                                          -------------------------------------------------------------
Factoring Services (1)                    $  24,382    $   5,098    $   3,728    $   1,148    $
Corporate Finance                             6,577        9,470        4,660        4,233        3,741
Commercial Equipment Finance (1)              3,722        3,207        2,271        1,257
Resort Finance                                2,700        4,275        2,000        2,730
Specialty Real Estate Finance                 2,106        1,793        2,275        1,461        2,320
Healthcare Finance (1)                        1,798        1,018          314          377
Inventory Finance (1)                         1,777                       201          442
Communications Finance                          750        2,994        4,037        8,300        1,488
Franchise Finance (1)                           696        3,267        3,448        2,247
FINOVA Capital Limited (UK)                      47          895        1,523        5,140        5,026
Business Credit (1)                                                       452          774
Other                                           932                       722
                                          ---------    ---------    ---------    ---------    ---------
                                          $  45,487    $  32,017    $  25,631    $  28,109    $  12,575
                                          =========    =========    =========    =========    =========
Write-offs as a percentage
 of average managed assets (2)                0.56%        0.46%        0.44%        0.66%        0.48%
                                          =========    =========    =========    =========    =========

--------------------
NOTES:
(1)  Acquired in 1994.
(2)  Excludes participations sold in which FINOVA has transferred credit risk.

                              --------------------

     A further breakdown of the portfolio by line of business can be found in Annex A, Notes C and D.

Cost and Use of Borrowed Funds

         FINOVA Capital relies on borrowed funds as well as internal cash flow to finance its operations. It has also raised funds through the sale or securitization of assets, but does not rely on those methods as a primary source of capital.

           The  following  table  reflects  the   approximate   average  pre-tax
effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA Capital for each of the periods listed:

                                                                     Year Ended December 31,
                                                       ------------------------------------------------
                                                          1997      1996      1995      1994      1993
                                                       ------------------------------------------------
 Short-term and variable rate long-term debt (1)          6.4%      6.5%      7.2%      5.5%      4.7%
 Fixed-rate long-term debt (1)                            7.1%      7.2%      7.3%      8.1%     11.4%
 Aggregate borrowed funds (1)                             6.6%      6.8%      7.2%      6.3%      6.3%
 Rate earned on average earning assets (2) (3)           12.3%     11.8%     12.1%     11.3%     10.9%
 Spread percentage (4)                                    6.2%      5.8%      5.7%      5.9%      5.4%

---------------------
NOTES:
(1)  Includes the effects of interest rate swap and hedge agreements.
(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(3)  Earned amounts are net of depreciation and include gains on sale of assets.
(4) Spread percentages represent interest margins earned as a percentage of average earning assets.
                              --------------------

         The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA Capital's cost of funds, refer to Annex A, Notes E and F.

         Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                               Year Ended December 31,
      -------------------------------------------------------------------
        1997           1996          1995           1994          1993
      ---------     ----------    ----------     ----------    ----------
        1.52           1.50          1.44           1.58          1.50
      =========     ==========    ==========     ==========    ==========

         Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

         Income available for fixed charges, for purposes of the computation of the above ratio, consists of income from continuing operations before income taxes and fixed charges. Combined fixed charges include interest and related debt expense and a portion of rental expense representing interest and preferred stock dividends grossed up to a pre-tax basis.

Matched Funding Policy

         FINOVA Capital follows a "matched funding" policy. Under that policy, it funds its floating-rate assets (loans and leases to FINOVA's borrowers) with floating rate liabilities (FINOVA's debt) and fixed-rate assets with fixed rate liabilities, to the extent feasible. This policy helps protect FINOVA from changes in interest rates. For further discussion on FINOVA Capital's debt and matched funding policy, see Annex A, Notes E and F.

Credit Ratings

         FINOVA Capital currently has investment-grade credit ratings from the following rating agencies:

                                                      Commercial        Senior
                                                         Paper           Debt
                                                    --------------    ----------
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

                    Duff & Phelps Credit Rating Co.                    BBB+
                    Fitch Investors Services, Inc.                      A-
                    Moody's Investors Services, Inc.                   Baa2
                    Standard & Poor's Ratings Group                    BBB+

         For further  information  relating to the TOPrS, refer to Annex A, Note
G.

         There can be no assurance that these ratings will be maintained. The ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. None of FINOVA Capital's subsidiaries have applied for credit ratings.

Residual Realization Experience

         Each year since its inception, FINOVA Capital and its predecessors have earned total proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts. There can be no assurance, however, that those results can be achieved in future years. Actual proceeds will depend on current market values for those assets at the time of sale. While market values are generally beyond the control of FINOVA, the Company has some discretion in the timing of sales of the assets. Sales proceeds on lease terminations in excess of carrying amounts are reported as gains on sale of assets when the assets are sold.

         Income from leasing transactions is affected by gains from asset sales on lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1997, the proceeds to FINOVA Capital from sales of assets on early termination of leases and at the expiration of leases have exceeded the carrying amounts and estimated residual values as follows:

                      PROCEEDS FROM SALES OF LEASED ASSETS
                             (Dollars in Thousands)

                  Early Terminations (1)                           Terminations at End of Lease Term
--------------------------------------------------------     ------------------------------------------
                                                                                            Proceeds
                                             Proceeds                        Estimated     as a % of
                              Carrying       as a % of                       Residual      Estimated
                  Sales        Amount        Carrying            Sales       Value of       Residual
     Year        Proceeds    of Assets        Amount           Proceeds       Assets         Value
--------------------------------------------------------     ------------------------------------------
     1997      $   114,680  $    96,656        119%          $    63,733   $     58,127       110%
     1996           87,311       75,910        115%               15,634         13,872       113%
     1995            1,402          905        155%               44,395         37,053       120%
     1994            6,477        5,865        110%               15,287         14,164       108%
     1993              ---          ---        ---                   486            248       196%

--------------------
NOTE:
(1) Excludes foreclosures for credit reasons, which are immaterial.
                              --------------------

         The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA Capital at December 31, 1997 was 31.2% of the original cost of those assets (27.1% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1997 for financing contracts excluding leveraged leases were 7.6 and 5.1 years, respectively, and for leveraged leases were approximately 17.5 and 11.9 years, respectively. The comparable average initial term and remaining term at December 31, 1996 for financing contracts excluding leveraged leases were 7.2 and 4.6 years, respectively, and for leveraged leases were approximately 18.6 and 11.9 years, respectively. FINOVA Capital uses either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from those appraised values.

         For a discussion of accounting for lease transactions, refer to Annex A, Notes A and C.

Business Development and Competition

         FINOVA Capital develops business primarily through direct solicitation by its own sales force. Customers are also introduced by independent brokers and referred by other financial institutions and other sources.

         FINOVA Capital is engaged in an extremely competitive activity. It competes with banks, insurance companies, leasing companies, the credit units of equipment manufacturers and other finance companies. Some of these competitors have substantially greater financial resources and are able to borrow at costs below those of FINOVA Capital. FINOVA Capital's principal means of competition is through a combination of service, structure and innovation in transactions, the interest rate charged for money and concentration in focused market niches. The interest rate FINOVA Capital charges for money is a function of its borrowing costs, its operating costs and other factors. While many of FINOVA
Capital's larger competitors are able to offer lower interest rates based upon their lower borrowing costs, FINOVA Capital seeks to maintain the competitiveness of the interest rates it offers by emphasizing strict control of its operating costs. FINOVA's ability to manage costs is, in part, dependent on factors beyond the Company's control, such as the cost of funds, outside litigation expenses and competitive salaries.

Credit Quality

         FINOVA Capital has maintained a high-quality asset base through the use of clearly defined underwriting standards, portfolio management techniques, monitoring of covenant compliance and active collections and workout efforts.

Risk Management

         FINOVA Capital generally investigates its prospective customers through a review of historical financial statements, published credit reports, credit references, discussions with management, analysis of location feasibility, personal visits and collateral appraisals and inspections. In many cases, depending upon the results of its credit investigations and the nature of the financing being provided, FINOVA Capital obtains additional collateral or guarantees from others. As part of its underwriting process, FINOVA Capital considers the management, industry, financial position and collateral being provided by a proposed borrower or lessee. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate guidelines. In addition, FINOVA attempts to avoid undue concentrations in any one customer, industry or geographic region.

     o Management. FINOVA Capital considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

     o Industry. FINOVA Capital evaluates critical aspects of each industry to which it lends, including general trend, seasonality and cyclicality; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental or other liabilities.

     o Financial. FINOVA Capital's review of a prospective borrower normally includes a thorough analysis of the borrower's financial performance. Items considered include net worth; composition of assets and liabilities; debt service coverage; liquidity; sales growth and earning power; and cash flow generation and reliability.

     o Collateral. FINOVA Capital regards collateral as an important factor in a credit evaluation and, for collateral dependent transactions, has established maximum loan to value ratios, normally ranging from 60% - 90%, for each of its lines of business.

         The underwriting process includes, in addition to the analysis of the factors noted above, the design and implementation of transaction structures and strategies to mitigate identified risks; a review of transaction pricing relative to product-specific return requirements and acknowledged risk elements; a multi-step, interdepartmental review and approval process with varying levels of authority based on the size of the transaction; and periodic interdepartmental reviews and revision of underwriting guidelines.

         FINOVA Capital also monitors portfolio concentrations in the areas of total exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. FINOVA Capital has established concentration guidelines for each line of business. Geographic concentrations are reviewed periodically and evaluated based on historic loan experience and prevailing market and economic conditions.

         FINOVA Capital's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the cost of borrowed funds, term of contract, credit-worthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In direct finance lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

Portfolio Management

         In addition to the review at the time of original underwriting, FINOVA Capital attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients. This process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residuals and warrants to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department or dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; and prepare periodic summaries of the aggregate portfolio quality and concentrations for management review.

         Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the fair value of the asset.

Delinquencies and Workouts

         FINOVA Capital monitors the timing of payments on its accounts. For term loans and leases, when an invoice is 10 days past due, the customer is generally contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained in communication with the customer, the guarantor(s) are contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect FINOVA Capital's rights and to pursue its remedies.

         When accounts become more than 90 days past due income recognition is usually suspended, and FINOVA Capital vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless the assets generate sufficient cash to result in a reasonable rate of return. Those accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

         Management believes that collateral values significantly reduce loss exposure and that the reserve for credit losses is adequate. For additional information regarding the reserve for credit losses, see Annex A, Note D.

Governmental Regulation

         FINOVA Capital's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA Capital's financing transactions and mortgage broker activities are subject to additional government regulation. For example, aircraft leasing is regulated by the Federal Aviation Authority, and communications finance is regulated by the Federal Communication Commission. FINOVA Capital's international activities are also subject to a variety of laws and regulations of the countries in which the business is conducted.

EMPLOYEES

         At December 31, 1997, the Company had 958 employees compared to 891 at December 31, 1996. None of the employees were covered by collective bargaining agreements. FINOVA believes its employee relations are satisfactory.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this report are "forward-looking," in that they do not discuss historical fact but instead note future expectations, projections, intentions or other items relating to the future. These forward-looking statements include matters in the sections of this report captioned "Business" and "Management's Discussion and Analysis of Financial
Condition and Results of Operations." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

     o The results of FINOVA's efforts to implement its business strategy. Failure to fully implement its business strategy might result in decreased market penetration, adverse effects on results of operations and other adverse results.

     o The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance for repayment of their obligations or reduce demand for additional financing needs.

     o Actions of FINOVA's competitors and FINOVA's ability to respond to those actions. As noted in "Business Development and Competition," FINOVA seeks to remain competitive without sacrificing prudent lending standards. Doing business under those standards becomes more difficult, however, when competitors offer financing with less stringent criteria. FINOVA seeks to maintain credit quality at the risk of growth in assets, if necessary.

     o The cost of FINOVA's capital. That cost depends on many factors, some of which are beyond FINOVA's control, such as its portfolio quality, ratings, prospects and outlook.

     o Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA's financing products.

     o   Other risks detailed in FINOVA's other SEC reports or filings.

ITEM 2.           PROPERTIES.

         FINOVA's principal executive offices are located in premises leased from Viad Corp (formerly The Dial Corp) in Phoenix, Arizona. FINOVA Capital operates various additional offices in the United States, one in Canada and one in Europe. All these properties are leased. Alternative office space could be obtained without difficulties in the event leases are not renewed. FINOVA has entered into a lease agreement for new executive offices which are presently under construction. Those facilities are expected to be completed in 1999.


ITEM 3.           LEGAL PROCEEDINGS.

         FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from the FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Although the ultimate amount for which FINOVA may be held liable, if any, is not ascertainable, FINOVA believes that any resulting liability would not materially affect its financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.


OPTIONAL ITEM.    EXECUTIVE OFFICERS OF REGISTRANT.

         Set forth below is information with respect to those individuals who serve as executive officers of FINOVA.

         Name                  Age                            Position and Background
--------------------------   -------    ----------------------------------------------------------------
Samuel L. Eichenfield          61       Chairman,  President and Chief  Executive  Officer of FINOVA and
                                        FINOVA Capital for more than five years.

Matthew M. Breyne              40       Executive  Vice  President of FINOVA since 1998.  Before that he was Group Vice  President  -  Communications  Finance or similar positions of FINOVA Capital for more than five years.

Derek C. Bruns                 38       Senior Vice President - Internal  Audit or similar  positions of
                                        FINOVA for more than five years.

Robert J. Fitzsimmons          57       Senior Vice  President - Treasurer of FINOVA and FINOVA  Capital
                                        or similar  positions  and  director of FINOVA  Capital for more than five years.

William J. Hallinan            55       Senior  Vice  President  -  General  Counsel  and  Secretary  or
                                        similar  positions  of FINOVA and FINOVA  Capital  for more than five years.

Robert M. Korte                42       Senior Vice  President - Strategy and Technology of FINOVA since
                                        1994.  Before  that he was Vice  President-Human  and  Corporate
                                        Development of FINOVA and FINOVA Capital since 1991.

Bruno A. Marszowski            56       Senior Vice President - Controller and Chief  Financial  Officer
                                        of FINOVA and FINOVA Capital since 1994. Before that he was Vice
                                        President  -  Controller  of FINOVA  since  1992,  and of FINOVA
                                        Capital for more than five years.

William C. Roche               44       Senior Vice  President - Human  Resources & Facilities  Planning
                                        of FINOVA and  FINOVA Capital  since 1994.  Before that  he  was
                                        Manager-Compensation and similar positions with AlliedSignal for seven years.

John J. Bonano                 55       Executive Vice President or similar  positions of FINOVA Capital for more than five years.

Jack Fields, III               43       Executive Vice President or similar  positions of FINOVA Capital for more than five years.

Robert E. Radway               37       Executive Vice  President of FINOVA  Capital since 1997.  Before that he was Senior Vice  President - Corporate  Development  and
                                        Communications of FINOVA since 1993.

Gregory C. Smalis              45       Executive  Vice  President  -  Portfolio  Management  or similar positions and a director of FINOVA Capital since 1993.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED SHAREOWNER MATTERS.

         The FINOVA Group Inc.'s common stock trades on the New York Stock Exchange. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared from January 1, 1996 through December 31, 1997. Amounts have been restated to give effect to a stock split effective October 1, 1997.

                                      Sales Price Range of Common Stock
                            ----------------------------------------------------
                               1997                      1996
                            ----------------------------------------------------
          Quarters:            High           Low         High          Low
                            ----------    ----------   ----------    ----------
           First            $  39-1/2     $  31-7/8    $      28     $  23-1/8
           Second              38-7/8       32-1/16      28-3/16            24
           Third               48-1/4        37-7/8       30-1/4        24-1/8
           Fourth                  50        40-1/4       33-5/8      29-13/16







                                         Dividends Declared on
                                              Common Stock
                                        ----------------------
                                          1997         1996
                                        ---------    ---------
                    February            $    0.12    $    0.11
                    May                      0.12         0.11
                    August                   0.14         0.12
                    November                 0.14         0.12
                                        ---------    ---------
                                        $    0.52    $    0.46
                                        =========    =========

         Quarterly dividends have been paid on the first business day of each calendar quarter. FINOVA anticipates it will continue to pay regular quarterly dividends on the first business day of January, April, July and October. In February 1998, the Board of Directors declared a dividend of $0.14 per share, payable April 1, 1998, for shareowners of record on February 27, 1998. The declaration of dividends and their amounts are at the discretion of the Board of Directors of FINOVA, and there can be no assurance that additional dividends will be declared.

         FINOVA Capital is restricted in its ability to pay dividends to The FINOVA Group Inc. The agreements pertaining to long-term debt include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Capital have complied. Under one of these covenants, dividend payments from FINOVA Capital to FINOVA Group are limited to 50 percent of accumulated earnings after December 31, 1991.

         As of March 13, 1998, there were approximately 22,200 holders of record of The FINOVA Group Inc.'s common stock. The closing price of the common stock on that date was $57 15/16.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table summarizes selected financial data of FINOVA, which have been derived from the audited Consolidated Financial Statements of FINOVA for the five years ended December 31, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of FINOVA and the Notes included in Annex A, as well as the remainder of this report. Prior years have been restated to exclude operations which were discontinued in 1996 and to reflect a two-for-one stock split in 1997; for further detail, see Annex A, Notes B and H.

                                                              Year Ended December 31,
                                        -----------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                        -----------------------------------------------------------------
                                                  (Dollars in Thousands, except per share data)
OPERATIONS:
Income earned from financing
 transactions                           $    944,724  $    797,934 $    702,116 $   474,200  $   255,216
Interest margins earned                      455,642       369,105      309,084     227,463      124,847
Provision for credit losses                   69,200        41,751       37,568      10,439        5,706
Gains on sale of assets                       30,261        12,949       10,889       3,877        5,439
Income from continuing
 operations                                  139,098       116,493       93,798      73,770       37,846
Net income                                   139,098       117,000       97,629      74,313       37,347
Basic earnings from continuing
  operations per share                          2.56          2.14         1.72        1.48         0.96
Basic earnings per share                        2.56          2.15         1.79        1.49         0.95
Basic adjusted weighted average
  outstanding shares                      54,405,000    54,508,000   54,633,000  49,765,000   39,277,000
Diluted earnings from continuing
  operations per share                          2.42          2.08         1.69        1.46         0.90
Diluted earnings per share                      2.42          2.09         1.76        1.47         0.89
Diluted adjusted weighted average
 shares                                   59,161,000    56,051,000   55,469,000  50,436,000   40,552,000
Dividends declared per common share     $       0.52  $       0.46 $       0.42 $      0.37  $      0.34
Dividend payout ratio                          20.5%         21.7%        24.6%       26.3%        39.6%

FINANCIAL POSITION:
Investment in financing transactions    $  8,399,456  $  7,298,759 $  6,348,079 $ 5,342,979  $ 2,846,571
Nonaccruing assets                           187,356       155,505      143,127     149,046      102,607
Reserve for credit losses                    177,088       148,693      129,077     110,903       64,280
Total assets                               8,719,840     7,526,734    7,036,514   5,821,343    2,834,322
Deferred income taxes                        274,761       244,208      209,512     188,887      178,972
Total debt                                 6,764,581     5,850,223    5,649,368   4,573,354    2,079,286
Company-obligated mandatory
  redeemable convertible preferred
  securities of subsidiary trust solely
  holding convertible debentures of
  FINOVA ("TOPrS")                           111,550       111,550          ---         ---          ---
Shareowners' equity                        1,090,454       929,591      825,184     770,252      503,300

                                                                            December 31,
                                                      --------------------------------------------------
                                                        1997        1996       1995      1994     1993
                                                      --------------------------------------------------
RATIOS:
 Reserve for credit losses/managed assets                2.0%        2.0%       2.0%      2.1%     2.3%
 Nonaccruing assets/managed assets                       2.1%        2.0%       2.2%      2.8%     3.6%
 Total debt to equity (1)                                5.6x        5.6x       6.8x      5.9x     4.1x
 Return on average common equity (2)                    14.3%       13.3%      11.8%     11.1%     7.6%
 Return on average funds employed (2)                    1.8%        1.8%       1.7%      1.8%     1.4%
 Equity to assets (1)                                   13.8%       13.8%      11.7%     13.2%    17.8%

--------------------
NOTES:
(1)  Equity in 1997 and 1996 includes the TOPrS noted above.
(2)  Return represents income from continuing operations.
                              --------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

         NONE.


                                    PART III

ITEM 10.          DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning FINOVA's directors is incorporated by reference from FINOVA's Proxy Statement issued in connection with its 1998 Annual Meeting of Shareowners (the "Proxy Statement").

         For information regarding FINOVA's executive officers, see the Optional
Item in Part I, following Item 4.

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


                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS   ON
                  FORM 8-K.

(a)      Documents filed.
         1.  Financial Statements.
             (i) The following financial statements of FINOVA are included in Annex A:
                                                                       Annex
                                                                        Page
                                                                    ------------
         Financial Highlights                                             1
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          2 - 7
         Report of Management and Independent Auditors' Report          8 - 9
         Consolidated Balance Sheet                                    10 - 11
         Statement of Consolidated Income                                12
         Statement of Consolidated Shareowners' Equity                   13
         Statement of Consolidated Cash Flows                            14
         Notes to Consolidated Financial Statements                    15 - 33
         Supplemental Selected Financial Data                          34 - 35

         2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

         3.  Exhibits.

          Exhibit No.
          -----------
            (3.A) Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), Exhibit 3.A).

            (3.B) Bylaws, as amended through the date of this filing (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K") Exhibit 3.B).

            (4.A)          Form   of   FINOVA's   Common    Stock    Certificate
                           (incorporated  by  reference  from  the  1994   10-K,
                           Exhibit 4.B).

          Exhibit No.
          -----------
            (4.B)          Relevant   portions   of  FINOVA's   Certificate   of
                           Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.

            (4.C) Rights Agreement dated as of February 15, 1992 between FINOVA and the Rights Agent named therein, as amended (incorporated by reference from FINOVA's report on Form 8-K dated September 21, 1995, Exhibit 4.1).

            (4.C.1) Acceptance of Successor Trustee to Appointment under Rights Agreement noted in 4.C above (incorporated by reference from FINOVA's report on Form 8-K, dated November 30, 1995, Exhibit 4).

            (4.D) Long-term debt instruments with principal amounts not exceeding 10% of FINOVA's total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of those agreements to the SEC upon its request.

            (4.E) Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

            (4.F) Form of Indenture dated as of October 1, 1995 between FINOVA Capital and the Trustee named therein (incorporated by reference from FINOVA Capital's report on Form 8-K dated October 25, 1995, Exhibit 4.1).

            (4.G)          Indenture,  dated as of December  11,  1996,  between
                           FINOVA and Fleet National Bank as trustee (incorporated by reference from FINOVA's report on Form 8-K dated December 20, 1996, (the "December 1996 8-K"), Exhibit 4.1).

            (4.G.1) Amended and Restated Declaration of Trust, dated as of December 11, 1996, among Bruno A. Marszowski and Robert J. Fitzsimmons, as Regular Trustees, First
                           Union Bank of Delaware, as Delaware Trustee, Fleet National Bank, as Property Trustee, and FINOVA (incorporated by reference from the December 1996 8-K, Exhibit 4.2).

            (4.G.2) Preferred Security Guarantee, dated as of December 11, 1996, between FINOVA and Fleet National Bank, as trustee (incorporated by reference from the December 1996 8-K, Exhibit 4.3).

            (4.G.3) Form of 5 1/2% Convertible Subordinated Debenture (incorporated by reference from the December 1996 8-K, Exhibit 4.4).

            (4.G.4) Form of Preferred Security (TOPrS) (incorporated by reference from the December 1996 8-K, Exhibit 4.5).

            (4.H) Form of Indenture between FINOVA, FINOVA Capital and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA Capital's registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

            (4.I) Announcement of 2-for-1 Stock Split (incorporated by reference from FINOVA's August 14, 1997 8-K, Exhibit
                           28).

            (4.I.1) Letter to shareowners regarding FINOVA's 2-for-1 Stock Split (incorporated by reference from FINOVA's October 1, 1997 8-K, Exhibit 28.A).

          Exhibit No.
          -----------
            (4.I.2) Letter to holders of Preferred Securities regarding the 2-for-1 common stock split and resulting adjustment in conversion price applicable, to the Convertible Trust Originated Preferred Securities of FINOVA Finance Trust (incorporated by reference from FINOVA's October 1, 1997 8-K, Exhibit 28.B).

            (4.J) 1992 Stock Incentive Plan, as amended through the date of this filing.*+

            (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994,
                           Exhibit 10.1).

            (10.A.1) First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

            (10.A.2) Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from FINOVA's Quarterly Report on Form 10-Q for the period ending September 30, 1995 ( the "3Q95 10-Q"), Exhibit 10.A).

            (10.A.3)       Third Amendment dated as of November 1, 1995 to Sixth
                           Amendment  noted  in  10.A  above   (incorporated  by
                           reference from the 3Q95 10-Q, Exhibit 10.B).

            (10.A.4)       Fourth  Amendment  dated as of May 15, 1996, to Sixth
                           Amendment  noted  in  10.A  above   (incorporated  by
                           reference from the 1996 10-K, Exhibit 10.A.4).

            (10.A.5) Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in 10.A above.*

            (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994,
                           Exhibit 10.2).

            (10.B.1) First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

            (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

            (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

            (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

            (10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above.*

            (10.C)         1997 Management Incentive Plan.*+

            (10.D)         1998 Management Incentive Plan.*+

          Exhibit No.
          -----------
            (10.E.1)       1995 - 1997   Performance   Share   Incentive    Plan
                           (incorporated  by  reference  from  the  3Q95   10-Q,
                           Exhibit 10.H).+

            (10.E.2)       1996 - 1998   Performance   Share    Incentive   Plan
                           (incorporated by reference from 1996 10-K, Exhibit 10.E.3).+

            (10.E.3)       1997 - 1999 Performance Share Incentive Plan.*+

            (10.E.4)       1998 - 2000 Performance Share Incentive Plan.*+

            (10.F) Employment Agreement with Samuel L. Eichenfield dated March 16, 1996 (incorporated by reference from the 1995 10-K, Exhibit 10.F.3).+

            (10.F.1) Amendment to Employment Agreement referenced in 10.F above (incorporated by reference from the 1996 10-K, Exhibit 10.F.2).+

            (10.F.2) Second Amendment to Employment Agreement referenced in 10.F above (incorporated by reference from the 2Q97 10-Q, Exhibit 10).+

            (10.G) Employment Agreement with William J. Hallinan, dated February 25, 1992 (incorporated by reference from the 1992 10-K, Exhibit 10.1).+

            (10.H)         Amended  and  Restated   Supplemental  Pension  Plan,
                           (incorporated   by  reference  from  the  1996  10-K,
                           Exhibit 10.1).+

            (10.I)         A   description   of  FINOVA's   policies   regarding
                           compensation   of   directors  is   incorporated   by
                           reference from the 1998 Proxy Statement.+

            (10.J) Directors Deferred Compensation Plan (incorporated by reference from the 1992 10-K, Exhibit 10.O).+

            (10.K) Directors' Retirement Benefit Plan (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"),
                           Exhibit 10.OO).+

            (10.L) Directors' Charitable Awards Program (incorporated by reference from the 1994 10-K, Exhibit 10.CC).+

            (10.M) Deferred Compensation Plan (incorporated by reference from the 1995 10-K, Exhibit 10.N).+

            (10.N)         Bonus KEYSOP Plan.*+

            (10.N.1)       Bonus KEYSOP Trust Agreement.*+

            (10.O) FINOVA's Executive Officer Loan Program Policies and Procedures, (incorporated by reference from the 1996 10-K, Exhibit 10.U).+

            (10.P.1)       FINOVA's   Executive   Severance   Plan  for  Tier  1
                           Employees (incorporated by reference from the 1995 10-K, Exhibit 10.C.1).+

            (10.P.2)       FINOVA's   Executive   Severance   Plan  for  Tier  2
                           Employees (incorporated by reference from the 1995 10-K, Exhibit 10.C.2).+

          Exhibit No.
          -----------
            (10.Q.1)       Value  Sharing Plan for the Chief  Executive  Officer
                           (incorporated   by  reference  from  the  3Q95  10-Q,
                           Exhibit 10.L).+

            (10.Q.2) Value Sharing Plan for Executive Officers and Key Employees (incorporated by reference from the 3Q95 10-Q, Exhibit 10.K).+

            (10.R) Tax Sharing Agreement dated February 19, 1992 among FINOVA, The Dial Corp and others (incorporated by reference from the 1992 10-K, Exhibit 10.KK).

            (10.S) 1992 Stock Incentive Plan (filed in Exhibit 4.J to this report).+

            (12) Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends.*

            (21)           Subsidiaries.*

            (23)           Independent Auditors' Consent.*

            (24)           Powers of Attorney.*

            (27.1)         Financial  Data Schedule for the year ended  December
                           31, 1997.*

            (27.2) Restated Financial Data Schedule for the Quarters ended September 30, 1997, June 30, 1997 and March 31, 1997.*

            (27.3) Restated Financial Data Schedule for the Quarters ended September 30, 1996, June 30, 1996 and March 31, 1996.*

            (27.4) Restated Financial Data Schedule for the years ended December 31, 1996 and 1995.*

                           *Filed with this report.
                           +Relating to management compensation

            (b)            Reports on Form 8-K

         A report on Form 8-K, dated January 19, 1998, was filed by FINOVA which reported under Item 5 and 7 the revenues, net income and selected financial data and ratios for the fourth quarter and year ended December 31, 1997 (unaudited).

SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 17th day of March, 1998.


                              THE FINOVA GROUP INC.



                 By:        /s/ Samuel L. Eichenfield
                    ---------------------------------------------
                              Samuel L. Eichenfield
                 Chairman, President and Chief Executive Officer
                            (Chief Executive Officer)




                 By:        /s/ Bruno A. Marszowski
                    ---------------------------------------------
                               Bruno A. Marszowski
         Senior Vice President - Controller and Chief Financial Officer
                    (Chief Accounting and Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




                *                                              *
 -------------------------------                  ---------------------------
 Robert H. Clark, Jr. (Director)                  G. Robert Durham (Director)
         March 17, 1998                               March 17, 1998





    /s/ Samuel L. Eichenfield                                  *
--------------------------------                  ---------------------------
Samuel L. Eichenfield (Chairman)                  James L. Johnson (Director)
         March 17, 1998                               March 17, 1998





                *                                              *
 -------------------------------                 -----------------------------
   Kenneth R. Smith (Director)                   Shoshana B. Tancer (Director)
         March 17, 1998                                March 17, 1998




                *
 -------------------------------
    John W. Teets (Director)
         March 17, 1998





         * Signed pursuant to Powers of Attorney dated February 12, 1998.


                             /s/ Bruno A. Marszowski
                       -----------------------------------
                               Bruno A. Marszowski
                                Attorney-in-Fact
                                 March 17, 1998

                                     ANNEX A

                              THE FINOVA GROUP INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Financial Highlights...................................................................................1
Management's Discussion and Analysis of Financial Condition and Results of Operations..................2
Management's Report on Responsibility for Financial Reporting..........................................8
Independent Auditors' Report...........................................................................9
Consolidated Balance Sheet............................................................................10
Statement of Consolidated Income......................................................................12
Statement of Consolidated Shareowners' Equity.........................................................13
Statement of Consolidated Cash Flows..................................................................14
Notes to Consolidated Financial Statements............................................................15
Supplemental Selected Financial Data..................................................................34

                              THE FINOVA GROUP INC.

                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              1997            1996           1995
-------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
 Interest margins earned                                                          $    455,642   $    369,105    $    309,084
 Selling, administrative and other operating expenses                                  190,525        154,481         131,571
 Income from continuing operations                                                     139,098        116,493          93,798
 Net income                                                                            139,098        117,000          97,629
FINANCIAL POSITION:
 Average managed assets (1)                                                          8,153,076      7,041,708       5,833,576
 Ending funds employed                                                               8,399,456      7,298,759       6,348,079
 Ending managed assets (2)                                                           8,857,423      7,663,305       6,548,079
 Average earning assets (3)                                                          7,356,845      6,324,545       5,442,119
 Reserve for credit losses                                                             177,088        148,693         129,077
 Nonaccruing assets (4)                                                                187,356        155,505         143,127
 Funded new business                                                                 3,311,105      2,740,353       2,302,653
 Fee based volume                                                                    4,532,494      2,937,311       1,951,310
 Write-offs                                                                             45,487         32,017          25,631
CAPITALIZATION:
 Total debt                                                                          6,764,581      5,850,223       5,649,368
 Company-obligated mandatory redeemable convertible preferred securities
   of subsidiary trust solely holding convertible debentures of FINOVA (TOPrS)         111,550        111,550
 Shareowners' equity                                                                 1,090,454        929,591         825,184
PORTFOLIO QUALITY:
 Write-offs as a % of average managed assets (5)                                          0.56%          0.46%           0.44%
 Nonaccruing assets as a % of ending managed assets (5)                                    2.1%           2.0%            2.2%
 Reserve for credit losses as a % of:
    Ending managed assets (5)                                                              2.0%           2.0%            2.0%
    Nonaccruing assets                                                                    94.5%          95.6%           90.2%
    As a multiple of write-offs                                                            3.9x           4.6x            5.0x
PERFORMANCE HIGHLIGHTS:
 Return from continuing operations as a % of average funds employed (6)                    1.8%           1.8%            1.7%
 Interest margins earned as a % of average earning assets (3)                              6.2%           5.8%            5.7%
 Selling, administrative and other operating expenses as a % of
   interest margins earned                                                                41.8%          41.9%           42.6%
 Aggregate cost of funds                                                                   6.6%           6.8%            7.2%
 Ratio of income to combined fixed charges                                                1.54x          1.50x           1.44x
 Return from continuing operations on average equity                                      14.3%          13.3%           11.8%
 Basic earnings per common share:
    Continuing operations                                                         $       2.56   $       2.14    $       1.72
    Net income                                                                    $       2.56   $       2.15    $       1.79
    Adjusted weighted average shares                                                54,405,000     54,508,000      54,633,000
Diluted earnings per share (7):
    Continuing operations                                                         $       2.42   $       2.08    $       1.69
    Net income                                                                    $       2.42   $       2.09    $       1.76
    Adjusted weighted average shares                                                59,161,000     56,051,000      55,469,000
Book value per share outstanding                                                  $      19.37   $      16.88    $      15.12
Shares outstanding                                                                  56,282,000     55,058,000      54,558,000
===============================================================================================================================

(1) Includes average securitizations and participations of $388.9 million, $327.4 million and $15.4 million for 1997, 1996 and 1995, respectively.
(2) Includes assets sold under securitization and participation agreements and managed by the Company.
(3) Represents average funds employed excluding average deferred taxes on leveraged leases and average nonaccruing assets.
(4) Includes nonaccruing assets classified as discontinued operations at December 31, 1996.
(5) Excludes participations sold of $121.4 million, $64.5 million and $0 million for 1997, 1996 and 1995, respectively, in which the Company has transferred credit risk.
(6) Average funds employed excludes average deferred taxes on leveraged leases of $234 million, $238 million and $227 million for 1997, 1996 and 1995, respectively.
(7) Diluted earnings per share give effect to the dilutive potential of options, restricted stock and convertible preferred stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

Results of Operations

         The following table summarizes FINOVA's operating results for the years ended December 31, 1997, 1996 and 1995:

----------------------------------------------------------------------------------------------------------------
                                      For the Year Ended December 31,        For the Year Ended December 31,
                                                                 Percent                                 Percent
(Dollars in millions)                  1997            1996       Change      1996            1995       Change
----------------------------------------------------------------------------------------------------------------
Interest margins earned            $  455.6        $  369.1          23%  $  369.1        $  309.1          19%
Provision for credit losses           (69.2)          (41.8)         66%     (41.8)          (37.6)         11%
Gains on sale of assets                30.3            12.9         134%      12.9            10.9          19%
Selling, administrative and
  other operating expenses           (190.5)         (154.5)         23%    (154.5)         (131.6)         17%
Income taxes                          (83.1)          (69.3)         20%     (69.3)          (57.0)         22%
Preferred dividends, net               (4.0)             --          n/a        --              --          n/a
                                   --------        --------               --------        --------
Income from continuing
 operations                           139.1           116.5          19%     116.5            93.8          24%
Income and gain from
 discontinued operations                 --             0.5         n/a        0.5             3.8          n/a
                                   --------        --------               --------        --------
Net Income                         $  139.1        $  117.0          19%  $  117.0        $   97.6          20%
                                   ========        ========               ========        ========
----------------------------------------------------------------------------------------------------------------

1997 Compared to 1996

         Net income for 1997 increased 19% to $139.1 million from $117.0 million in 1996. The increase reflected growth in managed assets, increased fee-related business, higher gains on sale of assets and a lower effective income tax rate, partially offset by higher provisions for credit losses and increased operating expenses. Income from continuing operations for 1997 increased to $139.1 million from $116.5 million in 1996. Continuing operations in 1996 excluded the operating results of FINOVA's discontinued Manufacturer & Dealer Services line of business ("MDS") and FINOVA Medical Systems and a $6 million gain resulting from the sale of MDS. See Note B of Notes to Consolidated Financial Statements for further discussion.

         Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest, fee and other income earned from financing transactions and operating lease income and (b) interest expense and operating lease depreciation, increased 23% to $455.6 million in 1997 from $369.1 million in 1996 due primarily to a higher level of average earnings assets and the expansion of the fee-based businesses.

         Average earning assets, which represent FINOVA's investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased 16% to $7.36 billion in 1997 from $6.32 billion a year earlier. This increase primarily resulted from a 21% increase in funded new business of $3.31 billion compared to $2.74 billion in 1996, and, to a lesser extent, from portfolios purchased during 1997 (totaling $122 million). These increases were partially offset by the normal amortization of the portfolio and prepayments during the year.

         The Company's interest margins earned as a percentage of average earning assets ("spread") also increased during 1997, to 6.2% from 5.8%. A portion of the increase in spread was due to a 54% growth in fee-based business (to $4.53 billion from $2.94 billion in 1996), which provides interest, fee and other income while requiring less investment in earning assets than term loans and leases. Contributing to the increase in fee-based business was FINOVA Realty

                             THE FINOVA GROUP INC.

Capital ("FRC," formerly Belgravia Capital Corporation), a commercial mortgage banking organization which was acquired in October 1997 (and which has historically had its highest volume in the fourth quarter). Excluding the impact of the FRC acquisition, FINOVA's spread improved to 6.1% in 1997. The increase in interest margins earned was also partially attributable to lower aggregate borrowing costs and lower debt leverage during 1997 compared to 1996.

         Provision for Credit Losses. The provision for credit losses increased 66% to $69.2 million in 1997 compared to $41.8 million in 1996. In addition to growth in FINOVA's managed assets, the increase in the provision for credit losses primarily resulted from an increase in write-offs to $45.5 million in 1997 from $32.0 million in 1996. The higher write-offs in 1997 were primarily attributable to FINOVA's Factoring Services line of business, due to credit problems experienced among the line of business' wholesale textile customers. Currently, Factoring Services is refocusing its portfolio toward retail businesses and new industries. Total write-offs for FINOVA's other lines of business were lower in 1997 than in 1996.

         FINOVA's total write-offs during 1997 represented 0.56% of average managed assets (excluding participations) compared to 0.46% in 1996. Details of write-offs and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

         Gains on Sale of Assets. Gains on sale of assets totaled $30.3 million in 1997, higher than the $12.9 million in 1996. In addition to the sale of assets coming off lease, FINOVA recognized a significant gain from the early termination of a real estate leveraged lease transaction in 1997. While FINOVA has consistently recognized gains on the sale of assets it holds, the gains are sporadic in their timing and amount. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         Selling, Administrative and Other Operating Expenses. Selling, administrative and other operating expenses ("operating expenses") were higher in 1997 than in 1996, primarily as a result of increased costs necessary to manage FINOVA's larger portfolio. Also contributing to the increase in operating expenses were incentives paid to employees based on performance criteria such as new business, profitability and the increased value of FINOVA's stock (which increased by 54.7% to $49.69 per share at year-end). The Company also incurred additional costs in administering problem loan accounts in 1997, including an increase with respect to the Factoring Services line of business.

         As a percentage of interest margins earned, operating expenses declined slightly to 41.8% in 1997 from 41.9% in 1996. FINOVA's acquisition of FRC in the fourth quarter of 1997 is expected to increase operating expenses as a percentage of interest margins earned in future periods. See Note O of Notes to Consolidated Financial Statements for further detail of operating expenses.

         Income Taxes. Income taxes were higher in 1997 than in 1996 due to the increase in pre-tax income. Partially offsetting the increase was a lower effective tax rate in 1997 of 36.7% compared to 37.3% in 1996, principally caused by FINOVA's ability to use certain capital loss carryforwards in 1997. See Note J of Notes to Consolidated Financial Statements for further discussion of income taxes.

         Preferred Dividends. During 1997, a subsidiary trust sponsored and wholly owned by FINOVA had $111.6 million (net of transaction costs) outstanding of Company-obligated mandatory redeemable convertible preferred securities (TOPrS). FINOVA paid dividends of $4.0 million, after tax, on these securities during 1997.

1996 Compared to 1995

      Income from continuing operations for 1996 increased 24% to $116.5 million from $93.8 million in 1995. Continuing operations exclude the operating results and a $6 million gain, after taxes and allocation of related costs and expenses, resulting from the sale of FINOVA's Manufacturer & Dealer Services line of business, and the operating results of FINOVA Medical Systems, which was liquidated in 1996. Net income for 1996 increased to $117.0 million from $97.6 million in 1995.

                             THE FINOVA GROUP INC.

      Interest Margins Earned. Interest margins earned were $369.1 million for 1996, compared with $309.1 million in 1995, an increase of 19%. The increase was primarily due to a 17% increase in managed assets (investment in financing transactions plus securitizations and participations sold), resulting primarily from $2.7 billion in funded new business in 1996, up from $2.3 billion in 1995, and $2.9 billion in fee-based volume in 1996, compared to $2.0 billion in 1995. In addition, FINOVA added funds employed of approximately $318 million through acquisitions in 1996. These increases were partially offset by the normal amortization of the portfolio as well as significantly higher prepayments in 1996, partially due to consolidation in the communications industry resulting from changes in regulation at the federal level.

      Interest margins earned as a percentage of average earning assets increased to 5.8% for 1996 compared to 5.7% for 1995. This increase was the result of FINOVA's ability to maintain rates and fees charged on its financing transactions while benefiting from reduced interest expense due to generally declining interest rates, improved credit ratings and the maturity of certain interest rate hedges.

      Provision for Credit Losses. The provision for credit losses increased to $41.8 million in 1996 from $37.6 million in 1995, primarily due to the increase in managed assets. FINOVA's reserves remained at 2.0% of ending managed assets (excluding participations), while the credit quality of the portfolio continued to improve. Reserves as a percentage of nonaccruing assets increased to 95.6% at December 31, 1996 from 90.2% a year earlier. Nonaccruing assets as a percentage of ending managed assets (excluding participations) declined to 2.0% at December 31, 1996 from 2.2% at the end of 1995. Details of write-offs and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

      Gains on Sale of Assets. Gains on sale of assets were higher in 1996 than 1995, primarily due to the amount and type of assets coming off lease during the respective years. While the Company has consistently recognized gains on the sale of assets it holds, the amount and timing of such gains is sporadic in nature.

      Selling, Administrative and Other Operating Expenses. Selling, administrative and other operating expenses were 17% higher in 1996 than in 1995, due primarily to the growth in managed assets and incentives related to FINOVA's improved results and stock performance. However, as a percentage of interest margins earned, these expenses decreased to 41.9% in 1996 from 42.6% during 1995. See Note O of Notes to Consolidated Financial Statements for additional detail.

      Income Taxes. Income taxes increased during the year ended December 31, 1996, primarily due to the increase in pre-tax income, partially offset by a lower effective tax rate. The lower tax rate, which decreased to 37.3% in 1996 from 37.8% in 1995, was primarily related to lower foreign tax effects and increased tax exempt municipal and ESOP income. See Note J of Notes to Consolidated Financial Statements for further discussion of income taxes.

Financial Condition, Liquidity and Capital Resources

         Managed assets at December 31, 1997 increased 16% to $8.86 billion from $7.66 billion at December 31, 1996. The increase was the result of a 21% increase in funded new business of $3.31 billion in 1997 compared to $2.74 billion in 1996, partially offset by normal loan and lease amortization and approximately $0.7 billion in prepayments during 1997. In addition, an early termination of a leveraged lease occurred in the Specialty Real Estate line of business, which experienced a reduction in managed assets of approximately $103 million. The major causes of this reduction were the sale of this leveraged lease combined with the business decision not to aggressively pursue new deals at the cost of compromising rate and/or underwriting standards.

         FINOVA recorded $4.53 billion in fee-based volume during 1997 compared to $2.94 billion in 1996. The 54% increase in fee-based volume was due to growth in FINOVA's on-going fee-based lines of business and the addition of FRC in the fourth quarter of 1997.

         FINOVA's reserve for credit losses increased to $177.1 million at December 31, 1997 compared to $148.7 million at year-end 1996 primarily due to a provision for credit losses of $69.2 million during the year, partially offset by write-offs

                             THE FINOVA GROUP INC.

totaling $45.5 million. At December 31, 1997 the reserve represents 2.0% of managed assets (excluding participations sold), the same level as one year ago. Nonaccruing assets have increased to $187.4 million at December 31, 1997 which represents 2.1% of ending managed assets compared to $155.5 million in nonaccruing assets as of December 31, 1996 which constituted 2.0% of ending managed assets. At December 31, 1997, the reserve represents 94.5% of nonaccruing assets compared to 95.6% at December 31, 1996. The increase in nonaccruing assets is primarily in the Factoring Services line of business. See Note D of Notes to Consolidated Financial Statements for more information on the reserves, write-offs and nonaccruing assets.

         The Company had total debt outstanding of $6.76 billion at December 31, 1997 or 5.63 times its equity base (shareowners' equity plus convertible preferred securities) of $1.20 billion (FINOVA Capital's leverage as of December 31, 1997 was 5.37 to 1). At December 31, 1996, the Company had comparable debt leverage of $5.85 billion debt outstanding and $1.04 billion of equity. The Company also had $274.8 million in deferred taxes at year-end 1997 compared to $244.2 million at year-end 1996.

         Growth in managed assets is generally financed by internally generated cash flow and borrowings. During 1997, FINOVA Capital issued $1.1 billion in new senior debt and increased its commercial paper and other short-term borrowings by $650 million. These funds were used to finance new business, redeem or retire $818 million of debt and acquire a $122 million inventory finance portfolio. During 1997, the Company also issued approximately 1.7 million shares of its common stock as the primary consideration for the acquisition of FRC (see Note B of Notes to Consolidated Financial Statements for further detail). In December 1996, the Company issued $111.6 million (net of transaction costs) in company-obligated mandatory redeemable convertible preferred securities ("TOPrS") through FINOVA Finance Trust; see Note G of Notes to Consolidated Financial Statements for additional discussion.

      FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent on any one lender. FINOVA also relies on the issuance of commercial paper as a major funding source. During 1997, FINOVA Capital issued $15.1 billion of commercial paper (with an average of $2.9 billion outstanding during the year) and raised $1.1 billion, as noted above, through new long-term financing of one to 10 year durations. At December 31, 1997 and 1996, commercial paper and short-term bank borrowings totaled $3.1 billion and $2.5 billion, respectively, and were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option.

      FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364-day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion, two five-year facilities with numerous lenders for $700 million each and one 364-day facility with one lender for $200 million. These $3.6 billion of credit facilities support FINOVA's outstanding commercial paper and short-term borrowings. FINOVA intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. FINOVA rarely borrows under these facilities. The 364 day $1.0 billion and $200 million revolving credit agreements will be subject to renewal in 1998, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. In addition to the above, The FINOVA Group Inc. has a 364-day revolving credit facility with one lender for $25 million, which is subject to renewal in 1998.

      FINOVA,   through   one  of  its   subsidiaries,   maintains  a  five-year
multi-currency facility with a group of lenders for $100 million. Through another subsidiary, FINOVA maintains two five-year revolving credit facilities with two separate lenders in Canada for $25 million Canadian each. FINOVA Capital is the guarantor of these credit facilities, which are subject to renewal in 2002. The Company also maintains one $10 million Canadian 364-day revolving credit facility with a lender. That agreement will be subject to renewal in 1998.

      In 1997, FINOVA and FINOVA Capital jointly filed a universal shelf registration statement with the SEC allowing for the issuance of $2 billion of senior debt securities, common stock, preferred stock, depositary shares and warrants to purchase common stock or debt securities, all of which remained available as of December 31, 1997.

                             THE FINOVA GROUP INC.

      The agreements pertaining to long-term debt include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Capital have complied. Under one such covenant, dividend payments by FINOVA Capital to FINOVA are limited to 50 percent of accumulated earnings after December 31, 1991.

      FINOVA Capital's aggregate cost of funds decreased to 6.6% for 1997 from 6.8% for 1996 as a result of declining interest rates, higher credit ratings and the elimination of costs associated with $250 million of maturing interest rate hedges. FINOVA's cost of and access to capital is dependent, in large part, on its credit ratings. FINOVA Capital has maintained investment-grade ratings since 1976. FINOVA Capital currently has investment-grade ratings from the following agencies:

                                                          Commercial     Senior
                                                             Paper        Debt
                                                         ------------  ---------
           Duff & Phelps Credit Rating Co.                    D1            A
           Fitch Investors Services, Inc.                     F1            A
           Moody's Investors Service, Inc.                    P2           Baa1
           Standard & Poor's Ratings Group                    A2            A-

      In addition, FINOVA Finance Trust, a subsidiary trust of FINOVA, has issued mandatory redeemable convertible preferred securities ("TOPrS") with investment-grade ratings as follows:

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

      FINOVA periodically repurchases its securities on the open market to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. During the years 1997 and 1995, FINOVA repurchased 1,035,800 and 1,223,200 shares, respectively. No shares were acquired in 1996. This program may be discontinued at any time.

Derivative Financial Instruments

      FINOVA enters into interest rate and basis swap agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward. FINOVA continually monitors its derivative position and uses derivative instruments for non-trading and non-speculative purposes only.

      At December 31, 1997, FINOVA Capital had outstanding interest rate conversion agreements with notional principal amounts totaling $2.6 billion. Agreements with notional principal amounts of $550 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements require interest payments on the stated principal amount at rates ranging from 6.21% to 9.10% (remaining terms of one to four years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, agreements with notional principal amounts of $1.4 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They require interest payments on the stated principal amount at the three month or six month London interbank offered rates ("LIBOR") (remaining terms of one to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.51% to 7.71%. FINOVA Capital has also entered into basis swap agreements with notional principal amounts of $628 million and remaining terms of one year. See Note F of Notes to Consolidated Financial Statements for further discussion of FINOVA's derivatives.

                             THE FINOVA GROUP INC.

Year 2000 Date Conversion

         FINOVA continues to implement changes necessary to assure accurate date recognition and data processing with respect to the year 2000. Primary internal activities related to this issue are modifications to existing computer programs and conversions to new programs. The Company is also communicating with software vendors, financial institutions, clients and others with whom it conducts business to determine the nature of any impact on FINOVA. If needed modifications and conversions are not accomplished in a timely manner, this issue could have a material effect on the operations of FINOVA. As of this time, however, management believes that necessary corrections will be achieved on time. Costs related to this issue, which have been immaterial to date, are being expensed as incurred and are not expected to have a material impact on FINOVA's financial position.

Recent Developments and Business Outlook

      FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, FINOVA continues to evaluate potential acquisition opportunities that it believes are consistent with its business strategies.

      In October 1997, FINOVA acquired Belgravia Capital Corporation, a commercial mortgage banking organization headquartered in Irvine, California. Consideration for the acquisition included approximately 1.7 million shares of the Company's common stock, $10 million in cash and the agreement to pay additional amounts up to approximately $30 million per year for the next three years, based on future results of the operations. Historically, Belgravia originated mid-size commercial mortgage loans which were funded by third parties who typically sold or securitized the loans.

         In October 1997, FINOVA also announced the reorganization of its businesses into three operating groups. The Commercial Finance Group comprises FINOVA's asset-based lending businesses such as Business Credit, Corporate
Finance, Factoring Services, Inventory Finance and Rediscount Finance. The Specialty Finance Group contains FINOVA's Commercial Equipment Finance,
Specialty Real Estate Finance, Communications Finance, Franchise Finance, Healthcare Finance, Portfolio Services, Public Finance, Resort Finance and Transportation Finance businesses. The new Capital Markets Group consists of FINOVA Realty Capital and the bridge financing, mezzanine debt and equity funds formed under the FINOVA Investment Alliance program.

         In February 1998, FINOVA announced the formation of a $125 million investment alliance with Credit Suisse First Boston PTG known as FINOVA Aircraft Investors, LLC. The alliance will use FINOVA's market expertise and industry presence to purchase, upgrade and resell used commercial aircraft.

New Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard will require additional disclosure only. FINOVA will adopt this standard effective January 1, 1998, as required.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires certain information regarding segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the company. The standard also requires disclosures regarding products and services, geographical areas and major customers. Adoption of this standard will require FINOVA to include additional detail in its disclosures, including certain disaggregated operating information. FINOVA will adopt this standard in 1998, as required, but is not currently planning to elect early adoption for interim financial periods during the year. At this time, management anticipates that FINOVA's reported segments will be composed of its three operating groups: Specialty Finance, Commercial Finance and Capital Markets.

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

      FINOVA's management has established and maintains a system of internal controls to reasonably assure the fair presentation of the financial statements, the safeguarding of FINOVA's assets and the prevention or detection of fraudulent financial reporting. The internal control structure is supported by careful selection and training of personnel, policies and procedures and regular review by both internal auditors and the independent auditors.

      The Board of Directors, through its Audit Committee, also oversees the financial reporting of FINOVA and its adherence to established procedures and controls. Periodically, the Audit Committee meets, jointly and separately, with management, the internal auditors and the independent auditors to review auditing, accounting and financial reporting matters.

      FINOVA's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all of FINOVA's financial records and related data and has made valid and complete written and oral representations and disclosures in connection with the audit.

      Management believes it is essential to conduct its business in accordance with the highest ethical standards, which are characterized and set forth in FINOVA's written Code of Conduct. These standards are communicated to and acknowledged by all of FINOVA's employees.


/s/ Samuel L. Eichenfield
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer



/s/ Bruno A. Marszowski
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer



/s/ Derek C. Bruns
Derek C. Bruns
Senior Vice President - Internal Audit

                             THE FINOVA GROUP INC.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareowners of The FINOVA Group Inc.

      We have audited the accompanying consolidated balance sheet of The FINOVA Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of FINOVA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The FINOVA Group Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Phoenix, Arizona
February 11, 1998

                             THE FINOVA GROUP INC.


                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


                                     ASSETS

------------------------------------------------------------------------------------------------------
December 31,                                                                   1997           1996
------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $     33,190  $     31,260

Investment in financing transactions:
 Loans and other financing contracts                                          5,955,984     5,305,678
 Factored receivables                                                           750,399       564,430
 Operating leases                                                               712,927       517,690
 Leveraged leases                                                               619,557       514,573
 Direct financing leases                                                        360,589       396,388
------------------------------------------------------------------------------------------------------
                                                                              8,399,456     7,298,759

 Less reserve for credit losses                                                (177,088)     (148,693)
------------------------------------------------------------------------------------------------------

     Investment in financing transactions - net                               8,222,368     7,150,066

Goodwill and other assets                                                       464,282       345,408
------------------------------------------------------------------------------------------------------

                                                                           $  8,719,840  $  7,526,734
======================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.



                       LIABILITIES AND SHAREOWNERS' EQUITY

------------------------------------------------------------------------------------------------------------------
December 31,                                                                             1997           1996
------------------------------------------------------------------------------------------------------------------
Liabilities:
 Accounts payable and accrued expenses                                               $    147,280  $    119,991
 Due to clients                                                                           278,571       218,494
 Interest payable                                                                          52,643        52,677
 Senior debt                                                                            6,764,581     5,850,223
 Deferred income taxes                                                                    274,761       244,208
------------------------------------------------------------------------------------------------------------------
                                                                                        7,517,836     6,485,593
------------------------------------------------------------------------------------------------------------------

Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of FINOVA, net of
  expenses (TOPrS)                                                                        111,550       111,550

Shareowners' equity:
 Common stock, $0.01 par value, 100,000,000 shares
  authorized, 58,555,000 and 56,844,000 shares issued, respectively                           585           568
 Additional capital                                                                       764,525       684,261
 Retained income                                                                          386,665       276,151
 Cumulative translation adjustments                                                           (10)        1,008
 Common stock in treasury, 2,273,000 and 1,786,000 shares,
   respectively                                                                           (61,311)      (32,397)
------------------------------------------------------------------------------------------------------------------
                                                                                        1,090,454       929,591
------------------------------------------------------------------------------------------------------------------

                                                                                     $  8,719,840  $  7,526,734
==================================================================================================================

                 See notes to consolidated financial statements.

                              THE FINOVA GROUP INC.

                        STATEMENT OF CONSOLIDATED INCOME
                  (Dollars in Thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1997         1996          1995
-----------------------------------------------------------------------------------------------------------------
Interest, fees and other income                                         $   750,755  $   640,132  $    568,115
Financing lease income                                                       77,049       61,985        49,310
Operating lease income                                                      116,920       95,817        84,691
-----------------------------------------------------------------------------------------------------------------
Income earned from financing transaction                                    944,724      797,934       702,116
Interest expense                                                            416,093      366,543       337,814
Operating lease depreciation                                                 72,989       62,286        55,218
-----------------------------------------------------------------------------------------------------------------
Interest margins earned                                                     455,642      369,105       309,084
Provision for credit losses                                                  69,200       41,751        37,568
-----------------------------------------------------------------------------------------------------------------
Net interest margins earned                                                 386,442      327,354       271,516
Gains on sale of assets                                                      30,261       12,949        10,889
-----------------------------------------------------------------------------------------------------------------
                                                                            416,703      340,303       282,405
Selling, administrative and other operating
 expenses                                                                   190,525      154,481       131,571
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                       226,178      185,822       150,834
Income taxes                                                                 83,088       69,329        57,036
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before preferred dividends                143,090      116,493        93,798
Preferred dividends, net of tax                                               3,992
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           139,098      116,493        93,798
Income and gain from sale of discontinued operations, net of tax                             507         3,831
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $   139,098  $   117,000  $     97,629
=================================================================================================================

Basic earnings per share:
Income from continuing operations                                       $      2.56  $      2.14  $       1.72
Income and gain from discontinued operations                                                 .01           .07
-----------------------------------------------------------------------------------------------------------------
Net income                                                              $      2.56  $      2.15  $       1.79
=================================================================================================================
Adjusted weighted average shares outstanding                             54,405,000   54,508,000    54,633,000
=================================================================================================================

Diluted earnings per share:
Income from continuing operations                                       $      2.42  $      2.08  $       1.69
Income and gain from discontinued operations                                                 .01           .07
-----------------------------------------------------------------------------------------------------------------
Net income                                                              $      2.42  $      2.09  $       1.76
=================================================================================================================

Adjusted weighted average shares outstanding                             59,161,000   56,051,000    55,469,000
=================================================================================================================

Dividends per common share                                              $       .52  $       .46  $        .42
=================================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                  STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                             (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   1997          1996         1995
---------------------------------------------------------------------------------------------------------------
COMMON STOCK:
 Balance, beginning of year                                            $       568   $       568  $       568
 Issuance of common stock                                                       17
---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                          585           568          568
---------------------------------------------------------------------------------------------------------------
ADDITIONAL CAPITAL:
 Balance, beginning of year                                                684,261       686,098      687,758
 Issuance of common stock                                                   77,521
 Net change in unamortized amount of restricted
  stock                                                                     (1,558)       (1,816)        (613)
 Common stock in treasury issued in connection
   with employee benefit plans                                               4,301           (21)      (1,047)
---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                      764,525       684,261      686,098
---------------------------------------------------------------------------------------------------------------
RETAINED INCOME:
 Balance, beginning of year                                                276,151       184,381      109,830
 Net income                                                                139,098       117,000       97,629
 Dividends                                                                 (28,584)      (25,230)     (23,078)
---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                      386,665       276,151      184,381
---------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of year                                                  1,008        (5,686)      (4,726)
 Unrealized translation (loss) gain                                         (1,018)        6,694         (960)
---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                          (10)        1,008       (5,686)
---------------------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY:
 Balance, beginning of year                                                (32,397)      (40,177)     (23,178)
 Purchase of shares                                                        (37,296)                   (23,588)
 Shares used in connection with employee
  benefit plans                                                              8,382         7,780        6,589
---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                      (61,311)      (32,397)     (40,177)
---------------------------------------------------------------------------------------------------------------
SHAREOWNERS' EQUITY                                                    $ 1,090,454   $   929,591  $   825,184
===============================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                           1997          1996          1995
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                   $      139,098 $     117,000 $     97,629
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for credit losses                                                        69,200        41,751       37,568
   Depreciation and amortization                                                      90,396        76,471       70,017
   Gains on sale of assets                                                           (30,261)      (12,949)     (10,889)
   Gains on dispositions of discontinued operations, net                                            (3,521)
   Deferred income taxes                                                              30,553        29,356       19,285
Change in assets and liabilities, net of effects from subsidiaries purchased:
    Increase in other assets                                                         (48,610)      (61,694)     (53,071)
    Increase (decrease) in accounts payable and accrued expenses                      20,800       (16,009)      (9,152)
    (Decrease) increase in interest payable                                              (34)        5,853        7,843
 Other                                                                                  (603)        6,153       (1,573)
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                       270,539       182,411      157,657
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Proceeds from sales of assets                                                       178,413       102,945       50,028
 Proceeds from sales of securitized assets                                            36,565       100,000      200,000
 Principal collections on financing transactions                                   2,087,619     1,781,985    1,088,420
 Expenditures for financing transactions                                          (2,507,822)   (2,221,363)  (1,853,330)
 Net change in short-term financing transactions                                    (844,584)     (624,952)    (442,405)
 Acquisitions, net of cash acquired                                                 (120,883)       (7,455)    (261,868)
 Sale of discontinued operation                                                                    616,434
 Other                                                                                 2,399         3,296        2,104
------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                       (1,168,293)     (249,110)  (1,217,051)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and short-term loans                          649,653        62,156      373,566
 Long-term borrowings                                                              1,080,625       564,988    1,272,450
 Repayment of long-term borrowings                                                  (817,892)     (681,401)    (570,002)
 Proceeds from exercise of stock options                                              12,683         7,759        5,542
 Net proceeds from sale of company-obligated mandatory redeemable convertible
   preferred securities of subsidiary trust solely holding convertible                             111,550
   debentures of FINOVA (TOPrS)
 Common stock purchased for treasury                                                 (37,296)                   (23,588)
 Dividends                                                                           (28,584)      (25,230)     (23,078)
 Net change in due to clients                                                         40,495       (32,143)      64,909
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                       899,684         7,679    1,099,799
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       1,930       (59,020)      40,405
Cash and cash equivalents, beginning of year                                          31,260        90,280       49,875
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                        $       33,190 $      31,260  $    90,280
========================================================================================================================

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
             (Dollars in Thousands in Tables, except per share data)


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

         The FINOVA  Group  Inc.  is a  financial  services  company  engaged in providing capital and collateralized financing products to commercial enterprises focusing on mid-size businesses in various market niches, principally in the United States.

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives:

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

         Revenue Recognition -- For loans and other financing contracts, earned income is recognized over the life of the contract, using the interest method.

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

         Cash Equivalents -- FINOVA classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

         Marketable Securities -- As discussed in Note K, FINOVA owns certain marketable securities which are considered trading securities. Trading securities are stated at fair value with gains or losses recorded in income in the period they occur.

                             THE FINOVA GROUP INC.

         Reserve for Credit Losses -- The reserve for credit losses is available to absorb credit losses. The provision for credit losses is the charge to income to increase the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for credit losses.

         Repossessed Assets -- Repossessed assets are carried at the lower of cost or fair value less estimated selling expenses.

         Residual Values -- FINOVA has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Actual residual values realized could differ from these estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate.

         Goodwill -- FINOVA amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Goodwill at December 31, 1997 and 1996 was $288.2 million and $179.5 million (net of amortization), respectively. Amortization totaled $10.1 million ($6.3 million after-tax), $9.6 million ($5.7 million after-tax) and $8.2 million ($4.9 million after-tax) for the years ended December 31, 1997, 1996 and 1995, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on projected, undiscounted cash flows generated by the underlying assets. At December 31, 1997, approximately $272.0 million of goodwill was deductible for federal income tax purposes over 15 years under Section 197 of the Internal Revenue Code.

         Pension and Other Benefits -- Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

         Other postretirement benefit costs are recorded during the period the employees provide service to FINOVA. FINOVA funds its postretirement benefit obligation as benefits are paid.

         FINOVA records postemployment benefit costs at the time employees leave active service. Postemployment benefits are any benefits other than retirement benefits.

         Savings Plan -- FINOVA maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 0% to 15% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in FINOVA stock through the Employee Stock Ownership Plan, discussed below.

         Employee Stock Ownership Plan -- Employees of FINOVA are eligible to participate in the Employee Stock Ownership Plan in the month following the first 12 consecutive month period during which they have at least 1,000 hours of service with FINOVA. Company contributions are made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

                             THE FINOVA GROUP INC.

         Expenses under the Savings Plan and Employee Stock  Ownership Plan were
$2.5  million,   $2.1  million  and  $1.7  million  in  1997,   1996  and  1995,
respectively.

         Income Taxes -- Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

         Earnings per Share -- For the year ended December 31, 1997, FINOVA adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement specifies the presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The statement also requires the calculation of two earnings per share measures, basic and diluted. Basic earnings per share exclude the effects of dilution and are computed by dividing income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These calculations are presented for the years ended December 31, 1997, 1996 and 1995 on the Statement of Consolidated Income and are more fully discussed in Note L.

         Derivative Financial Instruments -- As more fully described in Note F, FINOVA uses derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used include interest rate swaps which are accounted for using settlement or matched swap accounting.

         Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and FINOVA does not use derivative financial instruments for trading or speculative purposes. Upon early termination of the designated matched asset or liability, the related derivative is matched to another appropriate item or marked to fair market value.

         Securitizations -- Effective January 1, 1997, FINOVA adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which requires receivable transfers occurring after December 31, 1996 to be accounted for as sales when legal and effective control over the transferred receivables is surrendered.

         Reclassifications -- Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation, including a two-for-one stock split effected in October 1997.


NOTE B            ACQUISITIONS AND DISPOSITIONS

         During 1997 and 1996, FINOVA Capital, in transactions accounted for as purchases, acquired various businesses and portfolios having initial funds employed totaling $122 million and $318 million, respectively. In October 1997, FINOVA also purchased Belgravia Capital Corporation, a commercial mortgage banking organization, for $77.5 million of the Company's common stock (1.7 million shares), $10.0 million in cash and an agreement to pay additional amounts up to approximately $30 million per year for the next three years, contingent upon future results of the operations. The acquisition was comprised of $91.5 million in assets, including $88.0 million in goodwill and $4.0 million in liabilities and acquisition costs. The results of these operations have been included in FINOVA's results since the date of acquisition. Goodwill related to this transaction is being amortized over 25 years.

         In 1996, the company sold its Manufacturer & Dealer Services operations for $616.4 million, recognizing a gain on sale, net of taxes, of $6.0 million after allocation of related costs and expenses. In connection with the sale, the Company retained a portfolio of leases relating to one vendor program. Also in 1996, the Company closed FINOVA Medical Systems, a remanufacturer of medical equipment, recognizing a loss on disposal of approximately $2.5 million, net of tax. Income (losses) from these operations, net of tax, for the two years ended December 31, 1996 and 1995 were ($3.0 million) and $3.8 million, respectively. Assumptions used to calculate these results were similar to those used by FINOVA to evaluate its other lines of business and included the allocation of interest expense based on certain leverage ratios and the allocation of indirect operating expenses. Results for 1995 have been restated to classify these operations as discontinued.

NOTE C            INVESTMENT IN FINANCING TRANSACTIONS

                             THE FINOVA GROUP INC.

         FINOVA provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables). At December 31, 1997 and 1996, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $8.4 billion and $7.3 billion (before reserve for credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

--------------------------------------------------------------------------------
                                                           Percent of Total
                                                           Carrying Amount
--------------------------------------------------------------------------------
                                                         1997           1996
--------------------------------------------------------------------------------
Transportation Finance                                     19.4%          18.2%
Resort Finance                                             14.4           16.0
Corporate Finance                                           9.8            8.9
Specialty  Real Estate Finance                              8.2           10.9
Communications Finance                                      7.9            7.7
Commercial Equipment Finance                                7.5            8.0
Rediscount Finance                                          7.3            5.8
Inventory Finance                                           6.5            4.3
Healthcare Finance                                          6.3            6.9
Franchise Finance                                           5.2            5.0
Factoring Services                                          2.7            3.1
Business Credit                                             2.4            2.3
Public Finance                                              1.6            2.1
Other                                                       0.8            0.8
--------------------------------------------------------------------------------
                                                          100.0%         100.0%
================================================================================

                             THE FINOVA GROUP INC.

         Aggregate installments on loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables at December 31, 1997 (excluding repossessed assets of $37.1 million and estimated residual values) are contractually due during each of the years ending December 31, 1998 to 2002 and thereafter as follows:

--------------------------------------------------------------------------------------------------------
                                                                                                There-
                                 1998         1999         2000         2001        2002        after
--------------------------------------------------------------------------------------------------------
Loans and other financing
 contracts:
 Commercial:
   Fixed interest rate       $   332,773  $   376,445  $   270,568  $  306,517  $  150,631  $   405,615
   Floating interest rate        640,324      538,160      545,215     417,486     220,807       95,437
Real estate:
   Fixed interest rate            90,091       93,535       40,530      50,152      31,311      130,954
   Floating interest rate        447,377      349,907      132,069     144,931      37,301       70,755
Factored receivables             750,399
Leases, primarily at
 fixed interest rates:
 Operating leases                127,053      143,946      103,196      71,510      39,513      112,453
 Leveraged leases                 31,582       25,456       15,859      13,010       8,073      402,266
 Direct financing leases         100,174       74,040       48,073      33,378      23,401       88,714
--------------------------------------------------------------------------------------------------------
                             $ 2,519,773  $ 1,601,489  $ 1,155,510  $1,036,984  $  511,037  $ 1,306,194
========================================================================================================

         The investment in operating leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------
                                                                               1997           1996
--------------------------------------------------------------------------------------------------------
Cost of assets                                                             $    855,670  $    646,918
Accumulated depreciation                                                       (142,743)     (129,228)
--------------------------------------------------------------------------------------------------------
Investment in operating leases                                             $    712,927  $    517,690
========================================================================================================

         The net investment in leveraged leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------
                                                                             1997             1996
--------------------------------------------------------------------------------------------------------
Rentals receivable                                                      $    2,287,233  $    1,898,996
Less principal and interest payable on nonrecourse debt                     (1,790,987)     (1,486,249)
--------------------------------------------------------------------------------------------------------
Net rentals receivable                                                         496,246         412,747
Estimated residual values                                                      575,234         479,850
Less unearned income                                                          (451,923)       (378,024)
--------------------------------------------------------------------------------------------------------
Investment in leveraged leases                                                 619,557         514,573
Less deferred taxes arising from leveraged leases                             (249,710)       (246,075)
--------------------------------------------------------------------------------------------------------
Net investment in leveraged leases                                      $      369,847  $      268,498
========================================================================================================

                             THE FINOVA GROUP INC.

         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

--------------------------------------------------------------------------------------------------------
                                                                           1997       1996       1995
--------------------------------------------------------------------------------------------------------
Lease and other income, net                                             $  41,605  $  30,230  $  12,080
Income tax expense                                                         19,476     11,321      4,201
--------------------------------------------------------------------------------------------------------

         The investment in direct financing leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------
                                                                                1997           1996
--------------------------------------------------------------------------------------------------------
Rentals receivable                                                          $    367,780  $    398,928
Estimated residual values                                                        120,020       100,039
Unearned income                                                                 (127,211)     (102,579)
--------------------------------------------------------------------------------------------------------
Investment in direct financing leases                                       $    360,589  $    396,388
========================================================================================================

         FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) was $4.34 billion and $3.70 billion at December 31, 1997 and 1996, respectively.

         Interest earned from financing transactions with floating interest rates was approximately $491 million in 1997, $436 million in 1996 and $402 million in 1995. The adjustments which arise from changes in index rates can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. FINOVA's matched funding policy is more fully described in Note F.

         At December 31, 1997, FINOVA had a committed backlog of new business of approximately $1.6 billion compared to $1.5 billion at December 31, 1996. The committed backlog includes lines of credit totaling $666 million and $702 million at December 31, 1997 and 1996, respectively. Historically, FINOVA has booked a substantial portion of its backlog, although there can be no assurance that the trend will continue. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

         Securitizations - On a limited basis, FINOVA sells receivables in transactions subject to limited recourse provisions and remains a servicer for which it is paid a fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related receivables sold.

         In 1996 and 1995, FINOVA, under a securitization agreement, sold a total of $300 million in undivided proportionate interests in a revolving loan portfolio totaling approximately $736.2 million as of December 31, 1997. Under this agreement, there is recourse to FINOVA based on the outstanding balance of the proportionate interest sold. In 1997, under a separate securitization agreement, FINOVA sold $36.6 million of loan receivables with limited recourse. FINOVA will service these loan contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.

                             THE FINOVA GROUP INC.

NOTE D            RESERVE FOR CREDIT LOSSES

         The following is an analysis of the reserve for credit losses for the years ended December 31:

--------------------------------------------------------------------------------------------------------
                                                                     1997         1996         1995
--------------------------------------------------------------------------------------------------------
Balance, beginning of year                                       $   148,693  $   129,077   $  110,903
Provision for credit losses                                           69,200       41,751       37,568
Write-offs                                                           (45,487)     (32,017)     (25,631)
Recoveries                                                             2,287        3,296        2,104
Other (including reserves related to acquisitions)                     2,395        6,586        4,133
--------------------------------------------------------------------------------------------------------
Balance, end of year                                             $   177,088  $   148,693   $  129,077
========================================================================================================

         Write-offs by lines of business during the years ended December 31 are as follows:

--------------------------------------------------------------------------------------------------------
                                                                        1997        1996         1995
--------------------------------------------------------------------------------------------------------
Factoring Services                                                   $   24,382  $    5,098  $    3,728
Corporate Finance                                                         6,577       9,470       4,660
Commercial Equipment Finance                                              3,722       3,207       2,271
Resort Finance                                                            2,700       4,275       2,000
Specialty Real Estate Finance                                             2,106       1,793       2,275
Healthcare Finance                                                        1,798       1,018         314
Inventory Finance                                                         1,777                     201
Communications Finance                                                      750       2,994       4,037
Franchise Finance                                                           696       3,267       3,448
FINOVA Capital Limited (UK)                                                  47         895       1,523
Business Credit                                                                                     452
Other                                                                       932                     722
--------------------------------------------------------------------------------------------------------
                                                                     $   45,487  $   32,017  $   25,631
========================================================================================================
Write-offs as a percentage of average managed assets (excluding
participations)                                                            0.56%       0.46%       0.44%
========================================================================================================

         An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:

--------------------------------------------------------------------------------------------------------
                                                                                     1997        1996
--------------------------------------------------------------------------------------------------------
Contracts                                                                        $  150,263  $  117,086
Repossessed assets                                                                   37,093      38,419
--------------------------------------------------------------------------------------------------------
Total nonaccruing assets                                                         $  187,356  $  155,505
========================================================================================================
Nonaccruing assets as a percentage of managed assets (excluding participations)         2.1%        2.0%
========================================================================================================

         In addition to the repossessed assets included in the above table, FINOVA had repossessed assets with a total carrying amount of $52.5 million and $60.0 million at December 31, 1997 and 1996, respectively, which earned income of $4.1 million and $5.1 million during 1997 and 1996, respectively.

                             THE FINOVA GROUP INC.

         At December 31, 1997, the total carrying amount of impaired loans was $158.0 million, of which $36.4 million were revenue accruing. A reserve for credit losses of $24.5 million has been established for $39.0 million of nonaccruing impaired loans. At December 31, 1996, the total carrying amount of impaired loans was $110.1 million, of which $46.3 million were revenue accruing. At December 31, 1996, a reserve for credit losses of $6.2 million was established for $14.1 million of nonaccruing impaired loans. For the three years ended December 31, 1997, 1996 and 1995, the average carrying amount of impaired loans was $130.3 million, $85.1 million and $93.2 million, respectively. Income earned on accruing impaired loans was approximately $4.0 million in all three years. Income earned on impaired loans is recognized in the same manner as it is on other accruing loans. Cash collected on all nonaccruing loans is applied to the carrying amount.

         Had all nonaccruing assets outstanding at December 31, 1997, 1996 and 1995 remained accruing, income earned would have increased by approximately $22 million, $19 million and $17 million, respectively.

NOTE E            DEBT

         FINOVA satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. FINOVA's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $3.6 billion. FINOVA Capital currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA Capital also has a 364-day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion, two five-year facilities with numerous lenders for $700 million each and one 364-day facility with one lender for $200 million. FINOVA intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. FINOVA rarely borrows under these facilities. Under the terms of these agreements, FINOVA has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings.
Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. The 364-day $1.0 billion and $200 million revolving credit agreements will be subject to renewal in 1998, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. In addition to the above, The FINOVA Group Inc. has a 364-day revolving credit facility with one lender for $25 million, which is subject to renewal in 1998.

         FINOVA, through one of its subsidiaries, maintains a five-year multi-currency facility with a small group of lenders for $100 million. Under the terms of this agreement, the subsidiary has the option to periodically select multiple currencies as the basis of borrowings. Interest is based on the Eurocurrency rate per annum for deposits in the relevant designated currency. Through another subsidiary, FINOVA maintains two five-year revolving credit facilities with two separate lenders in Canada for $25 million Canadian each. Under the terms of these agreements, the subsidiary has the option to borrow Canadian dollars through either bankers' acceptances or prime rate advances.
Interest is based on the lenders' bankers' acceptance rates or prime rate for prime advances. FINOVA Capital is the guarantor of these credit facilities, which are subject to renewal in 2002. FINOVA also maintains one $10 million
Canadian 364-day revolving credit facility with one lender. That credit agreement will be subject to renewal in 1998.

                             THE FINOVA GROUP INC.

         The  following   information  pertains  to  all  short-term  financing,
primarily commercial paper, issued by FINOVA Capital for the years ended December 31:

--------------------------------------------------------------------------------------------------------
                                                                   1997           1996          1995
--------------------------------------------------------------------------------------------------------
Maximum amount of short-term debt outstanding
 during year                                                   $   3,284,118  $  3,087,876  $ 2,518,733
Average short-term debt outstanding during year                    2,886,668     2,551,316    2,210,329
Weighted average short-term interest rates
 at end of year:
  Short-term borrowings                                                  5.6%          5.4%         5.9%
  Commercial paper*                                                      5.7%          5.6%         6.0%
Weighted average interest rate on short-term debt
 outstanding during year*                                                5.7%          5.6%         6.1%
--------------------------------------------------------------------------------------------------------

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

         Senior debt at December 31 was as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                        1997           1996
----------------------------------------------------------------------------------------------------------------
 Commercial paper and short-term bank loans supported by unused long-term
  bank revolving credit agreements, less unamortized discount                      $   3,132,109  $   2,482,496
 Medium-term notes due to 2005, 6.1% to 10.3%                                          1,343,148      1,414,500
 Term loans payable to banks due  to 1999, 6.0%                                          190,000        180,000
 Senior notes due to 2007, 6.1% to 16.0%, less unamortized discount                    2,083,761      1,758,176
 Nonrecourse installment notes due to 2002, 10.6% (assets of
   $58,064 and $24,656, respectively, pledged as collateral)                              15,563         15,051
----------------------------------------------------------------------------------------------------------------
Total senior debt                                                                  $   6,764,581  $   5,850,223
================================================================================================================

         Annual maturities of senior debt outstanding at December 31, 1997 due through June 2007 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $687.3 million (1998), $707.8 million (1999), $721.8 million (2000), $476.2 million (2001), $539.7 million
(2002) and $499.7 million (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Capital have complied. Under one such covenant, dividend payments by FINOVA Capital are limited to 50% of accumulated earnings after December 31, 1991. As of December 31, 1997, FINOVA Capital had $126.4 million of excess accumulated earnings available for distribution.

         Total interest paid is not significantly different from interest expense.

NOTE F            DERIVATIVE FINANCIAL INSTRUMENTS

         FINOVA enters into interest rate and basis swap agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward. The Company continually monitors its derivative position and uses derivative instruments for non-trading and non-speculative purposes only.

         FINOVA uses derivative instruments to minimize its exposure to fluctuations in interest rates. FINOVA strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and seeks to maintain

                             THE FINOVA GROUP INC.

a portfolio that is matched funded. FINOVA's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. FINOVA's matched funding policy also requires that the difference between floating-rate liabilities and floating-rate assets, measured as a percent of total assets, should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

         The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Under interest rate swaps, FINOVA agrees to exchange with the other party, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts do not change for the life of the contract. Basis swaps involve the exchange of floating-rate indices, such as the prime rate, the commercial paper composite rate and LIBOR and are used primarily to protect FINOVA's margins on floating-rate transactions by locking in the spread between FINOVA's lending and borrowing rates.

         FINOVA's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the other parties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. FINOVA's derivative policy stipulates that the maximum exposure to any one counter party, relative to the derivative products, is limited on a net basis to 10% of FINOVA's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. FINOVA mitigates interest rate risks through its matched funding policy.

         The use of derivatives decreased interest expense by $1.0 million in 1997, a decrease in the aggregate cost of funds of 0.03%, whereas the use of derivatives increased interest expense by $3.0 million in 1996, an increase in the aggregate cost of funds of 0.05% and $9.8 million in 1995, an increase in the aggregate cost of funds of 0.2%. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management. There were no deferred gains or losses associated with derivatives.

                             THE FINOVA GROUP INC.

         The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31, 1997. The rates presented are as of December 31, 1997. To the extent that rates change, variable interest information will change:

 -------------------------------------------------------------------------------------------------------
                                                              Maturities of Derivative Products
                                   December 31, --------------------------------------------------------
 (Dollars in Millions)                1997         1998    1999      2000     2001     2002   Thereafter
 -------------------------------------------------------------------------------------------------------
 Receive fixed-rate swaps:
  Notional value                  $  1,402     $    325  $  377   $   150  $   150   $   200   $   200
  Weighted average receive rate       6.77%        6.82%   6.45%     7.24%    6.66%     6.51%     7.26%
  Weighted average pay rate           5.82%        5.78%   5.79%     5.78%    5.83%     5.80%     5.98%
 Pay fixed-rate swaps:
  Notional value                  $    550     $    200  $  150   $   100  $   100
  Weighted average receive rate       5.81%        5.86%   5.80%     5.74%    5.77%
  Weighted average pay rate           7.14%        7.30%   7.06%     7.38%    6.70%
 Basis swaps:
  Notional value                  $    628     $    628
  Weighted average receive rate       5.75%        5.75%
  Weighted average pay rate           6.04%        6.04%
 -------------------------------------------------------------------------------------------------------
 TOTAL NOTIONAL VALUE             $  2,580     $  1,153  $  527   $   250  $   250   $   200   $    200
 =======================================================================================================
 Total weighted average rates
   on swaps:
   Receive rate                       6.32%        6.07%   6.26%     6.64%    6.30%     6.51%      7.26%
 =======================================================================================================
   Pay rate                           6.15%        6.19%   6.15%     6.42%    6.18%     5.80%      5.98%
 =======================================================================================================

         For the benefit of its customers, FINOVA enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1997 was $41.9 million, none of which was in a pay or receive position. These agreements will mature as follows: $16.9 million in 1998, $15.9 million in 1999, $1.5 million in 2000 and $7.6 million in 2001.

         At December 31, 1996, FINOVA was a party to a short-term foreign currency forward exchange agreement with a notional amount of approximately $73 million to mitigate its foreign currency risk. The exchange agreement expired in 1997.

                             THE FINOVA GROUP INC.

         Derivative product activity for the three years ended December 31, 1997 is as follows:

--------------------------------------------------------------------------------------------------------
                                                             Pay                  Interest
                                Receive        Pay       Fixed-Rate                 Rate
                               Fixed-Rate   Fixed-Rate   Amortizing     Basis       Hedge
(Dollars in Millions)            Swaps        Swaps         Swaps       Swaps    Agreements     TOTAL
--------------------------------------------------------------------------------------------------------
Balance, January 1, 1995      $     1,190  $       780  $        242  $    254  $       750   $   3,216
Expired                               (40)         (30)         (152)     (126)                    (348)
Additions                             150           50             5       750                      955
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          1,300          800            95       878          750       3,823
Expired                              (100)        (325)          (95)                  (750)     (1,270)
Additions                             150          350                                              500
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          1,350          825            --       878           --       3,053
Expired                              (275)        (275)                   (250)                    (800)
Additions                             327                                                           327
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    $     1,402  $       550  $         --  $    628  $        --   $   2,580
========================================================================================================

NOTE G COMPANY-OBLIGATED MANDATORY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST SOLELY HOLDING CONVERTIBLE DEBENTURES OF FINOVA

         In December 1996, FINOVA Finance Trust, a subsidiary trust sponsored and wholly-owned by FINOVA, issued (a) 2,300,000 shares of convertible trust originated preferred securities (the "Preferred Securities" or "TOPrS") to the public for gross proceeds of $115 million (before transaction costs of $3.5 million) and (b) 71,135 shares of common securities to FINOVA. The gross proceeds from these transactions were invested by the trust in $118.6 million aggregate principal amount of 5 1/2% convertible subordinated debentures due 2016 (the "Debentures") newly issued by FINOVA. The Debentures represent all of the assets of the trust. The proceeds from the issuance of the Debentures were contributed by FINOVA to FINOVA Capital, which used the proceeds to repay commercial paper and other indebtedness.

         The Preferred Securities accrue and pay cash distributions quarterly when declared by FINOVA at a rate of 5 1/2% per annum of the stated liquidation amount of $50 per preferred security. FINOVA has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities (the "Guarantee"). The Guarantee, when taken together with FINOVA's obligations under the Debentures, the indenture under which the Debentures were issued and FINOVA's obligations under the Amended and Restated Declaration of Trust governing the trust, provides a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Securities. FINOVA can defer making distributions on the Debentures for up to 20 consecutive quarters, but does not anticipate doing so. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2016, or earlier to the extent of any redemption by FINOVA of any Debentures. The redemption price in either case will be $50 per share plus accrued and unpaid distributions to the date fixed for redemption.

         Prior to their maturity, the Debentures are convertible into FINOVA's common stock at the election of the holders of the Preferred Securities individually. Each debenture is convertible into 1.2774 shares of FINOVA's common stock (equivalent to a conversion price of $39.14 per share), subject to adjustment in specified circumstances. FINOVA can terminate the conversion rights noted above on 30 days notice on or after December 31, 1999 if it is current on its payments for the Debentures and the closing prices of its common stock trade at or above 120% of the conversion price of the preferred securities ($46.97, assuming no adjustments).

NOTE H            SHAREOWNERS' EQUITY


         On August 14, 1997, the Board of Directors declared a two-for-one stock split of FINOVA's common stock effected as a stock distribution on October 1, 1997 to shareowners of record as of September 1, 1997. All share and per share data has been restated to reflect the split.

                             THE FINOVA GROUP INC.

         At December 31, 1997, 1996 and 1995, The FINOVA Group Inc. had 58,555,000, 56,844,000 and 56,844,000 shares of common stock issued, with 56,282,000, 55,058,000 and 54,558,000 shares of common stock outstanding, respectively. Approximately 7,972,000, 8,632,000 and 9,492,000 common shares were reserved for issuance under the 1992 Stock Incentive Plan at December 31, 1997, 1996 and 1995, respectively.

         In addition to the convertible  preferred  securities  issued by FINOVA
Finance  Trust  in  1996,   FINOVA  has  5,000,000  shares  of  preferred  stock
authorized, none of which was issued at December 31, 1997. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series. In connection with FINOVA's stock incentive plan, 250,000 shares of preferred stock are reserved for issuance of awards under that plan.

         Each outstanding share of FINOVA's common stock has a tandem junior participating preferred stock purchase right ("Right") attached to it. The Rights contain provisions to protect shareowners in the event of an unsolicited acquisition or attempted acquisition of 20% or more of FINOVA's common stock which is not believed by the Board of Directors to be in the best interest of shareowners. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. The Rights may be redeemable by FINOVA at $0.01 per Right prior to the time any person or group has acquired 20% or more of FINOVA's shares. FINOVA has reserved 600,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

         FINOVA periodically repurchases its securities on the open market to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. During the years ended December 31, 1997 and 1995, FINOVA repurchased 1,035,800 and 1,223,200 shares, respectively. No shares were acquired during the year ended December 31, 1996. The program may be discontinued at any time.

NOTE I   STOCK OPTIONS

         During 1992, the Board of Directors of FINOVA adopted The FINOVA Group Inc. 1992 Stock Incentive Plan (the "Plan") for the grant of options, restricted stock and stock appreciation rights to officers, directors and certain key employees. The Plan provides for the following types of awards: (a) stock options (both incentive stock options and non-qualified stock options), (b) stock appreciation rights and (c) restricted stock. The Plan generally authorizes the issuance of awards for up to 2 1/2% of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock are reserved for awards under the Plan.

         The stock options outstanding at December 31, 1997 were granted for terms of 10 years and generally become exercisable between one month to five years from the date of grant. Stock options are issued at market value at the date of grant, unless a higher exercise price was established, which has been the case for multi-year grants.

                             THE FINOVA GROUP INC.

         Information with respect to options granted and exercised for the three years ended December 31, 1997 is as follows:

--------------------------------------------------------------------------------------------------------
                                                                                        Average Option
                                                                             Shares     Price Per Share
--------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1995                                      2,923,210         $  14.06
Granted                                                                       626,600            19.40
Exercised                                                                    (336,776)           11.20
Canceled                                                                     (166,016)           17.09
--------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                                    3,047,018            15.31
Granted                                                                     1,011,740            29.05
Exercised                                                                    (359,408)           13.37
Canceled                                                                     (262,172)           20.45
--------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                                    3,437,178            19.17
Granted                                                                       781,108            43.57
Exercised                                                                    (442,049)           15.57
Canceled                                                                     (191,094)           28.05
--------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                                    3,585,143         $  24.45
========================================================================================================

         At December 31, 1997, stock options with respect to 3,585,143 common shares were outstanding at exercise prices ranging from $6.35 to $55.49 per share.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997:

    ------------------------------------------------------------------------------------------------
                                       Weighted
                                        Average
        Range of         Number        Remaining       Weighted          Number         Weighted
        Exercise       Outstanding    Contractual      Average         Exercisable       Average
         Prices        at 12/31/97       Life       Exercise Price     at 12/31/97   Exercise Price
    ------------------------------------------------------------------------------------------------
    $6.35 -  $15.25        909,454       4.34      $       11.07         909,454    $       11.07
    15.34 -   20.74        980,892       6.61              18.35         818,014            18.32
    20.83 -   26.38        544,289       7.80              24.84         142,937            25.59
    27.25 -   42.75        857,752       9.20              36.63         181,156            31.81
    43.50 -   55.49        292,756       9.66              49.96           --               --
    ================================================================================================
    $6.35 -  $55.49      3,585,143       7.09      $       24.45       2,051,561    $       16.80
    ================================================================================================

         Since 1992, the Board of Directors has only granted performance based restricted stock to employees. Performance based restricted stock awards (90,100 shares in 1997, 138,160 shares in 1996 and 109,100 shares in 1995), vest generally over five years from the date of grant. The holder of the performance based restricted stock, like restricted stock, has the right to receive dividends and vote the target number of shares but may not sell, assign, transfer, pledge or otherwise encumber the performance based restricted stock. All performance based restricted stock grants since 1992 were based on FINOVA share performance and may result in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares are deemed received on the grant date. Additional vestings over the target are reported as new grants as of the vesting dates. Vestings below target would be reported as a forfeiture of amounts below the target number of shares.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The compensation cost that has been charged against income for its performance-based plan was $7.9 million, $2.9 million and $1.6 million for 1997, 1996 and 1995, respectively. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, FINOVA's net income would have been $135.6

                             THE FINOVA GROUP INC.

million, $115.0 million and $97.0 million for 1997, 1996 and 1995, respectively. Basic earnings per share would have been $2.49, $2.11 and $1.78 and diluted earnings per share would have been $2.36 , $2.05 and $1.75 for 1997, 1996 and 1995, respectively.

         The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 1.92%, expected volatility of 43%, risk-free interest rates of 6.2% and expected lives of five to seven years.

NOTE J            INCOME TAXES

         The consolidated provision for income taxes consists of the following for the years ended December 31:

--------------------------------------------------------------------------------------------------------
                                                                     1997         1996         1995
--------------------------------------------------------------------------------------------------------
Current:
 United States:
   Federal                                                       $    34,936  $    30,574  $    30,557
   State                                                              13,973        7,654        7,194
 Foreign                                                               3,626        1,745
--------------------------------------------------------------------------------------------------------
                                                                      52,535       39,973       37,751
--------------------------------------------------------------------------------------------------------
Deferred:
 United States:
   Federal                                                            31,051       24,294       13,946
   State                                                                (498)       5,062        4,535
 Foreign                                                                                           804
--------------------------------------------------------------------------------------------------------
                                                                      30,553       29,356       19,285
--------------------------------------------------------------------------------------------------------
Provision for income taxes                                       $    83,088  $    69,329  $    57,036
========================================================================================================

                             THE FINOVA GROUP INC.


         Income taxes paid in 1997, 1996 and 1995 amounted to approximately $30.3 million, $31.3 million and $47.9 million, respectively.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1997 and 1996 consisted of the following:

--------------------------------------------------------------------------------------------------------
                                                                               1997           1996
--------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred income from leveraged leases                                    $     308,465  $     274,224
 Deferred income from lease financing                                            89,196         68,542
 Goodwill                                                                        24,343         10,776
 Other                                                                            3,498          9,450
--------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                    425,502        362,992
--------------------------------------------------------------------------------------------------------
Deferred tax assets:
Reserve for credit losses                                                        75,670         61,083
Foreign                                                                          16,802         24,159
Alternative minimum tax                                                          26,153
Accrued expenses                                                                  9,739         19,299
Net operating loss carryforward                                                   4,875
Other                                                                            17,502         14,243
--------------------------------------------------------------------------------------------------------
Gross deferred tax asset                                                        150,741        118,784
--------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                $     274,761  $     244,208
========================================================================================================

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

--------------------------------------------------------------------------------------------------------
                                                                           1997      1996       1995
--------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                          35.0%      35.0%      35.0%
State income taxes                                                          2.6        4.4        5.1
Foreign tax effects                                                        (0.1)      (0.9)      (0.5)
Municipal and ESOP income                                                  (2.0)      (2.2)      (1.7)
Other                                                                       1.2        1.0       (0.1)
--------------------------------------------------------------------------------------------------------
Provision for income taxes                                                 36.7%      37.3%      37.8%
========================================================================================================

NOTE K            PENSION AND OTHER BENEFITS

         Net periodic pension costs were $1.9 million, $1.7 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. FINOVA's pension costs were accrued at $2.8 million at December 31, 1997 and prepaid by $0.6 million at December 31, 1996.

         Net periodic postretirement benefit costs were $0.5 million, $0.7 million and $0.6 million for each of the years ended December 31, 1997, 1996 and 1995, respectively. FINOVA's accrued postretirement benefit costs were $2.8 million at December 31, 1997 and $2.2 million at December 31, 1996.

         FINOVA's   investment   of  $47  million  in  trust  for   nonqualified
compensation plans consists of securities held for trading and is recorded at market.

                             THE FINOVA GROUP INC.

NOTE L            EARNINGS PER SHARE

         For the year ended December 31, 1997, FINOVA adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement specifies the presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The statement also requires the calculation of two earnings per share measures, basic and diluted. Basic earnings per share exclude the effects of dilution and are computed by dividing income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These calculations are presented for the years ended December 31, 1997, 1996 and 1995 on the Statement of Consolidated Income and are detailed below:

--------------------------------------------------------------------------------------------------------
                                                         1997              1996              1995
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share Computation:

Income from continuing operations                 $     139,098      $      116,493    $        93,798
========================================================================================================
Net income                                        $     139,098      $      117,000    $        97,629
========================================================================================================

Weighted average shares outstanding                  54,748,000          54,816,000         54,905,000
Contingently issued shares                             (343,000)           (308,000)          (272,000)
--------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                     54,405,000          54,508,000         54,633,000
========================================================================================================

Earnings from continuing operations per share     $        2.56      $         2.14    $          1.72
========================================================================================================
Net income per share                              $        2.56      $         2.15    $          1.79
========================================================================================================


Diluted Earnings Per Share Computation:

Income from continuing operations                 $     139,098      $      116,493    $        93,798
Preferred dividends, net of tax                           3,992                  -                  -
--------------------------------------------------------------------------------------------------------
Income from continuing operations available to
   common shareowners                             $     143,090      $      116,493    $        93,798
========================================================================================================

Net income                                        $     139,098      $      117,000    $        97,629
Preferred dividends, net of tax                           3,992                  -                  -
--------------------------------------------------------------------------------------------------------
Net income available to common shareowners        $     143,090      $      117,000    $        97,629
========================================================================================================

Weighted average shares outstanding                  54,748,000          54,816,000         54,905,000

Contingently issued shares                             (184,000)           (183,000)          (195,000)
Incremental shares from assumed conversions:
   Stock options                                      1,659,000           1,257,000            759,000
   Convertible preferred securities                   2,938,000             161,000               -
--------------------------------------------------------------------------------------------------------
Total potential dilutive common shares                4,597,000           1,418,000            759,000
--------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                     59,161,000          56,051,000         55,469,000
========================================================================================================

Earnings from continuing operations per share     $        2.42      $         2.08    $          1.69
========================================================================================================
Earnings per share                                $        2.42      $         2.09    $          1.76
========================================================================================================

                              THE FINOVA GROUP INC.

NOTE M            LITIGATION AND CLAIMS

         FINOVA is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against FINOVA. Although the ultimate amount for which FINOVA may be held liable, if any, is not ascertainable, FINOVA believes that any resulting liability should not materially affect FINOVA's financial position or results of operations.

NOTE N            FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments has been determined by FINOVA using market information obtained by FINOVA and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amounts and estimated fair values of FINOVA's financial instruments are as follows for the years ended December 31:

-------------------------------------------------------------------------------------------------------
                                                           1997                       1996
-------------------------------------------------------------------------------------------------------
                                                  Carrying      Estimated     Carrying      Estimated
                                                   Amount      Fair Value      Amount       Fair Value
-------------------------------------------------------------------------------------------------------
Balance Sheet -
 Financial Instruments:
 Assets:
  Loans and other financing contracts          $  5,744,846   $  5,872,082  $  5,143,562  $  5,417,865
 Liabilities:
  Senior debt                                     6,764,581      6,832,327     5,850,223     5,952,108

Off-Balance Sheet -
  Financial Instruments:
    Interest rate swaps                                ---          15,893           ---         1,462

-------------------------------------------------------------------------------------------------------

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

         The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

         Loans and other financing contracts:
                  The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1997 and 1996. Management believes that the risk factor embedded in the entry value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1997 and 1996, the fair value of nonaccruing impaired contracts with a carrying amount of $121.5 million and $63.8 million, respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1997 and 1996, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $89.6 million and $98.4 million, respectively.

                              THE FINOVA GROUP INC.

         Senior debt:
                  The fair value of senior debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

         Interest rate swaps:
                  The fair values of interest rate swaps are based on quoted market prices obtained from participating banks and dealers.

         The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1997 and 1996. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE O            SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

         The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

--------------------------------------------------------------------------------------------------------
                                                                      1997         1996         1995
--------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                    $   112,980  $    94,272   $   74,884
Depreciation and amortization                                          17,407       14,185       14,799
Travel and entertainment                                               11,917        8,953        8,030
Problem account costs                                                  11,586        7,753        7,941
Occupancy expenses                                                      8,368        7,104        6,253
Professional services                                                   7,654        5,738        6,121
--------------------------------------------------------------------------------------------------------

NOTE P            NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard will require additional disclosure only. FINOVA will adopt this standard effective January 1, 1998, as required.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires certain information regarding segments of a business enterprise to be reported based on the way management organizes and evaluates segments within FINOVA. The standard also requires disclosures regarding products and services, geographical areas and major customers. Adoption of this standard will require FINOVA to include additional detail in its disclosures, including certain disaggregated operating information. FINOVA will adopt this standard in 1998, as required, but is not currently planning to elect early adoption for interim financial periods during the year. At this time, management anticipates that FINOVA's reported segments will be composed of its three operating groups: Specialty Finance, Commercial Finance and Capital Markets.

                              THE FINOVA GROUP INC.


                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                  (Dollars in Thousands, except per share data)

         The following represents the condensed quarterly results for the three years ended December 31, 1997, 1996 and 1995:

--------------------------------------------------------------------------------------------------------
                                                           First      Second       Third      Fourth
                                                          Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------------------------
 Interest earned from financing transactions:
  1997                                                  $  217,077  $  228,487  $  237,356  $  261,804
  1996                                                     190,652     192,635     204,972     209,675
  1995                                                     161,369     170,475     176,802     193,470
--------------------------------------------------------------------------------------------------------
 Interest expense:
  1997                                                      97,172     101,883     105,592     111,446
  1996                                                      88,224      89,718      91,629      96,972
  1995                                                      78,275      83,248      85,544      90,747
--------------------------------------------------------------------------------------------------------
 Gains on sale of assets:
  1997                                                       3,233      10,468       8,706       7,854
  1996                                                       6,730       1,315         397       4,507
  1995                                                       1,710         728       2,557       5,894
--------------------------------------------------------------------------------------------------------
 Non-interest expenses:
  1997                                                      70,327      82,522      84,500      95,365
  1996                                                      66,489      56,989      65,480      69,560
  1995                                                      47,581      52,832      54,605      69,339
--------------------------------------------------------------------------------------------------------
 Income from continuing operations:
  1997                                                      31,658      33,751      34,921      38,768
  1996                                                      26,756      28,852      30,489      30,396
  1995                                                      22,205      22,279      24,417      24,897
--------------------------------------------------------------------------------------------------------
Net income:
  1997                                                      31,658      33,751      34,921      38,768
  1996                                                      27,121      28,121      29,763      31,995
  1995                                                      22,368      23,629      25,150      26,482
 -------------------------------------------------------------------------------------------------------
 Basic earnings per share:
  1997                                                       $0.59       $0.62       $0.65       $0.70
  1996                                                       $0.50       $0.52       $0.54       $0.59
  1995                                                       $0.41       $0.43       $0.46       $0.49
 -------------------------------------------------------------------------------------------------------
 Diluted earnings per share:
  1997                                                       $0.56       $0.59       $0.61       $0.66
  1996                                                       $0.49       $0.51       $0.53       $0.56
  1995                                                       $0.40       $0.43       $0.45       $0.48

                              THE FINOVA GROUP INC.
     AVERAGE BALANCES/INTEREST MARGINS/AVERAGE ANNUAL RATES (UNAUDITED) (1)
                             (Dollars in Thousands)

The following represents the breakdown of FINOVA's average balance sheet, interest margins and average annual rates for the years ended December 31, 1997 and 1996:

------------------------------------------------------------------------------------------------------------------------------------
                                                                          1997                                  1996
------------------------------------------------------------------------------------------------------------------------------------
                                                             Average                   Average      Average                Average
                                                             Balance      Interest      Rate        Balance     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
  Cash and cash equivalents                                $   36,873  $                        $   38,685  $
  Investment in financing transactions                      7,764,224   871,735 (4)  11.85% (2)  6,716,996   735,648  (4) 11.63% (2)
  Less reserve for credit losses                             (160,241)                            (138,896)
-----------------------------------------------------------------------------------------------------------------------------------
  Investment in financing transactions - net                7,603,983                            6,578,100
  Goodwill and other assets                                   365,885                              312,539
  Investment in discontinued operations                         2,703                              487,915
-----------------------------------------------------------------------------------------------------------------------------------
                                                           $8,009,444                           $7,417,239
====================================================================================================================================
 LIABILITIES AND SHAREOWNERS' EQUITY
 Liabilities:
  Other liabilities                                        $  408,640  $                        $  356,704  $
  Senior debt                                               6,253,588   416,093       6.65%      5,944,599   366,543  (5)  6.17% (5)
  Deferred income taxes                                       260,027                              233,606
------------------------------------------------------------------------------------------------------------------------------------
                                                           $6,922,255                           $6,534,909
 Company-obligated mandatory redeemable convertible
   preferred securities of subsidiary trust solely holding
   convertible debentures of FINOVA                           111,550                                8,581
 Shareowners' equity                                          975,639                              873,749
------------------------------------------------------------------------------------------------------------------------------------
                                                           $8,009,444                           $7,417,239
====================================================================================================================================
 Interest income/average earning assets (2)                            $871,735      11.85%                 $735,648      11.63%
 Interest expense/average earning assets (2) (3)                        416,093       5.66%                  366,543       5.80%
------------------------------------------------------------------------------------------------------------------------------------
 Interest margins earned (3)                                           $455,642       6.19%                 $369,105       5.83%
====================================================================================================================================

(1)  Averages are calculated based on monthly balances.
(2) The average rate is calculated based on average earning assets ($7,356,845 and $ 6,324,545 for 1997 and 1996, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the year ended December 31, 1997, excluding the impact of derivatives, interest expense would have been $417,140 or 5.67% of average earning assets and interest margins earned would have been $454,595 or 6.18% of average earning assets. For the year ended December 31, 1996, excluding the impact of derivatives, interest expense would have been $363,526 or 5.75% of average earning assets and interest margins earned would have been $372,122 or 5.88% of average earning assets.
(4)  Interest income is shown net of operating lease depreciation.
(5) Interest expense for 1996 excludes expense related to MDS which was classified as discontinued operations. The average rate would have been 6.77% if the expense had not been reclassified.

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                           DECEMBER 31, 1997 FORM 10-K

            Exhibit No.
            -----------

            (3.A) Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), Exhibit 3.A).

            (3.B) Bylaws, as amended through the date of this filing (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K,") Exhibit 3.B).

            (4.A)          Form   of   FINOVA's    Common   Stock    Certificate
                           (incorporated   by  reference  from  the  1994  10-K,
                           Exhibit 4.B).

            (4.B)          Relevant   portions   of  FINOVA's   Certificate   of
                           Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.

            (4.C) Rights Agreement dated as of February 15, 1992 between FINOVA and the Rights Agent named therein, as amended (incorporated by reference from FINOVA's report on Form 8-K dated September 21, 1995, Exhibit 4.1).

            (4.C.1) Acceptance of Successor Trustee to Appointment under Rights Agreement noted in 4.C above (incorporated by reference from FINOVA's current report on Form 8-K, dated November 30, 1995, Exhibit 4).

            (4.D) Long-term debt instruments with principal amounts not exceeding 10% of FINOVA's total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of those agreements to the SEC upon its request.

            (4.E) Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

            (4.F) Form of Indenture dated as of October 1, 1995 between FINOVA Capital and the Trustee named therein (incorporated by reference from FINOVA Capital's report on Form 8-K dated October 25, 1995, Exhibit 4.1).

            (4.G)          Indenture,  dated as of December  11,  1996,  between
                           FINOVA and Fleet National Bank as trustee (incorporated by reference from FINOVA's report on Form 8-K dated December 20, 1996, (the "December 1996 8-K"), Exhibit 4.1).

            (4.G.1) Amended and Restated Declaration of Trust, dated as of December 11, 1996, among Bruno A. Marszowski and Robert J. Fitzsimmons, as Regular Trustees, First
                           Union Bank of Delaware, as Delaware Trustee, Fleet National Bank, as Property Trustee, and FINOVA (incorporated by reference from the December 1996 8-K, Exhibit 4.2).

            (4.G.2) Preferred Security Guarantee, dated as of December 11, 1996, between FINOVA and Fleet National Bank, as trustee (incorporated by reference from the December 1996 8-K, Exhibit 4.3).

            Exhibit No.
            -----------

            (4.G.3) Form of 5 1/2% Convertible Subordinated Debenture (incorporated by reference from the December 1996 8-K, Exhibit 4.4).

            (4.G.4) Form of Preferred Security (TOPrS) (incorporated by reference from the December 1996 8-K, Exhibit 4.5).

            (4.H) Form of Indenture between FINOVA, FINOVA Capital and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA Capital's registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

            (4.I) Announcement of 2-for-1 Stock Split (incorporated by reference from the August 14, 1997 8-K, Exhibit 28).

            (4.I.1) Letter to shareowners regarding FINOVA's 2-for-1 Stock Split (incorporated by reference from October 1, 1997 8-K, Exhibit 28.A).

            (4.I.2) Letter to holders of Preferred Securities regarding the 2-for-1 common stock split and resulting adjustment in conversion price applicable, to the Convertible Trust Originated Preferred Securities of FINOVA Finance Trust (incorporated by reference from October 1, 1997 8-K, Exhibit 28.B).

            (4.J) 1992 Stock Incentive Plan, as amended through the date of this filing.*+

            (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994,
                           Exhibit 10.1).

            (10.A.1) First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

            (10.A.2) Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from FINOVA's Quarterly Report on Form 10-Q for the period ending September 30, 1995 ( the "3Q95 10-Q"), Exhibit 10.A).

            (10.A.3)       Third Amendment dated as of November 1, 1995 to Sixth
                           Amendment  noted  in  10.A  above   (incorporated  by
                           reference from the 3Q95 10-Q, Exhibit 10.B).

            (10.A.4)       Fourth  Amendment  dated as of May 15, 1996, to Sixth
                           Amendment  noted  in  10.A  above   (incorporated  by
                           reference from the 1996 10-K, Exhibit 10.A.4).

            (10.A.5) Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in 10.A above.*

            (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994,
                           Exhibit 10.2).

            Exhibit No.
            -----------

            (10.B.1) First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

            (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

            (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

            (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

            (10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above.*

            (10.C)         1997 Management Incentive Plan.*+

            (10.D)         1998 Management Incentive Plan.*+

            (10.E.1)       1995 - 1997   Performance   Share   Incentive    Plan
                           (incorporated  by  reference  from  the  3Q95   10-Q,
                           Exhibit 10.H).+


            (10.E.2)       1996 - 1998   Performance   Share   Incentive    Plan
                           (incorporated by reference from 1996 10-K, Exhibit 10.E.3).+

            (10.E.3)       1997 - 1999 Performance Share Incentive Plan.*+

            (10.E.4)       1998 - 2000 Performance Share Incentive Plan.*+

            (10.F) Employment Agreement with Samuel L. Eichenfield dated March 16, 1996 (incorporated by reference from the 1995 10-K, Exhibit 10.F.3).+

            (10.F.1) Amendment to Employment Agreement referenced in 10.F above (incorporated by reference from the 1996 10-K, Exhibit 10.F.2).+

            (10.F.2) Second Amendment to Employment Agreement referenced in 10.F above (incorporated by reference from the 2Q97 10-Q, Exhibit 10).+


            (10.G) Employment Agreement with William J. Hallinan, dated February 25, 1992 (incorporated by reference from the 1992 10-K, Exhibit 10.1).+

            (10.H)         Amended  and  Restated   Supplemental  Pension  Plan,
                           (incorporated   by  reference  from  the  1996  10-K,
                           Exhibit 10.1).+

            (10.I)         A   description   of  FINOVA's   policies   regarding
                           compensation   of   directors  is   incorporated   by
                           reference from the 1998 Proxy Statement.+

            (10.J) Directors Deferred Compensation Plan (incorporated by reference from the 1992 10-K, Exhibit 10.O).+

            (10.K) Directors' Retirement Benefit Plan (incorporated by reference from FINOVA's report on

            Exhibit No.
            -----------

                           Form 10-K for the year ended December 31, 1993 (the "1993 10-K"), Exhibit 10.OO).+

            (10.L) Directors' Charitable Awards Program (incorporated by reference from the 1994 10-K, Exhibit 10.CC).+

            (10.M) Deferred Compensation Plan (incorporated by reference from the 1995 10-K, Exhibit 10.N).+

            (10.N)         Bonus KEYSOP Plan.*+

            (10.N.1)       Bonus KEYSOP Trust Agreement.*+

            (10.O) FINOVA's Executive Officer Loan Program Policies and Procedures, (incorporated by reference from the 1996 10-K, Exhibit 10.U).+

            (10.P.1)       FINOVA's   Executive   Severance   Plan  for  Tier  1
                           Employees (incorporated by reference from the 1995 10-K, Exhibit 10.C.1).+

            (10.P.2)       FINOVA's   Executive   Severance   Plan  for  Tier  2
                           Employees (incorporated by reference from the 1995 10-K, Exhibit 10.C.2).+

            (10.Q.1)       Value  Sharing Plan for the Chief  Executive  Officer
                           (incorporated   by  reference  from  the  3Q95  10-Q,
                           Exhibit 10.L).+


            (10.Q.2) Value Sharing Plan for Executive Officers and Key Employees (incorporated by reference from the 3Q95 10-Q, Exhibit 10.K).+


            (10.R) Tax Sharing Agreement dated February 19, 1992 among FINOVA, The Dial Corp and others (incorporated by reference from the 1992 10-K, Exhibit 10.KK).


            (10.S) 1992 Stock Incentive Plan (filed in Exhibit 4.J to this report).+

            (12) Computation of Ratio of Income to Combine Fixed Charges and Preferred Stock Dividends.*

            (21)           Subsidiaries.*

            (23)           Independent Auditor's Consent.*

            (24)           Powers of Attorney.*

            (27.1)         Financial  Data Schedule for the year ended  December
                           31, 1997.*

            (27.2) Restated Financial Data Schedule for the Quarters ended September 30, 1997, June 30, 1997 and March 31, 1997.*

            (27.3) Restated Financial Data Schedule for the Quarters ended September 30, 1996, June 30, 1996 and March 31, 1996.*

            (27.4) Restated Financial Data Schedule for the years ended December 31, 1996 and 1995.*

                           *Filed with this report.
                           +Relating to management compensation
                                       39