Form 10-Q
period 1998-06-30
FINOVA GROUP INC
filed 1998-08-07
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1998

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

                                 YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1998, 56,491,446 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION.

    Item 1.  Financial Statements.
          Condensed Consolidated Financial Information:

          Condensed Consolidated Balance Sheet - June 30, 1998 and
                December 31, 1997                                           1

          Condensed Consolidated Income Statement - Three and Six
                Months Ended June 30, 1998 and 1997                         2

          Condensed Consolidated Statement of Cash Flows - Six
                Months Ended June 30, 1998 and 1997                         3

          Notes to Interim Condensed Consolidated Financial Information   4 - 6


    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        6 - 8

    Item 4. Submission of Matters to a Vote of Security Holders             9


PART II      OTHER INFORMATION.

    Item 6. Exhibits and Reports on Form 8-K                                9


    SIGNATURES                                                             10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1998           1997
                                                     -----------    ------------
ASSETS:
Cash and cash equivalents                            $    32,777    $    33,190

Investment in financing transactions:
  Loans and other financing contracts                  6,367,375      5,955,984
  Operating leases                                       646,675        712,927
  Leveraged leases                                       643,114        619,557
  Factored receivables                                   611,170        750,399
  Direct financing leases                                356,050        360,589
  Financing contracts held for sale                      304,260             --
                                                     -----------    -----------
                                                       8,928,644      8,399,456
Less reserve for credit losses                          (178,070)      (177,088)
                                                     -----------    -----------
Investment in financing transactions - net             8,750,574      8,222,368

Goodwill and other assets                                505,513        464,282
                                                     -----------    -----------
                                                     $ 9,288,864    $ 8,719,840
                                                     ===========    ===========

LIABILITIES:
Accounts payable and accrued expenses                $   132,898    $   147,280
Due to clients                                           195,245        278,571
Interest payable                                          55,139         52,643
Senior debt                                            7,345,194      6,764,581
Deferred income taxes                                    296,741        274,761
                                                     -----------    -----------
                                                       8,025,217      7,517,836
                                                     -----------    -----------
Company-obligated mandatory redeemable convertible
 preferred securities of subsidiary trust solely
 holding convertible debentures of FINOVA, net of
 expenses (TOPrS)                                        111,550        111,550

SHAREOWNERS' EQUITY:
Common stock, $0.01 par value, 100,000,000 shares
  authorized, 58,555,000 shares issued                       585            585
Additional capital                                       765,980        764,525
Retained income                                          450,962        386,665
Cumulative translation adjustments                           330            (10)
Common stock in treasury, 2,123,000 and 2,273,000
  shares, respectively                                   (65,760)       (61,311)
                                                     -----------    -----------
                                                       1,152,097      1,090,454
                                                     -----------    -----------
                                                     $ 9,288,864    $ 8,719,840
                                                     ===========    ===========

See notes to interim condensed consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                      ---------------------------   ---------------------------
                                          1998           1997           1998           1997
                                      ------------   ------------   ------------   ------------
Interest and income earned
  from financing transactions         $    218,199   $    190,958   $    421,935   $    374,286
Operating lease income                      31,425         28,946         64,088         54,911
Interest expense                          (114,987)      (101,883)      (225,559)      (199,055)
Depreciation                               (20,495)       (17,610)       (37,665)       (34,059)
                                      ------------   ------------   ------------   ------------
Interest margins earned                    114,142        100,411        222,799        196,083
Volume-based fee income                     19,103          8,583         41,259         16,367
                                      ------------   ------------   ------------   ------------
Operating margin                           133,245        108,994        264,058        212,450
Provision for credit losses                (16,000)       (18,300)       (25,500)       (26,300)
                                      ------------   ------------   ------------   ------------
Net interest margins earned                117,245         90,694        238,558        186,150
Gains on disposal of assets                  9,582         10,468         10,805         13,701
                                      ------------   ------------   ------------   ------------
                                           126,827        101,162        249,363        199,851
Selling, administrative and other
  operating expenses                       (57,779)       (46,612)      (114,737)       (92,490)
                                      ------------   ------------   ------------   ------------
Income before income taxes and
  preferred dividends                       69,048         54,550        134,626        107,361
Income taxes                               (27,068)       (19,853)       (52,623)       (39,851)
                                      ------------   ------------   ------------   ------------
Income before preferred dividends           41,980         34,697         82,003         67,510
Dividends on preferred securities of
  subsidiary trust, net of tax                (945)          (946)        (1,891)        (2,101)
                                      ------------   ------------   ------------   ------------
NET INCOME                            $     41,035   $     33,751   $     80,112   $     65,409
                                      ============   ============   ============   ============

Basic earnings per share              $       0.73   $       0.62   $       1.43   $       1.21
                                      ============   ============   ============   ============
Basic average shares outstanding        56,230,000     54,006,000     56,189,000     53,965,000
                                      ============   ============   ============   ============

Diluted earnings per share            $       0.69   $       0.59   $       1.34   $       1.15
                                      ============   ============   ============   ============
Average shares outstanding
  assuming dilution                     61,138,000     58,561,000     61,092,000     58,598,000
                                      ============   ============   ============   ============
Dividends declared per common
  share                               $       0.14   $       0.12   $       0.28   $       0.24
                                      ============   ============   ============   ============

See notes to interim condensed consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------
OPERATING ACTIVITIES:
  Net income                                          $    80,112   $    65,409
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for credit losses                           25,500        26,300
     Depreciation and amortization                         49,177        42,576
     Gains on disposal of assets                          (10,805)      (13,701)
     Deferred income taxes                                 21,980        11,688
  Change in assets and liabilities, net of effects
     from subsidiaries purchased                          (64,629)      (33,183)
  Other                                                     2,460          (514)
                                                      -----------   -----------
       Net cash provided by operating activities          103,795        98,575
                                                      -----------   -----------
INVESTING ACTIVITIES:
  Proceeds from sale of assets                            167,065       109,250
  Proceeds from sale of assets securitized                 31,126        16,150
  Principal collections on financing transactions         905,996       946,031
  Expenditures for financing transactions              (1,104,014)   (1,146,890)
  Net change in short-term financing transactions
   & financing contracts held for sale                   (582,042)     (472,021)
  Other                                                     1,303         1,765
                                                      -----------   -----------
     Net cash used by investing activities               (580,566)     (545,715)
                                                      -----------   -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper and
    short-term loans                                      623,870       632,868
  Long-term borrowings                                    610,000       565,625
  Repayment of long-term borrowings                      (653,316)     (710,479)
  Proceeds from exercise of stock options                   4,716         4,384
  Common stock purchased for treasury                      (9,771)      (37,296)
  Dividends                                               (15,815)      (13,094)
  Net change in due to clients                            (83,326)       23,459
                                                      -----------   -----------
    Net cash provided by financing activities             476,358       465,467
                                                      -----------   -----------


(Decrease) increase in cash and cash equivalents             (413)       18,327
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             33,190        31,260
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    32,777   $    49,587
                                                      ===========   ===========

See notes to interim condensed consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE A   BASIS OF PREPARATION
-----------------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the quarter and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Previously, volume-based fees, which represent fees generated by Inventory Finance, Commercial Services (formerly "Factoring Services") and FINOVA Realty Capital lines of business, were classified as a component of interest and income earned from financing transactions. Commencing in 1998, the Company has reported these amounts as a separate item and reclassified prior period amounts accordingly. This change in classification has no effect on previously reported net income or earnings per share.


NOTE B   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. The company has adopted this standard effective January 1, 1998. Total comprehensive income was $41.4 million and $34.0 million for the three months ended June 30, 1998 and 1997, respectively and $80.5 million and $64.1 million for the six months ended June 30, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was foreign currency translation.


NOTE C   PORTFOLIO QUALITY
--------------------------
         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  JUNE 30, 1998
                             (Dollars in Thousands)

                                         Revenue Accruing                     Nonaccruing
                                  -------------------------------    -----------------------------
                                                           Repos-
                                                           sessed                 Repos-    Leases     Total
                                    Original               Assets                 sessed      &       Carrying
                                    Rate (1)   Impaired     (2)      Impaired     Assets    Other      Amount       %
                                  -------------------------------    -----------------------------   ------------------
Transportation Finance (3 & 4)    $1,683,700   $          $          $           $         $ 4,009   $1,687,709    18.9
Resort Finance (4)                 1,133,435               15,497                 31,439              1,180,371    13.2
Corporate Finance (4)                795,487       858                 26,828                           823,173     9.2
Communications Finance (4)           738,594     9,028                 26,857                           774,479     8.7
Specialty Real Estate Finance        599,261    21,089     36,066       6,719      7,687       194      671,016     7.5
Rediscount Finance (4)               654,573                            4,757                           659,330     7.4
Commercial Equipment Finance         600,396     1,676      4,786       9,685        846     3,802      621,191     7.0
Inventory Finance (4)                537,020                            7,998                           545,018     6.1
Healthcare Finance                   501,093                            8,792                  873      510,758     5.7
Franchise Finance (4)                492,647       755                  5,118                  293      498,813     5.6
Realty Capital (5)                   307,530                                                            307,530     3.4
Business Credit (4)                  234,602                            7,236                           241,838     2.7
Commercial Services                  169,468                           18,516      1,060                189,044     2.1
Public Finance                       160,113                                                            160,113     1.8
Other (6)                             34,146                                                24,115       58,261     0.7
                                  ----------   -------    --------   --------    -------   -------   ----------   -----
TOTAL  (4)                        $8,642,065   $33,406    $ 56,349   $122,506    $41,032   $33,286   $8,928,644   100.0
                                  ==========   =======    ========   ========    =======   =======    =========   =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $1.7 million on repossessed assets year to date during 1998, including $1.2 million in Specialty Real Estate
     Finance, $0.4 million in Resort Finance and $0.1 million in Commercial Equipment Finance.
(3) Transportation Finance includes $381.8 million of aircraft financing business originated through the London office.
(4) Excludes $502.0 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $67.9 million in Franchise Finance and participations sold of $45.3 million in Corporate Finance, $73.0 million in Communications Finance, $5.3 million in Resort Finance, $4.4 million in Rediscount
     Finance, $3.0 million in Business Credit, $2.9 million in Transportation Finance and $0.2 million in Inventory Finance.
(5)  Includes $304.3 million of financing contracts held for sale.
(6)  Primarily includes  London-based FINOVA Capital Limited and other.

Reserve for Credit Losses:
         The reserve for credit losses at June 30, 1998 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                  Six Months Ended
                                                       June 30,
                                                ----------------------
                                                  1998          1997
                                                ---------     --------
                                                (Dollars in Thousands)

Balance, beginning of period                    $ 177,088     $148,693
Provision for credit losses                        25,500       26,300
Write-offs                                       (28,272)      (16,858)
Recoveries                                          1,285        1,634
Other                                               2,469          (22)
                                                ---------     --------
Balance, end of period                          $ 178,070     $159,747
                                                =========     ========

         A specific impairment reserve of $28.5 million at June 30, 1998 applies to $66.1 million of the $155.9 million of impaired loans. The remaining $149.6 million of the reserve for credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998
                      TO THE SIX MONTHS ENDED JUNE 30, 1997

         The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

Results of Operations

         Net income for the six months ended June 30, 1998 was $80.1 million ($1.34 per diluted share) compared to $65.4 million ($1.15 per diluted share) for the six months ended June 30, 1997.

         Interest margins earned. Interest margins earned represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned were $222.8 million for the six months ended June 30, 1998 compared to $196.1 million for the six months ended June 30, 1997, a 14% increase. The increase was primarily due to a 15% growth in managed assets to $9.43 billion at June 30, 1998 from $8.22 billion at June 30, 1997. Interest margins earned remained at 5.5% of average earning assets (average funds employed less nonaccruing assets and deferred taxes on leveraged leases) for the six months ended June 30, 1998 and 1997.

         Volume-based fee income. Volume-based fee income is generated by FINOVA's Inventory Finance, Commercial Services (formerly "Factoring Services") and Realty Capital lines of business. These fees are predominately based on volume originated business rather than the balance of outstanding financing transactions during the period. For the six months ended June 30, 1998, volume-based fee income was $41.3 million compared to $16.4 million for the same period in 1997. Fee-based volume for the first six months of 1998 totaled $3.8 billion compared to $1.7 billion in the same period one year ago. Included in the first six months of 1998 were fees associated with FINOVA Realty Capital ("FRC") and the Inventory Finance portfolio purchased from AT&T Capital Corp., both of which were acquired in the fourth quarter of 1997.

         Provision for credit losses. The provision for credit losses was $25.5 million for the six months ended June 30, 1998 compared to $26.3 million for the same period one year ago. Net write-offs during the six months ended June 30, 1998 were $28.3 million compared to $16.9 million for the same period in 1997. The 1998 net write-offs included $17.4 million of amounts written off relative to the Commercial Services line of business, a portion of which a specific reserve had previously been provided.

         Gains on disposal of assets. Gains on disposal of assets were $10.8 million for the six months ended June 30, 1998 compared to $13.7 million for the first six months of 1997. Included in the 1997 amount was a $5.6 million gain resulting from the sale of the Company's interest in a real estate leveraged lease transaction. Gains on disposal primarily relate to the sale of assets coming off lease and the sale of financing contracts held for sale (primarily generated by FRC). While, in the aggregate, FINOVA historically recognizes gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         Selling, administrative and other operating expenses. Selling, administrative and other operating expenses ("operating expenses") were generally higher in all major categories and increased to $114.7 million for the first six months of 1998 compared to $92.5 million for the first six months of 1997. This increase was partially attributable to the growth in managed assets during the year. Also contributing to the increase was the addition of FRC, which has a higher operating structure than FINOVA, including over 80 business development officers and associated support staff. Meanwhile, operating expenses remained at 43.5% of operating margins for the six months ended June 30, 1998 and the comparable period in 1997. Excluding the addition of FRC, FINOVA's operating expense ratio would have been 41.6% for the six months ended June 30, 1998.

         Income taxes. Income taxes were higher for the first six months of 1998 compared to the corresponding period in 1997 due to the increase in pre-tax income and a higher effective tax rate in 1998 (39.1% vs 37.1%). The 1997 tax rate was lower due to certain tax credits realized in 1997.

Financial Condition, Liquidity and Capital Resources

         Managed assets were $9.43 billion at June 30, 1998 compared to $8.86 billion at December 31, 1997. Included in managed assets at June 30, 1998 are $8.93 billion in funds employed (including $304.3 million of financing contracts held for sale generated by FRC), $367.9 million of securitized assets managed by FINOVA and $134.1 million of participations sold to third parties. The increase in managed assets was due to funded new business of $1.4 billion for the six months ended June 30, 1998, coupled with a net increase in volume based receivables, partially offset by normal portfolio amortization and prepayments.

         The reserve for credit losses increased slightly to $178.1 million at June 30, 1998 from $177.1 million at December 31, 1997, while nonaccruing assets increased to $196.8 million at June 30, 1998 from $187.4 million at the end of 1997. However, nonaccruing assets remained at 2.1% of ending managed assets (excluding participations sold).

         At June 30, 1998, FINOVA had $7.35 billion of debt outstanding, representing 5.81 times the Company's equity base of $1.26 billion (including $111.6 million of convertible preferred securities). At year-end 1997, FINOVA's debt was 5.63 times the equity base of $1.20 billion.

         Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the six months ended June 30, 1998, FINOVA issued $610 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $624 million. During the same period, FINOVA repaid $653 million of long-term borrowings.

         FINOVA repurchased 196,207 shares of its common stock during the first six months of 1998. These shares are intended to fund awards under FINOVA's stock incentive plan.

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

Recent Development and Business Outlook

         FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, FINOVA continues to evaluate potential acquisition opportunities it believes are consistent with its business strategies.

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

         The Annual Meeting of Shareowners of the Company was held on May 14, 1998. At that meeting, Shareowners owning 49,032,216 shares of the Company's common stock ("Shares") were present in person or by proxy. The Shareowners approved each matter submitted by the following votes:

                          Item                                    For         Against     Abstain*
--------------------------------------------------------------------------------------------------
1. a)  Election of Mr. Samuel L. Eichenfield as a Director     48,526,516        N/A       505,700

   b)  Election of Mr. James L. Johnson as a Director          48,552,576        N/A       479,640

   c)  Election of Mr. John W. Teets as a Director             48,311,471        N/A       720,745

2. Appointment of Deloitte & Touche LLP as Auditors for 1998   48,801,063      47,693      183,460

   * Abstain includes broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  The following exhibits are filed herewith:

          Exhibit No.       Document
          -----------       ----------------------------------------------------

              11            Computation of Earnings Per Share.

              12            Computation  of Ratio of  Income to  Combined  Fixed
                            Charges  and  Preferred  Stock  Dividends   (interim
                            period).

              27            Financial Data Schedule.


     (b)  Reports on Form 8-K:

               A Report on Form 8-K, dated July 28, 1998, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1998 (unaudited).

                              THE FINOVA GROUP INC.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FINOVA GROUP INC.
                                  (Registrant)



Dated: August 7, 1998      By:              /s/ Bruno A. Marszowski
                               -------------------------------------------------
                                Bruno A. Marszowski, Senior Vice President,
                                Chief Financial Officer and Controller
                                Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                             JUNE 30, 1998 FORM 10-Q


  Exhibit No.                              Document
  -----------    ---------------------------------------------------------------

      11         Computation of Earnings Per Share.

      12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

      27         Financial Data Schedule for the six months ended June 30, 1998.