Form 10-Q/A
period 1998-06-30
FINOVA GROUP INC
filed 1998-08-10
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                  FORM 10-Q/A-1


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


         Provision for credit losses. The provision for credit losses was $25.5 million for the six months ended June 30, 1998 compared to $26.3 million for the same period one year ago. Net write-offs during the six months ended June 30, 1998 were $27.0 million compared to $15.2 million for the same period in 1997. The 1998 net write-offs included $17.4 million of amounts written off relative to the Commercial Services line of business, a portion of which a specific reserve had previously been provided.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  The following exhibits are filed herewith:

          Exhibit No.       Document
          -----------       ----------------------------------------------------

              11*           Computation of Earnings Per Share.

              12*           Computation  of Ratio of  Income to  Combined  Fixed
                            Charges  and  Preferred  Stock  Dividends   (interim
                            period).

              27*           Financial Data Schedule.

     *  Previously filed

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