Form 10-Q
period 1998-09-30
FINOVA GROUP INC
filed 1998-10-29
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                September 30, 1998

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

                              YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 27, 1998, 55,732,046 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION.

       Item 1. Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - September 30, 1998
                   and December 31, 1997                                    1

             Condensed Consolidated Income Statement - Three and
                   Nine Months Ended September 30, 1998 and 1997            2

             Condensed Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 1998 and 1997            3

             Notes to Interim Condensed Consolidated Financial            4 - 6
                   Information

       Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    6 - 10


PART II   OTHER INFORMATION.

       Item 6. Exhibits and Reports on Form 8-K                            11


       SIGNATURES                                                          12

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  September 30,    December 31,
                                                       1998            1997
                                                  -------------    ------------
ASSETS:
Cash and cash equivalents                         $      78,023    $     33,190

Investment in financing transactions:
  Loans and other financing contracts                 6,778,666       5,955,984
  Leveraged leases                                      721,526         619,557
  Operating leases                                      662,087         712,927
  Factored receivables                                  624,199         750,399
  Direct financing leases                               365,123         360,589
  Financing contracts held for sale                     240,928            --
                                                  -------------    ------------
                                                      9,392,529       8,399,456
Less reserve for credit losses                         (187,161)       (177,088)
                                                  -------------    ------------
Investment in financing transactions - net            9,205,368       8,222,368

Goodwill and other assets                               552,071         464,282
                                                  -------------    ------------
                                                  $   9,835,462    $  8,719,840
                                                  =============    ============
LIABILITIES:
Accounts payable and accrued expenses             $     131,017    $    147,280
Due to clients                                          200,824         278,571
Interest payable                                         32,761          52,643
Senior debt                                           7,891,283       6,764,581
Deferred income taxes                                   322,489         274,761
                                                  -------------    ------------
                                                      8,578,374       7,517,836
                                                  -------------    ------------
Company-obligated mandatory redeemable
  convertible preferred securities of subsidiary
  trust solely holding convertible debentures of
  FINOVA, net of expenses (TOPrS)                       111,550         111,550

SHAREOWNERS' EQUITY:
Common stock, $0.01 par value, 100,000,000
  shares authorized, 58,555,000 shares issued               585             585
Additional capital                                      764,079         764,525
Retained income                                         485,072         386,665
Cumulative translation adjustments                         (551)            (10)
Common stock in treasury, 2,702,000 and
  2,273,000 shares, respectively                       (103,647)        (61,311)
                                                  -------------    ------------
                                                      1,145,538       1,090,454
                                                  -------------    ------------
                                                  $   9,835,462    $  8,719,840
                                                  =============    ============

See notes to interim condensed consolidated financial information.

                              THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                       ----------------------------    ----------------------------

                                           1998            1997            1998            1997
                                       ------------    ------------    ------------    ------------
Interest and income earned
  from financing transactions          $    232,835    $    197,557    $    654,770    $    571,843
Operating lease income                       24,019          30,253          88,107          85,164
Interest expense                           (122,235)       (105,592)       (347,794)       (304,647)
Depreciation                                (13,875)        (17,727)        (51,540)        (51,786)
                                       ------------    ------------    ------------    ------------
Interest margins earned                     120,744         104,491         343,543         300,574
Volume-based fee income                      16,687           9,546          57,946          25,913
                                       ------------    ------------    ------------    ------------
Operating margin                            137,431         114,037         401,489         326,487
Provision for credit losses                 (19,000)        (22,000)        (44,500)        (48,300)
                                       ------------    ------------    ------------    ------------
Net interest margins earned                 118,431          92,037         356,989         278,187
Gains on disposal of assets                  13,438           8,706          24,243          22,407
                                       ------------    ------------    ------------    ------------
                                            131,869         100,743         381,232         300,594
Selling, administrative and other
  operating expenses                        (61,097)        (44,773)       (175,834)       (137,263)
                                       ------------    ------------    ------------    ------------
Income before income taxes and
  preferred dividends                        70,772          55,970         205,398         163,331
Income taxes                                (26,694)        (20,103)        (79,317)        (59,954)
                                       ------------    ------------    ------------    ------------
Income before preferred dividends            44,078          35,867         126,081         103,377
Dividends on preferred securities
  of subsidiary trust, net of tax              (946)           (946)         (2,837)         (3,047)
                                       ------------    ------------    ------------    ------------
NET INCOME                             $     43,132    $     34,921    $    123,244    $    100,330
                                       ============    ============    ============    ============


Basic earnings per share               $       0.77    $       0.65    $       2.20    $       1.86
                                       ============    ============    ============    ============
Basic average shares outstanding         56,032,000      53,992,000      56,146,000      53,979,000
                                       ============    ============    ============    ============

Diluted earnings per share             $       0.73    $       0.61    $       2.07    $       1.76
                                       ============    ============    ============    ============
Average shares outstanding
  assuming dilution                      60,683,000      58,805,000      60,947,000      58,684,000
                                       ============    ============    ============    ============

Dividends declared per common
  share                                $       0.16    $       0.14    $       0.44    $       0.38
                                       ============    ============    ============    ============

See notes to interim condensed consolidated financial information.

                              THE FINOVA GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
OPERATING ACTIVITIES:
 Net income                                          $   123,244    $   100,330
 Adjustments to reconcile net income to net cash
     provided by operating activities:
    Provision for credit losses                           44,500         48,300
    Depreciation and amortization                         69,238         64,620
    Gains on disposal of assets                          (24,243)       (22,407)
    Deferred income taxes                                 47,728         18,063
 Change in assets and liabilities, net of effects
     from subsidiaries purchased                        (141,632)       (61,569)
 Other                                                    (1,581)        (3,546)
                                                     -----------    -----------
     Net cash provided by operating activities           117,254        143,791
                                                     -----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                            173,114        157,281
 Proceeds from sale of assets securitized                 77,478         16,150
 Principal collections on financing transactions       1,468,094      1,445,225
 Expenditures for financing transactions              (2,215,432)    (1,691,539)
 Net change in short-term financing transactions
  and financing contracts held for sale                 (559,793)      (747,479)
 Other                                                     1,742          2,229
                                                     -----------    -----------
     Net cash used in investing activities            (1,054,797)      (818,133)
                                                     -----------    -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and
  short-term loans                                       874,741        711,621
 Long-term borrowings                                    915,000        688,625
 Repayment of long-term borrowings                      (663,572)      (748,128)
 Proceeds from exercise of stock options                   9,290          9,726
 Common stock purchased for treasury                     (50,499)       (37,296)
 Dividends                                               (24,837)       (20,713)
 Net change in due to clients                            (77,747)        81,814
                                                     -----------    -----------
     Net cash provided by financing activities           982,376        685,649
                                                     -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                     44,833         11,307
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            33,190         31,260
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $    78,023    $    42,567
                                                     ===========    ===========

See notes to interim condensed consolidated financial information.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE A   BASIS OF PREPARATION

      The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

      The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the quarter and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

NOTE B   SIGNIFICANT ACCOUNTING POLICIES

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $42.3 million and $35.0 million for the three months ended September 30, 1998 and 1997, respectively and $122.7 million and $99.1 million for the nine months ended September 30, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was foreign currency translation.

NOTE C   PORTFOLIO QUALITY

      The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 1998
                             (Dollars in Thousands)

                                         Revenue Accruing                 Nonaccruing
                                 -------------------------------   ---------------------------
                                                          Repos-
                                                          sessed              Repos-    Leases     Total
                                  Original                Assets              sessed      &       Carrying
                                  Rate (1)     Impaired    (2)     Impaired   Assets    Other      Amount       %
                                 -------------------------------  ----------------------------   ------------------
Transportation Finance (3 & 4)   $1,935,490   $         $         $          $         $ 3,709   $1,939,199    20.6
Resort Finance (4)                1,167,022              16,570               26,390              1,209,982    12.9
Corporate Finance (4)               784,136    13,176               31,738                          829,050     8.8
Rediscount Finance (4)              711,588                          3,796                          715,384     7.6
Specialty Real Estate Finance       634,641    17,002    35,002      6,633     7,654       194      701,126     7.5
Communications Finance (4)          671,220                         26,775                          697,995     7.4
Commercial Equipment Finance        608,779     1,602    20,843     10,008       566     3,787      645,585     6.9
Healthcare Finance                  555,905                          7,022                 482      563,409     6.0
Inventory Finance (4)               524,615                          6,865                          531,480     5.7
Franchise Finance (4)               519,018     1,665                6,115                 280      527,078     5.6
Realty Capital (5)                  292,448                                                         292,448     3.1
Business Credit (4)                 282,290                          6,592                          288,882     3.1
Public Finance                      191,943                                                         191,943     2.0
Commercial Services                 173,252     1,061               22,234     1,061                197,608     2.1
Other (6)                            33,894                                             27,466       61,360     0.7
                                 ----------   -------   -------   --------   -------   -------   ----------   -----
TOTAL (4)                        $9,086,241   $34,506   $72,415   $127,778   $35,671   $35,918   $9,392,529   100.0
                                 ==========   =======   =======   ========   =======   =======   ==========   =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $2.7 million on repossessed assets year to date during 1998, including $1.8 million in Specialty Real Estate Finance,$0.7 million in Resort Finance and $0.2 million in Commercial Equipment Finance.
(3) Transportation Finance includes $405.3 million of aircraft financing business booked through the London office.
(4) Excludes $516.0 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $113.4 million in Franchise Finance and participations of $54.6 million in Corporate Finance, $28.9 million in Communications Finance, $5.1 in Resort Finance,$7.0 million in Rediscount Finance, $2.8 million in Business Credit, $2.7 million in Transportation Finance and $1.5 million in Inventory Finance.
(5)  Includes $240.9 million of financing contracts held for sale.
(6)  Primarily includes London-based FINOVA Capital Limited and other.

RESERVE FOR CREDIT LOSSES:

      The reserve for credit losses at September 30, 1998 represents 2.0% of the Company's investment in financing transactions (excluding financing contracts held for sale) and securitized assets. Changes in the reserve for credit losses were as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
                                                      (Dollars in Thousands)

Balance, beginning of period                      $    177,088     $    148,693
Provision for credit losses                             44,500           48,300
Write-offs                                             (38,672)         (31,263)
Recoveries                                               1,742            2,098
Other                                                    2,503              (74)
                                                  ------------     ------------
Balance, end of period                            $    187,161     $    167,754
                                                  ============     ============

      A specific impairment reserve of $34.3 million at September 30, 1998 applies to $82.6 million of the $162.3 million of impaired loans. The remaining $152.9 million of the reserve for credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      THE FOLLOWING DISCUSSION RELATES TO THE FINOVA GROUP INC. AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA" OR THE "COMPANY"), INCLUDING FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA CAPITAL").

RESULTS OF OPERATIONS

      Net income for the nine months ended September 30, 1998 was $123.2 million ($2.07 per diluted share) compared to $100.3 million ($1.76 per diluted share) for the nine months ended September 30, 1997.

      INTEREST MARGINS EARNED. Interest margins earned represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned were $343.5 million for the nine months ended September 30, 1998 compared to $300.6 million for the nine months ended September 30, 1997, a 14% increase. The increase was primarily due to a 17% growth in managed assets to $9.91 billion at September 30, 1998 from $8.45 billion at September 30, 1997.

      VOLUME-BASED FEE INCOME. Volume-based fee income is generated by FINOVA's Inventory Finance, Commercial Services (formerly "Factoring Services") and Realty Capital lines of business. These fees are predominately based on volume originated business rather than the balance of outstanding financing transactions during the period. For the nine months ended September 30, 1998, volume-based fee income was $57.9 million compared to $25.9 million for the same period in 1997.

Fee-based volume for the first nine months of 1998 totaled $5.4 billion compared to $2.7 billion in the same period one year ago. Included in the first nine months of 1998 were fees associated with FINOVA Realty Capital ("FRC") and the Inventory Finance portfolio purchased from AT&T Capital Corp., both of which were acquired in the fourth quarter of 1997.

      PROVISION FOR CREDIT LOSSES. The provision for credit losses was $44.5 million for the nine months ended September 30, 1998 compared to $48.3 million for the same period one year ago. Net write-offs during the nine months ended September 30, 1998 were $36.9 million compared to $29.2 million for the same period in 1997. The 1998 net write-offs included $21.0 million of amounts written off relative to the Commercial Services line of business, a portion of which had previously been specifically reserved.

      GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $24.2 million for the nine months ended September 30, 1998 compared to $22.4 million for the first nine months of 1997. Gains on disposal of assets include the sale of assets coming off lease, the sale of other assets and the sale of loans via the commercial mortgage backed securities ("CMBS") market. Net losses from the CMBS market totaled $4.2 million and included gains of $10.4 million offset by hedge losses of $14.6 million. The other $28.4 million of gains included gains from the sale of assets coming off lease, gains from the sale of Franchise Finance loans and other assets, and the reversal of reserves due to the receipt of a favorable resolution in a bankruptcy. While, in the aggregate, FINOVA historically recognizes gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

      SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES. Selling, administrative and other operating expenses ("operating expenses") were generally higher in all major categories and increased to $175.8 million for the first nine months of 1998 compared to $137.3 million for the first nine months of 1997. This increase was partially attributable to the growth in managed assets during the year. Also contributing to the increase was the addition of FRC, which has a higher operating cost structure than FINOVA, including over 80 business development officers and associated support staff. Meanwhile, operating expenses were 43.8% of operating margins for the nine months ended September 30, 1998 compared to 42.0% in the same period in 1997. Excluding the addition of FRC, FINOVA's operating expense ratio would have been 40.9% for the nine months ended September 30, 1998.

      INCOME TAXES. Income taxes were higher for the first nine months of 1998 compared to the corresponding period in 1997 due to the increase in pre-tax income and a higher effective tax rate in 1998 (38.6% vs 36.7%). The 1997 tax rate was lower due to certain tax credits realized in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Managed assets were $9.91 billion at September 30, 1998 compared to $8.86 billion at December 31, 1997. Included in managed assets at September 30, 1998 were $9.39 billion in funds employed (including $240.9 million of financing contracts held for sale generated by FRC), $413.4 million of securitized assets managed by FINOVA and $102.7 million of participations sold to third parties. The increase in managed assets was due to funded new business of $2.7 billion for the nine months ended September 30, 1998, coupled with a net increase in volume based receivables, partially offset by normal portfolio amortization and prepayments.

      The reserve for credit losses increased to $187.2 million at September 30, 1998 from $177.1 million at December 31, 1997, while nonaccruing assets increased to $199.4 million at September 30, 1998 from $187.4 million at the end of 1997. However, nonaccruing assets as a percent of ending managed assets (excluding participations sold) improved to 2.0% as compared to 2.1% at December 31, 1997.

      At September 30, 1998, FINOVA had $7.89 billion of debt outstanding, representing 6.28 times the Company's equity base of $1.26 billion (including $111.6 million of convertible preferred securities). FINOVA Capital, FINOVA's principal operating subsidiary, had a debt to equity ratio of 5.95 at September 30, 1998. At year-end 1997, FINOVA's debt was 5.63 times the equity base of $1.20 billion.

      Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the nine months ended September 30, 1998, FINOVA issued $915 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $875 million. During the same period, FINOVA repaid $664 million of long-term borrowings.

      FINOVA repurchased 1,017,450 shares of its common stock during the first nine months of 1998. These shares are intended to fund awards under FINOVA's stock incentive plan.

YEAR 2000 DATE CONVERSION

      FINOVA continues to implement changes necessary to assure accurate date recognition and data processing with respect to the year 2000. To be year 2000 compliant means (1) significant computer systems in use by FINOVA demonstrate performance and functionality that is not materially affected by processing dates on or after January 1, 2000, (2) customers and collateral included in FINOVA's portfolio of business are year 2000 compliant, and (3) vendors of services critical to FINOVA's business processes are year 2000 compliant.

      Primary internal activities related to this issue are modifications to existing computer programs and conversions to new programs. FINOVA has a five-phase plan for addressing the year 2000 issues for its internal systems:

      1) Identifying each area, function, and application that could be materially affected by the change in century.
      2) Determining the extent to which each area, function, or application will be affected by the change in century and identifying the proper course of action to eliminate material adverse effects.
      3) Making the changes necessary to bring the system into year 2000 compliance.
      4)    Testing the integrated system.
      5)    Switching to year 2000 compliant applications.

      Costs incurred to bring FINOVA's internal systems into year 2000 compliance and incremental costs of accelerating new equipment acquisitions are being expensed as incurred and are not expected to have a material impact on FINOVA's financial position. The necessary modifications to FINOVA's internal systems are expected to be completed by the end of calendar 1998.

      FINOVA is communicating with customers, software vendors, and others to determine if their applications or services are year 2000 compliant and to assess the potential impact on FINOVA related to this issue. FINOVA's aggregate cost estimate does not include time and costs that may be incurred as a result of the failure of any third parties to become year 2000 compliant.

      While FINOVA believes all necessary work on internal systems will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 within the estimated cost. Similarly, FINOVA cannot assure that the systems of other companies and government agencies on which FINOVA relies will be converted timely. Risks also include that third parties may not have accurately assessed their state of readiness, and therefore may have a material adverse effect on FINOVA's results of operations.

      FINOVA has not currently established a formal year 2000 contingency plan but will consider and, if necessary, address doing so as part of its year 2000 review process. FINOVA maintains and deploys contingency plans designed to address various other potential business interruptions. In some respects, these plans address interruptions resulting from third parties' failure to be year 2000 compliant, but the plans have not been updated to specifically address the year 2000 issue.

RECENT DEVELOPMENT AND BUSINESS OUTLOOK

      FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, FINOVA continues to evaluate potential acquisition opportunities it believes are consistent with its business strategies.

      During the third quarter of 1998, the global financial markets experienced significant volatility as a result of the emerging market crisis in Russia, continued concerns over Asia and volatility in other significant emerging markets, e.g. Latin America. Due primarily to the financial crisis and overall volatility in the general international financial markets, US Treasury rates significantly declined as investors sought the safety of Treasury securities over other instruments. As a result, credit spreads widened between US Treasury securities and corporate bonds and other fixed income securities such as for the CMBS market. FINOVA participates in the CMBS market through FRC and borrows in the commercial debt markets. While referenced interest rates (such as U.S. Treasuries or LIBOR) have declined, FINOVA along with other lenders, has had to pay increased spreads over those referenced rates due to the uncertainty in the financial markets.

      FRC originates fixed-rate loans that it ultimately anticipates selling through the CMBS market. Lenders such as FINOVA base loan spreads (premiums charged to borrowers) on the prices they expect the loans to sell for in the CMBS market. The greater the amount that loan spreads exceed CMBS spreads, the greater the potential profit.

      For FRC's fixed-rate loans, the risk is that interest rates will rise before the loans are sold through the CMBS market. As rates rise, not only is the value of the loans reduced, but the net yield also drops as the cost of funding the loans held on book increases.

      To hedge that risk, FINOVA has taken hedging positions to offset price movements in the long position of the loan portfolio. As a result of this strategy, declines in the value of the portfolio should produce equal increases in the value of the hedged position or vice versa.

      Problems occur when CMBS rates and Treasury rates do not move together. When that happens, losses in the value of hedging instruments may exceed gains in the market value of the underlying loans. The wider the spreads between yields on CMBS and Treasury securities become, the more profits are squeezed.

      As noted above, this anomaly occurred during 1998. In response to these market conditions, FRC continues to evaluate various instruments in order to achieve the most effective hedge. FRC has also re-priced business within its backlog to reflect the greater spreads, although there can be no assurance that future movements in the financial markets will not reduce spreads further. The result of these two actions should help mitigate future volatility in transactions within the CMBS market.

      To provide liquidity, the Company has put into place committed programs to successfully place FRC transactions which the Company can elect to use at its discretion to help provide alternatives should turbulence continue in the traditional CMBS market place. Along those lines, included in the third quarter of 1998 was the sale of $146 million of loans for which the Company retained the servicing rights and obligations and a subordinated interest.

      On October 13, 1998, FINOVA consummated the acquisition of United Credit Corporation, a New York-based provider of commercial financing to small and midsize businesses, and its Patriot Funding Division. The addition formed a new division named FINOVA Growth Finance, which provides collateral-based working capital financing, primarily secured by accounts receivable. The new division provides financing ranging from $100,000 to $1 million to small and midsize businesses with annual sales under $10 million. FINOVA anticipates that this new division will serve a market segment of smaller, growth-oriented customers earlier in their maturation cycle.

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

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   The following exhibits are filed herewith:

                Exhibit No.   Document
                ----------    --------------------------------------------------

                    11        Computation of Earnings Per Share.

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                    27        Financial Data Schedule.


       (b)   Reports on Form 8-K:

                   A Report on Form 8-K,  dated  October 13, 1998,  was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1998 (unaudited).

                              THE FINOVA GROUP INC.




                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THE FINOVA GROUP INC.

                                         (Registrant)



Dated:  October 29 , 1998        By: /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
                                     Chief Financial Officer and Controller
                                     Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1998 FORM 10-Q


                Exhibit No.   Document
                ----------    --------------------------------------------------

                    11        Computation of Earnings Per Share.

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                    27 Financial Data Schedule for the nine months ended September 30, 1998.