Form 10-K/A
period 1998-12-31
FINOVA GROUP INC
filed 1999-03-08
CIK 883701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20594
                            ------------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 1)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     [ ] by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment of this Form 10-K. [ ]

     As of February 26, 1999, approximately 56,045,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date of $50 13/16) held by nonaffiliates was approximately $2,794,608,000.

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

                            ------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See pages 3 -- 12 of Annex A.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

* Previously filed.



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

                             THE FINOVA GROUP INC.

                              FINANCIAL HIGHLIGHTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1998          1997          1996
                                                           -----------   -----------   -----------
OPERATIONS:
Interest margins earned..................................  $   472,536   $   408,914   $   340,517
Volume-based fees........................................       77,723        46,728        28,588
Operating expenses.......................................      241,074       190,525       154,481
Income from continuing operations........................      169,737       139,098       116,493
Net income...............................................      169,737       139,098       117,000
FINANCIAL POSITION:
Ending funds employed....................................   10,011,536     8,399,456     7,298,759
Ending managed assets(1).................................   10,549,132     8,857,423     7,663,305
Average managed assets(2)................................    9,500,539     8,153,076     7,041,708
Average earning assets(3)................................    8,544,431     7,356,845     6,324,545
Reserve for credit losses................................      207,618       177,088       148,693
Nonaccruing assets(4)....................................      205,233       187,356       155,505
Funded new business......................................    3,979,265     3,311,105     2,740,353
Fee-based volume.........................................    7,257,003     4,532,494     2,937,311
Net write-offs...........................................       56,758        43,200        28,721
CAPITALIZATION:
Total debt...............................................    8,394,578     6,764,581     5,850,223
Company-obligated mandatory redeemable convertible
  preferred securities of subsidiary trust solely holding
  convertible debentures of FINOVA ("TOPrS").............      111,550       111,550       111,550
Shareowners' equity......................................    1,177,345     1,090,454       929,591
PORTFOLIO QUALITY:
Net write-offs as a % of average managed assets(5).......         0.60%         0.54%         0.41%
Nonaccruing assets as a % of ending managed assets(5)....          2.0%          2.1%          2.0%
Reserve for credit losses as a % of:
  Ending managed assets(5)(6)............................          2.0%          2.0%          2.0%
  Nonaccruing assets.....................................        101.2%         94.5%         95.6%
  As a multiple of net write-offs........................          3.7x          4.1x          5.2x
PERFORMANCE HIGHLIGHTS:
Return from continuing operations as a % of average funds
  employed(7)............................................          1.9%          1.8%          1.8%
Operating margin earned as a % of average earning
  assets(3)..............................................          6.4%          6.2%          5.8%
Interest margins earned as a % of average earning
  assets(3)..............................................          5.5%          5.6%          5.4%
Operating expenses as a % of operating margin............         43.8%         41.8%         41.9%
Operating expenses as a % of operating margin plus
  gains..................................................         39.8%         39.2%         40.4%
Aggregate cost of funds..................................          6.4%          6.6%          6.8%
Ratio of income to combined fixed charges and preferred
  stock dividends........................................         1.56x         1.52x         1.50x
Return from continuing operations on average equity......         14.9%         14.3%         13.3%
Basic earnings per common share:
  Continuing operations..................................        $3.03         $2.56         $2.14
  Net income.............................................        $3.03         $2.56         $2.15
  Adjusted weighted average shares(8)....................   55,946,000    54,405,000    54,508,000
Diluted earnings per share(9):
  Continuing operations..................................        $2.86         $2.42         $2.08
  Net income.............................................        $2.86         $2.42         $2.09
  Adjusted weighted average shares(8)....................   60,705,000    59,161,000    56,051,000
Cash earnings per share(10)..............................        $4.40         $3.68         $3.06
Book value per share outstanding.........................       $21.13        $19.37        $16.88
Shares outstanding(8)....................................   55,721,000    56,282,000    55,058,000
                                                           ---------------------------------------

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


     PROVISION FOR CREDIT LOSSES. The provision for credit losses increased 18.8% to $82.2 million in 1998 compared to $69.2 million in 1997. The increase in the provision reflected the growth in managed assets of 19.1% to $10.55 billion in 1998 from $8.86 billion in 1997 and an increase in net write-offs in 1998 to $56.8 million compared to $43.2 million in 1997. The higher level of write-offs in 1998 was primarily due to prior credit problems experienced in FINOVA's Commercial Services line of business which had net write-offs of $35.7 million in 1998 principally related to the business' wholesale textile customers. The 1998 Commercial Services write-offs represent problems identified in 1997 that the Company believed could be worked out. Unfortunately, the results of those efforts were unsuccessful, resulting in increased write-offs for 1998. Commercial Services is refocusing its portfolio to include more retail customers and other industries. Net write-offs by line of business and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.


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


     OPERATING EXPENSES. Operating expenses, which include selling, administrative and other expenses, were generally higher in all major categories and increased to $241.1 million in 1998 compared to $190.5 million in 1997. This increase was partially attributable to the growth in managed assets during the year and to incentives paid to employees based on performance criteria such as new business, profitability and the increased value of FINOVA's stock. Also contributing to the increase was the addition of FRC, which has a higher operating cost structure than other FINOVA lines of business, including over 80 business development officers and support staff. Operating expenses were 43.8% of operating margin for 1998 compared to 41.8% in 1997. Due to FINOVA's expansion into activities that use gains from the sale of assets to cover operating expenses, a more appropriate ratio to measure efficiency is operating expenses as a percentage of operating margin plus gains. Using this measurement, operating expenses were 39.8% of operating margin plus gains for 1998 compared to 39.2% in 1997. See Note O of Notes to Consolidated Financial Statements for additional detail.


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


     Average earning assets increased 16.3% to $7.36 billion in 1997 from $6.32 billion a year earlier. This increase primarily resulted from a 20.8% increase in funded new business of $3.31 billion compared to $2.74 billion in 1996, and to a lesser extent, from portfolios purchased during 1997 (totaling $122 million). These increases were partially offset by the normal amortization of the portfolio and prepayments during the year.


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

     Standard & Poor's Ratings Group changed on February 26, 1999, its rating of the TOPrS from BBB+ to BBB. The rating change was not a downgrade, but resulted from the new rating scale under which Standard & Poor's Ratings Group rates preferred stock two notches below the corporate or counter party credit rating of an investment-grade issuer such as FINOVA.



     To provide further liquidity, the Company utilized a private CMBS structure ("mini-CMBS") to sell loans warehoused by FRC. Under the structure, the Company sold loans to a trust with limited recourse. The Trust issued a senior security interest to an investment banking company and a subordinated security interest was retained by the Company. The Company also retained the servicing rights and obligations on the assets transferred to the trust. The intent of the trust is to sell the loans into the permanent CMBS market. Until the loans are sold, interest rate risk is hedged using various instruments including Treasury rate locks. The Company recognized gains on the transfer of the loans in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". No gains were recorded on the subordinated interest retained by the Company.


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


     Managed assets grew to $3.01 billion in 1998 from $2.76 billion in 1997, an increase of 9.0%. The growth in managed assets was slowed due to compression in the Commercial Services unit, partially offset by strong growth in the Rediscount Finance operation. Fee-based businesses, which make up a portion of Commercial Finance, rely more on volume growth to increase income than asset growth. Therefore, a significant portion of the income growth (20.2% excluding Commercial Services) was due to increased fee-based volume.


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

                                                  /s/ DEREK C. BRUNS

                                          --------------------------------------
                                          Derek C. Bruns
                                          Senior Vice President -- Internal
                                          Audit

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of The FINOVA Group Inc.


We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of The FINOVA Group Inc's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The FINOVA Group Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


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


     During 1998, the Company utilized the mini-CMBS structure to sell loans warehoused by FRC. Under the structure, the Company sold loans to a trust with limited recourse. The trust issued a senior security interest to an investment banking company and a subordinated security interest was retained by the Company. The Company also retained the servicing rights and obligations on the assets transferred to the trust. The intent of the trust is to sell the loans into the permanent CMBS market. Until the loans are sold, interest rate risk is hedged using various instruments including Treasury rate locks. The Company recognized gains on the transfer of the loans in

                             THE FINOVA GROUP INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
            (DOLLARS IN THOUSANDS IN TABLES, EXCEPT PER SHARE DATA)

accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". No gains were recorded on the subordinated interest retained by the Company.

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

EXHIBIT NO.
-----------
(10.Q.1)      Value Sharing Plan for the Chief Executive Officer
              (incorporated by reference from the 3Q95 10-Q, Exhibit
              10.L).+
(10.Q.2)      Value Sharing Plan for Executive Officers and Key Employees
              (incorporated by reference from the 3Q95 10-Q, Exhibit
              10.K).+
(10.R)        Tax Sharing Agreement dated February 19, 1992 among FINOVA,
              The Dial Corp and others (incorporated by reference from the
              1992 10-K, Exhibit 10.K).
(10.S)        1992 Stock Incentive Plan (incorporated by reference from
              the 1997 10-K, Exhibit 4.J).+
(10.T)        Documents relating to the mini-CMBS Program:
              FINOVA Commercial Mortgage Loan Owner Trust 1998-1.*
              Commercial Mortgage Loan Asset Backed Certificates 1998-1.*
(10.T.1)      Certificate Purchase Agreement dated as of September 29,
              1998.*
(10.T.2)      Trust and Servicing Agreement dated as of September 1,
              1998.*
(10.T.3)      Loan Purchase Agreement dated as of September 1, 1998.*
(10.T.4)      Amendment No. 1 to the Trust and Servicing Agreement dated as of December 8, 1998.*
(10.T.5)      Amendment No. 2 to the Trust and Servicing Agreement dated as of December 29, 1998.*
(10.T.6)      Custodial Agreement dated as of September 1, 1998.*
(10.T.7)      Administration Agreement dated as of September 1, 1998.*
(12)          Computation of Ratio of Income to Combined Fixed Charges and
              Preferred Stock Dividends.*
(21)          Subsidiaries.*
(23)          Independent Auditors' Consent.*
(24)          Powers of Attorney.*
(27)          Financial Data Schedule for the year ended December 31,
              1998.*


---------------

* Previously filed.



+ Relating to management compensation.