Form 10-K/A
period 1998-12-31
FINOVA GROUP INC
filed 1999-05-07
CIK 883701

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594

                              --------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes|X| No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment of this Form 10-K.|_|

As of February 26, 1999, approximately 56,045,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date of $50-13/16) held by nonaffiliates was approximately $2,794,608,000. As of May 3, 1999, approximately 62,415,000 shares of common stock were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on such date of $49-3/8) held by nonaffiliates was approximately $3,028,523,707. The increase in outstandings is primarily due to the Common Stock issued with the Sirrom and Preferred Business Credit acquisitions.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                 Part Where Incorporated
--------                                                 -----------------------

1.     Proxy Statement relating to 1999 Annual Meeting
       of Shareowners of The FINOVA Group Inc.
       (but excluding information contained therein
       furnished pursuant to items 402(k) and (l) of
       SEC Regulation S-K).                                        III

--------------------------------------------------------------------------------


                                                  TABLE OF CONTENTS
                                                     Name of Item
Item #                                                                                                          Page
----------------------------------------------------------------------------------------------------------------------------
                                                        Part I
Item 1          Business:
                  Introduction                                                                                        1
                  General                                                                                             1
                    Business Groups                                                                                   1
                    Portfolio Composition                                                                             3
                    Investment in Financing Transactions                                                              3
                    Cost and Use of Borrowed Funds                                                                   12
                    Matched Funding Policy                                                                           12
                    Credit Ratings                                                                                   13
                    Residual Realization Experience                                                                  13
                    Business Development and Competition                                                             14
                    Credit Quality                                                                                   15
                    Risk Management                                                                                  15
                    Portfolio Management                                                                             16
                    Delinquencies and Workouts                                                                       16
                    Governmental Regulation                                                                          16
                  Employees                                                                                          16
                  Special Note Regarding Forward-Looking Statements                                                  17

Item 2          Properties                                                                                           17
Item 3          Legal Proceedings                                                                                    18
Item 4          Submission of Matters to a Vote of Security Holders                                                  18
Optional        Executive Officers of Registrant                                                                     19

                                                        Part II

Item 5          Market Price of and Dividends on the Registrant's Common
                        Equity & Related Shareowner Matters                                                          20
Item 6          Selected Financial Data                                                                              21
Item 7          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                         22
Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                           22
Item 8          Financial Statements & Supplementary Data                                                            22
Item 9          Changes in and Disagreements with Accountants
                        on Accounting & Financial Disclosure                                                         22

                                                       Part III

Item 10         Directors & Executive Officers of the Registrant                                                     22
Item 11         Executive Compensation                                                                               23
Item 12         Security Ownership of Certain Beneficial Owners & Management                                         23
Item 13         Certain Relationships & Related Transactions                                                         23

                                                        Part IV


Item 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K                                      23

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

         FINOVA extends revolving credit facilities, term loans and equipment and real estate financing primarily to "middle-market" businesses with financing needs falling generally between $100,000 and $35 million.

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

                  o Commercial Services (formerly Factoring Services) offers full service factoring and accounts receivable management services for entrepreneurial and larger firms, primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $5 million and $25 million. This line provides accounts receivable financing and loans secured by equipment and real estate.

                  o Corporate Finance provides a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes range from $2 million to $35 million.

                  o Distribution & Channel Finance (formerly Inventory Finance) provides inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Transaction sizes generally range from $500,000 to $30 million.

                  o Growth Finance provides collateral based working capital financing primarily secured by accounts receivable. Typical transaction sizes range from $100,000 to $1 million and are made to small and midsize businesses with annual sales under $10 million.

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

                  o Resort Finance focuses on construction, acquisition and receivables financing of timeshare resorts worldwide, second home communities and fractional interest resorts. Typical transaction sizes range from $5 million to $35 million.

                  o Specialty Real Estate Finance provides term financing for hotel, anchored retail office and owner-occupied properties. Typical transaction sizes range from $5 million to $30 million.

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

         Capital Markets

                  o Realty Capital specializes in providing capital markets-funded commercial real estate financing products and commercial mortgage banking services. Typical transaction sizes range from $1 million to $5 million.

                  o Investment Alliance provides equity and debt financing for midsize businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.

                  o Loan Administration provides in-house servicing for FINOVA's commercial loan products as well as servicing and sub-servicing of other mortgage and consumer loans, including residential real estate, mobile homes, automobiles and other consumer products.

         FINOVA is a Delaware corporation. The Company was incorporated in 1991 to serve as the successor to The Dial Corp's financial services businesses. In March 1992, Dial transferred those businesses to FINOVA in a spin-off. Since that time, FINOVA has increased its total assets from $2.6 billion at December 31, 1992 to $10.4 billion at December 31, 1998. Income from continuing operations increased from $36.8 million in 1992 to $160.3 million in 1998. Management believes FINOVA ranks among the largest independent commercial finance companies in the U.S., based on total assets. FINOVA's common stock is traded on the New York Stock Exchange under the symbol "FNV."

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


                                  INVESTMENT IN FINANCING TRANSACTIONS
                                         BY TYPES OF FINANCING
                                         (Dollars in Thousands)

                                              December 31,

-------------------------------------- ------------ -------- ------------ ------- ----------- -------
                                           1998        %        1997        %        1996       %
-------------------------------------- ------------ -------- ------------ ------- ----------- -------
Loans and other financing contracts:
  Commercial (2)                       $ 5,705,801    56.9   $4,329,210    51.4   $3,614,877   49.4
  Real estate                            1,648,935    16.4    1,656,075    19.7    1,713,485   23.4
Leveraged leases (2)                       773,942     7.7      611,262     7.2      512,049    7.0
Operating leases                           648,185     6.5      712,927     8.5      517,690    7.1
Fee-based receivables                      626,499     6.3      750,399     8.9      564,430    7.7
Direct financing leases                    396,759     4.0      360,589     4.3      396,388    5.4
Financing contracts held for sale (2)      220,100     2.2
                                       ------------ -------- -----------  ------- ----------- -------
Investment in financing transactions    10,020,221   100.0    8,420,462   100.0    7,318,919  100.0
                                                    ========              =======             =======
Securitized assets                         436,064              336,607              300,000
Participations sold                        101,532              121,360               64,546
                                       ------------          -----------          -----------
Total managed assets (1)(2)            $10,557,817           $8,878,429           $7,683,465
                                       ============          ===========          ===========


--------------------------------------  ----------- ------- ----------- --------
                                           1995        %       1994        %
--------------------------------------  ----------- ------- ----------- --------
Loans and other financing contracts:
  Commercial (2)                        $3,405,775    53.5  $2,744,381    51.3
  Real estate                            1,534,177    24.1   1,237,488    23.1
Leveraged leases (2)                       366,196     5.8     287,518     5.4
Operating leases                           460,496     7.2     412,782     7.7
Fee-based receivables                      189,486     3.0     157,862     2.9
Direct financing leases                    408,059     6.4     514,595     9.6
Financing contracts held for sale (2)
                                        ----------- ------- ----------- --------
Investment in financing transactions     6,364,189   100.0   5,354,626   100.0
                                                    =======             ========
Securitized assets                         200,000
Participations sold
                                        -----------         -----------
Total managed assets (1)(2)             $6,564,189          $5,354,626
                                        ===========         ===========

  --------------------
  NOTES:
  (1)  Excludes  managed assets serviced under the mini-CMBS  structure due to the expected  short-term nature of the servicing rights. For further discussion see Annex A, Note C.
  (2)  As restated. See Note T of Notes to Consolidated Financial Statements.

                                          --------------------

                                                INVESTMENT IN FINANCING TRANSACTIONS
                                                        BY LINE OF BUSINESS
                                                         DECEMBER 31, 1998
                                                       (Dollars in Thousands)

                                             Revenue Accruing                       Nonaccruing
                               --------------------------------------  -----------------------------------
                                                            Repos-                    Repos-                    Total
                                   Market                   sessed                    sessed       Lease &     Carrying
                                  Rate (1)     Impaired    Assets (2)    Impaired     Assets        Other       Amount       %
                               --------------------------------------  ----------------------------------- -------------- --------
Transportation Finance (3)     $   2,140,541  $   61,895 $             $             $           $          $   2,202,436     22.0
Resort Finance                     1,209,062                 16,415                    24,800                   1,250,277     12.5
Corporate Finance                    729,461      16,183                  41,007        1,115                     787,766      7.9
Rediscount Finance                   766,250                    999        3,762                                  771,011      7.7
Commercial Equipment Finance         712,854       1,526      4,858       10,884       17,855        4,135        752,112      7.5
Communications Finance               694,863       7,169                  24,264                                  726,296      7.2
Specialty Real Estate Finance        635,952      16,966     34,230        9,799        7,620          194        704,761      7.0
Healthcare Finance                   597,201                  7,018        5,902                     1,102        611,223      6.1
Franchise Finance                    597,916       1,619      1,741        1,763        2,120          274        605,433      6.0
Distribution & Channel Finance       561,734                               6,029                                  567,763      5.7
Business Credit                      292,696                               7,416                                  300,112      3.0
Realty Capital (6)                   243,278                                                                      243,278      2.4
Public Finance                       183,099                                                                      183,099      1.8
Commercial Services                  160,012         648                   8,912          936                     170,508      1.7
Other (5)(6)                          60,604                                                        25,344         85,948      0.9
Growth Finance                        45,901                                                                       45,901      0.5
Investment Alliance                   12,297                                                                       12,297      0.1
                               -------------  ---------- ----------    ---------    ---------    ---------  -------------  -------
TOTAL  (4)(6)                  $   9,643,721  $  106,006 $   65,261    $ 119,738    $  54,446    $  31,049  $  10,020,221    100.0
                               =============  ========== ==========    =========    =========    =========  =============  =======

  --------------------
  NOTES:
  (1)  Represents original or renegotiated market rate terms, excluding impaired transactions.
  (2)  The Company earned income totaling $4.7 million on repossessed assets during 1998,  including $2.4 million in Specialty Real
       Estate Finance,  $1.0 million in Resort Finance,  $0.9 million in Healthcare Finance, $0.2 million in Rediscount Finance and
       $0.2 million in Commercial Equipment Finance.
  (3)  Transportation Finance includes $419.7 million of aircraft financing business booked through the London office.
  (4)  Excludes $537.6 million of assets securitized and participations sold which the Company manages,  including  securitizations of $300.0  million in Corporate  Finance and $136.1  million in Franchise  Finance and  participations  of $49.3  million in
       Corporate  Finance,  $21.4 million in  Communications  Finance,  $5.4 million in Resort Finance,  $6.9 million in Rediscount
       Finance, $3.8 million in Business Credit, $12.6 million in Transportation Finance and $2.1 million in Distribution & Channel
       Finance.
  (5)  Primarily includes other assets retained from disposed or discontinued operations.
  (6)  As restated. See Note T of Notes to Consolidated Financial Statements.

                                                        --------------------

                                                INVESTMENT IN FINANCING TRANSACTIONS
                                                        BY LINE OF BUSINESS
                                                         DECEMBER 31, 1997
                                                       (Dollars in Thousands)
                                           Revenue Accruing                       Nonaccruing
                               ------------------------------------- --------------------------------
                                                           Repos-                Repos-               Total
                                   Market                  sessed                sessed   Lease &    Carrying
                                  Rate (1)    Impaired   Assets (2)  Impaired    Assets    Other      Amount      %
                               ------------- ---------- -----------  --------- ---------- --------   ---------   -----
Transportation Finance (3)     $   1,631,685 $          $           $           $         $         $  1,631,685  19.4
Resort Finance                     1,166,199              14,450       3,974      26,240               1,210,863  14.4
Corporate Finance                    791,733      981                 26,888                             819,602   9.7
Specialty Real Estate Finance        610,711   24,120     38,055       7,648      10,853       196       691,583   8.2
Communications Finance               628,947    8,724                 24,452                             662,123   7.9
Commercial Equipment Finance         614,712    1,816                 11,802                 4,030       632,360   7.5
Rediscount Finance                   609,641                             993                             610,634   7.2
Distribution & Channel Finance       544,108                           4,333                             548,441   6.5
Healthcare Finance                   525,846                           1,515                   666       528,027   6.3
Franchise Finance                    430,651      808                  2,171                   305       433,935   5.2
Commercial Services                  196,843                          30,205                             227,048   2.7
Business Credit                      195,897                           7,559                             203,456   2.4
Public Finance                       135,826                                                             135,826   1.6
Other (5)(6)                          61,353                                                23,526        84,879   1.0
                               ------------- --------   --------    --------    --------  --------  ------------  ----
TOTAL (4)(6)                   $   8,144,152 $ 36,449   $ 52,505    $121,540    $ 37,093  $ 28,723  $  8,420,462 100.0
                               ============= ========   ========    ========    ========  ========  ============ =====

  --------------------
  NOTES:
  (1)  Represents original or renegotiated market rate terms, excluding impaired transactions.
  (2)  The Company earned income totaling $4.1 million on repossessed assets during 1997,  including $3.1 million in Specialty Real
       Estate Finance and $1.0 million in Resort Finance.
  (3)  Transportation Finance includes $302.9 million of aircraft financing business booked through the London office.
  (4)  Excludes assets securitized and participations sold which the Company manages,  including  securitizations of $300.0 million in Corporate Finance and $36.6 million in Franchise Finance and participations of $40.2 million in Corporate Finance,  $61.0 million in Communications  Finance, $8.5 million in Transportation Finance, $4.6 million in Rediscount Finance, $5.1 million in Resort Finance and $1.9 million in Distribution & Channel Finance.
  (5)  Primarily includes other assets retained from disposed or discontinued operations.
  (6)  As restated. See Note T of Notes to Consolidated Financial Statements.

                                                        --------------------


                                                INVESTMENT IN FINANCING TRANSACTIONS
                                                        BY LINE OF BUSINESS
                                                         DECEMBER 31, 1996
                                                       (Dollars in Thousands)

                                               Revenue Accruing                            Nonaccruing
                                   -------------------------------------- ----------------------------------
                                                               Repos-                     Repos-                 Total
                                       Market                  sessed                    sessed    Lease &      Carrying
                                      Rate (1)     Impaired   Assets (2)     Impaired    Assets     Other        Amount     %
                                   -------------------------------------- ---------------------------------- ------------ -----
Transportation Finance (3)         $   1,330,578  $          $            $           $          $           $  1,330,578  18.2
Resort Finance                         1,124,462       2,963     13,878          77      25,136                 1,166,516  15.9
Corporate Finance                        630,399       3,211                 14,695         335                   648,640   8.9
Specialty Real Estate Finance            700,932      30,245     46,068       6,748       9,853        940        794,786  10.8
Communications Finance                   535,701       8,796                 14,129       3,095                   561,721   7.7
Commercial Equipment Finance             570,574                              7,900                  6,564        585,038   8.0
Rediscount Finance                       421,232                                245                               421,477   5.8
Distribution & Channel Finance           314,446                              1,273                               315,719   4.3
Healthcare Finance                       497,540                              1,304                  1,194        500,038   6.8
Franchise Finance                        366,202       1,104                  1,985                    996        370,287   5.0
Commercial Services                      220,701                              3,419                               224,120   3.0
Business Credit                          160,006                             11,963                               171,969   2.4
Public Finance                           150,361                                 13                               150,374   2.1
Other (6)                                 73,158                                                     4,498         77,656   1.1
                                   -------------  ---------- ----------   ---------   ---------  ---------   ------------ -----
Total Continuing Operations (4)(6) $   7,096,292  $   46,319 $   59,946   $  63,751   $  38,419  $  14,192   $  7,318,919 100.0
                                   =============  ========== ==========   =========   =========              ============ =====
Discontinued Operations (5)                                                                         39,143
                                                                                                 ---------
TOTAL                                                                                            $  53,335
                                                                                                 =========

  --------------------
  NOTES:
  (1)  Represents original or renegotiated market rate terms, excluding impaired transactions.
  (2)  The Company earned income totaling $5.1 million on repossessed assets during 1996,  including $4.4 million in Specialty Real
       Estate Finance and $0.7 million in Resort Finance.
  (3)  Transportation Finance includes $160.8 million of aircraft financing business booked through the London office.
  (4)  Excludes assets securitized and participations sold which the Company manages,  including  securitizations of $300.0 million in Corporate Finance and participations of $24.6 million in Corporate Finance, $27.5 million in Communications Finance, $4.8 million in Rediscount Finance, $4.4 million in Resort Finance and $3.2 million in Distribution & Channel Finance.
  (5)  Reflects assets retained by FINOVA subsequent to the sale of the Manufacturer and Dealer Services line of business
  (6)  As restated. See Note T of Notes to Consolidated Financial Statements.

                                                        --------------------


                                                INVESTMENT IN FINANCING TRANSACTIONS
                                                        BY LINE OF BUSINESS
                                                         DECEMBER 31, 1995
                                                       (Dollars in Thousands)

                                               Revenue Accruing                             Nonaccruing
                                   -------------------------------------  --------------------------------
                                                              Repos-                     Repos-                Total
                                       Market                 sessed                     sessed   Lease &     Carrying
                                      Rate (1)    Impaired   Assets (2)     Impaired     Assets    Other       Amount      %
                                   -------------------------------------  -------------------------------- ------------ -------
Transportation Finance (3)         $     929,043 $          $             $           $          $         $    929,043    14.6
Resort Finance                           943,661      2,849     12,064        2,583      26,559                 987,716    15.6
Corporate Finance (4)                    631,295      5,274                  19,592         335                 656,496    10.3
Specialty Real Estate Finance            703,018      3,898     42,304       15,264      18,231        988      783,703    12.3
Communications Finance                   662,191      2,502      2,217       16,817       4,863                 688,590    10.8
Commercial Equipment Finance             345,039                                 69                  6,079      351,187     5.5
Rediscount Finance                       345,264                                                                345,264     5.4
Distribution & Channel Finance           202,879                                430                             203,309     3.2
Healthcare Finance                       451,503                                 81                  1,231      452,815     7.1
Franchise Finance                        327,356      1,462                   6,408                  1,850      337,076     5.3
Commercial Services                      188,892                                594                             189,486     3.0
Business Credit                          200,365                             12,685                             213,050     3.3
Public Finance                           121,956                                                        47      122,003     1.9
Other (5)                                 94,755      1,275                   2,360                  6,061      104,451     1.7
                                   ------------- ---------- ----------    ---------   ---------  --------- ------------ -------
Total Continuing Operations (4)(5) $   6,147,217 $   17,260 $   56,585    $  76,883   $  49,988  $  16,256 $  6,364,189   100.0
                                   ============= ========== ==========    =========   =========  ========= ============ =======

  --------------------
  NOTES:
  (1)  Represents original or renegotiated market rate terms, excluding impaired transactions.
  (2)  The Company earned income totaling $4.2 million on repossessed assets during 1995,  including $3.2 million in Specialty Real
       Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.
  (3)  Transportation Finance includes $144 million of aircraft financing business booked through the London office.
  (4)  Excludes $200 million of securitized assets which are managed by the Company.
  (5)  As restated. See Note T of Notes to Consolidated Financial Statements.

                                                       --------------------


                                                INVESTMENT IN FINANCING TRANSACTIONS
                                                        BY LINE OF BUSINESS
                                                         DECEMBER 31, 1994
                                                       (Dollars in Thousands)
                                                Revenue Accruing                      Nonaccruing
                                  ---------------------------------------- -----------------------------------
                                                                Repos-       Delin-      Repos-        Leases        Total
                                      Original    Rewritten     sessed        quent      sessed          &         Carrying
                                        Rate      Contracts   Assets (1)      Loans      Assets        Other        Amount      %
                                  ---------------------------------------- -----------------------------------  ------------- -----
Transportation Finance (2)        $      706,242 $    14,620  $            $             $           $          $     720,862  13.5
Resort Finance                           634,735       4,506       7,314         2,582      30,393                    679,530  12.7
Corporate Finance                        746,671      21,275                     6,952       2,674                    777,572  14.5
Specialty Real Estate Finance            672,522       7,237      40,510         7,622      21,519                    749,410  14.0
Communications Finance                   551,218       6,288       7,282        17,377       5,863         671        588,699  11.0
Commercial Equipment Finance             293,609         769                                             7,589        301,967   5.6
Rediscount Finance                        99,353                                                                       99,353   1.9
Distribution & Channel Finance            58,595                                   642                                 59,237   1.1
Healthcare Finance                       467,131                                                         1,719        468,850   8.8
Franchise Finance                        281,890       7,632                    12,242                                301,764   5.6
Commercial Services                      157,090                                   772                                157,862   2.9
Business Credit                          181,741                                12,003                                193,744   3.6
Public Finance                            93,491                                   144                                 93,635   1.8
FINOVA Capital Limited (3)                93,700       1,561                     4,265           2       4,800        104,328   1.9
Other (4)                                 48,598                                 8,918                     297         57,813   1.1
                                  -------------- -----------  ----------   -----------------------  ----------  ------------- -----
Total Continuing Operations (4)   $    5,086,586 $    63,888  $   55,106   $    73,519   $  60,451  $   15,076  $   5,354,626 100.0
                                  ============== ===========  ==========   =======================  ==========  ============= =====

--------------------
NOTES:
  (1)  The Company earned income totaling $3.3 million on repossessed assets during 1994,  including $2.0 million in Specialty Real
       Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.
  (2)  Transportation Finance includes $66.9 million of aircraft finance business booked through the London office.
  (3)  Includes  transactions  in Europe and elsewhere  (including the U.S.)  originated  from the Company's  London office.  Also, includes $39.2 million of Consumer Finance assets,  of which $4.8 million were  nonaccruing.  Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
  (4)  As restated. See Note T of Notes to Consolidated Financial Statements.

                                                        --------------------

         The Company's geographic portfolio diversification at December 31, 1998, as restated, was as follows:


                                 State                Total        Percent
                    ----------------------------------------------------------
                                                    (Dollars in
                                                    Thousands)
                    California                 $     1,541,692      14.6%
                    Florida                          1,065,801       10.1
                    Texas                              827,422        7.8
                    New York                           726,834        6.9
                    Illinois                           467,083        4.4
                    Arizona                            442,734        4.2
                    Georgia                            370,541        3.5
                    New Jersey                         330,958        3.1
                    Virginia                           285,969        2.7
                    Nevada                             283,520        2.7
                    Pennsylvania                       274,323        2.6
                    Missouri                           233,053        2.2
                    Other (1)(2)                     3,707,887       35.2
                                               ------------------ ------------
                    Total managed assets (2)   $    10,557,817     100.0%
                    ------------------------   ================== ============
--------------------
NOTE:
  (1)  Other includes all other states which, on an individual basis,  represent
       less  than  2%  of  the  total  and   international,   which   represents
       approximately 6% of the total.
  (2)  As restated. See Note T of Notes to Consolidated Financial Statements.

                              --------------------

         The following is an analysis of the reserve for credit losses for the years ended December 31:

                                    1998         1997         1996         1995         1994
                                  ---------    ---------    ---------    ---------    ---------
                                                     (Dollars in Thousands)
Balance, beginning of year        $ 177,088    $ 148,693    $ 129,077    $ 110,903    $  64,280
Provision for credit losses (1)      82,200       69,200       41,751       39,568       10,439
Write-offs (1)                      (59,037)     (45,487)     (32,017)     (27,631)     (28,109)
Recoveries                            2,279        2,287        3,296        2,104        1,780
Acquisitions and other                5,088        2,395        6,586        4,133       62,513
                                  ---------    ---------    ---------    ---------    ---------
Balance, end of year              $ 207,618    $ 177,088    $ 148,693    $ 129,077    $ 110,903
                                  =========    =========    =========    =========    =========

---------
NOTE:
(1)   As restated.  See Note T of Notes of Consolidated Financial Statements.

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


         Write-offs and  recoveries by line of business,  during the years ended
December 31, were as follows:
                                    ---------------------------------------------------
                                      1998       1997       1996      1995       1994
                                    ---------------------------------------------------
WRITE-OFFS                                         (Dollars in Thousands)
Commercial Services                 $36,286    $24,382    $ 5,098    $ 3,728    $ 1,148
Corporate Finance                     6,728      6,577      9,470      4,660      4,233
Commercial Equipment Finance          3,845      3,722      3,207      2,271      1,257
Franchise Finance                     3,035        696      3,267      3,448      2,247
Distribution & Channel Finance        2,609      1,777                   201        442
Specialty Real Estate Finance         1,785      2,106      1,793      2,275      1,461
Rediscount Finance                    1,500
Healthcare Finance                    1,502      1,798      1,018        314        377
Business Credit                       1,253                              452        774
Communications Finance                  494        750      2,994      4,037      8,300
Resort Finance                                   2,700      4,275      2,000      2,730
Other (1)(3)                                       979        895      4,245      5,140
                                    ---------------------------------------------------
Total write-offs (3)                 59,037     45,487     32,017     27,631     28,109
                                    ---------------------------------------------------

RECOVERIES
Commercial Services                     623      1,127      1,488        482        376
Corporate Finance                        48         99         10        247         86
Commercial Equipment Finance            200        514        829        116        428
Franchise Finance                       255        263        422        115         66
Distribution & Channel Finance                                 33         20
Specialty Real Estate Finance                                 177         80
Healthcare Finance                      542         94          8         52         63
Business Credit                         434
Communications Finance                                                   250
Resort Finance                                                 26         22         10
Other (1)                               177        190        303        720        751
                                    ---------------------------------------------------
Total recoveries                      2,279      2,287      3,296      2,104      1,780
                                    ---------------------------------------------------
Total net write-offs (3)            $56,758    $43,200    $28,721    $25,527    $26,329
                                    ===================================================

Net write-offs as a percentage
 of average managed assets (2)(3)      0.60%      0.53%      0.41%      0.44%      0.62%
                                    ===================================================

--------------------
NOTES:
(1) Includes FINOVA Capital Ltd. (UK).
(2) Excludes average participations sold in which FINOVA has transferred credit risk.
(3) As restated. See Note T of Notes to Consolidated Financial Statements.

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

         The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA Capital for each of the periods listed:

                                                                     Year Ended December 31,
                                                      ---------------------------------------------------
                                                        1998       1997       1996       1995        1994
                                                      ---------------------------------------------------
 Short-term and variable rate long-term debt (1)        6.1%       6.4%       6.5%       7.2%       5.5%
 Fixed-rate long-term debt (1)                          7.0%       7.1%       7.2%       7.3%       8.1%
 Aggregate borrowed funds (1)                           6.4%       6.6%       6.8%       7.2%       6.3%
 Rate earned on average earning assets (2) (3)(5)      11.9%      11.5%      11.4%      11.7%      11.2%
 Operating margin percentage (4)(5)                     6.3%       5.9%       5.7%       5.6%       5.7%

---------------------
NOTES:
(1) Includes the effects of interest rate swap and hedge agreements.
(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(3) Earned amounts are net of depreciation.
(4) Represents operating margin as a percentage of average earning assets.
(5) As restated. See Note T of Notes to Consolidated Financial Statements.

                              --------------------

         The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA Capital's cost of funds, refer to Annex A, Notes E and F.

         Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                          Year Ended December 31, (1)
--------------------------------------------------------------------------------
  1998              1997             1996              1995             1994
----------       -----------      -----------       -----------      -----------
  1.53              1.51             1.51              1.45             1.59
==========       ===========      ===========       ===========      ===========

---------------------
NOTES:
(1)  As restated.  See Note T of Notes to Consolidated Financial Statements.

                              --------------------

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

CREDIT RATINGS

         FINOVA Capital currently has investment-grade credit ratings from the following rating agencies:

                                                     Commercial       Senior
                                                        Paper          Debt
                                                   ---------------  -----------
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

                 Duff & Phelps Credit Rating Co.        BBB+
                 Fitch Investors Services, Inc.          A-
                 Moody's Investors Services, Inc.       Baa2
                 Standard & Poor's Ratings Group        BBB

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

                    Early Terminations (1)                              Terminations at End of Lease Term (2)
---------------------------------------------------------------     -----------------------------------------------
                                                                                                      Proceeds
                                                 Proceeds                            Estimated       as a % of
                                 Carrying        as a % of                           Residual        Estimated
                    Sales         Amount         Carrying               Sales        Value of         Residual
     Year          Proceeds     of Assets         Amount              Proceeds        Assets           Value
---------------- ------------- ------------- ------------------     -------------- -------------- -----------------
                                              (Dollars in Thousands)
     1998        $    82,671   $    67,650         122%             $    40,571    $     35,647         114%
     1997            114,680        96,656         119%                  78,419          71,914         109%
     1996             87,311        75,910         115%                  16,334          13,872         118%
     1995              1,402           905         155%                  32,509          25,566         127%
     1994              6,477         5,865         110%                  15,287          14,164         108%

--------------------
NOTE:
(1)   Excludes foreclosures for credit reasons, which are immaterial.
(2)   As restated.  See Note T of Notes to Consolidated Financial Statements.

                              --------------------

         The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA Capital at December 31, 1998 was 37.2% of the original cost of those assets (30.0% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1998 for financing contracts excluding leveraged leases were 7.5 and 5.4 years, respectively, and for leveraged leases were approximately 18.7 and 11.2 years, respectively. The comparable average initial term and remaining term at December 31, 1997 for financing contracts excluding leveraged leases were 7.6 and 5.1 years, respectively, and for leveraged leases were approximately 17.3 and 11.7 years, respectively. FINOVA Capital uses either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from those appraised values.

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

GOVERNMENTAL REGULATION

         FINOVA Capital's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA Capital's financing transactions and mortgage broker activities are subject to additional government regulation. For example, aircraft leasing is regulated by the Federal Aviation Administration, and Communications Finance is regulated by the Federal Communication Commission. FINOVA Capital's international activities are also subject to a variety of laws and regulations of the countries in which the business is conducted.

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

     o Necessary technological changes (including those addressing "Year 2000" data systems issues) may be more difficult, expensive or time consuming than anticipated.

     o   Costs or difficulties related to integration of acquisitions.

     o   Other risks detailed in FINOVA's other SEC reports or filings.

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

OPTIONAL               EXECUTIVE OFFICERS OF REGISTRANT.

         Set forth below is information with respect to those individuals who serve as executive officers of FINOVA, including those officers of FINOVA
Capital who are responsible for its principal business units.

             Name                     Age                            Position and Background
---------------------------------    ------     -----------------------------------------------------------------
Samuel L. Eichenfield                 62        Chairman,  President and Chief  Executive  Officer of FINOVA and
                                                FINOVA Capital for more than five years.

Matthew M. Breyne                     41        Executive  Vice  President of FINOVA since 1998.  Before that he was Group Vice President - Communications  Finance and Franchise
                                                Finance or similar  positions  of FINOVA  Capital  for more than five years.

Derek C. Bruns                        39        Senior Vice President - Internal  Audit or similar  positions of
                                                FINOVA for more than five years.

William J. Hallinan                   56        Senior  Vice  President  -  General  Counsel  and  Secretary  or
                                                similar  positions  of FINOVA and FINOVA  Capital  for more than five years.

Bruno A. Marszowski                   57        Senior Vice President - Controller and Chief  Financial  Officer
                                                of FINOVA and FINOVA  Capital  since  1994.  Before  that he was
                                                Vice  President -  Controller  of FINOVA and FINOVA  Capital for
                                                more than five years.

William C. Roche                      45        Senior Vice  President - Human  Resources & Facilities  Planning
                                                of FINOVA and FINOVA Capital for more than five years.

Meilee Smythe                         43        Senior Vice  President - Treasurer of FINOVA and FINOVA  Capital
                                                since  1998.  Before  that she was Vice  President  -  Assistant
                                                Treasurer  for  FINOVA  and  FINOVA  Capital  for more than five years.

John J. Bonano                        56        Executive Vice President or similar  positions of FINOVA Capital for more than five years.

Jack Fields, III                      44        Executive Vice President or similar  positions of FINOVA Capital for more than five years.

Robert M. Korte                       43        Executive Vice  President of FINOVA  Capital since 1998.  Before that he was Senior Vice  President - Strategy and  Technology of
                                                FINOVA  since  1994 and Vice  President  - Human  and  Corporate
                                                Development of FINOVA and FINOVA Capital since 1991.

Gregory C. Smalis                     46        Executive  Vice  President  -  Portfolio  Management  or similar positions  for more than five  years  and a  Director  of FINOVA
                                                Capital since 1993.


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

                                     Sales Price Range of Common Stock
                           ----------------------------------------------------
                                       1998                     1997
                           -------------------------- -------------------------
            Quarters:         High           Low         High          Low
                           -----------    ----------- -----------   -----------
             First         $  60-1/4      $ 45-1/2    $  39-1/2     $  31-7/8
             Second           63-1/2        53-5/16      38-7/8        32-1/16
             Third            65-1/8        41-1/16      48-1/4        37-7/8
             Fourth           56-3/8        35-9/16          50        40-1/4


                         Dividends Declared on Common
                                     Stock
                         -----------------------------
                            1998                1997
                         ---------           --------
            Februay       $   0.14           $   0.12
            May               0.14               0.12
            August            0.16               0.14
            November          0.16               0.14
                          --------           --------
                          $   0.60           $   0.52
                          ========           ========

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

         As of February 26, 1999, there were approximately 22,200 holders of record of The FINOVA Group Inc.'s common stock. The closing price of the common stock on that date was $50-13/16. As of May 3, 1999, there were approximately 22,100 holders of record of The FINOVA Group, Inc.'s common stock. The closing price of the common stock on that date was $49-3/8.

ITEM 6.                SELECTED FINANCIAL DATA.


         The following table summarizes selected financial data of FINOVA, which have been derived from the audited Consolidated Financial Statements of FINOVA for each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The information set forth below should be read in conjunction with "Management's
Discussion and Analysis of Financial  Condition and Results of Operations,"  the
Consolidated Financial Statements of FINOVA and the Notes included in Annex A, as well as the remainder of this report. As discussed in Annex A, Note T, the financial statements and the following selected financial data have been restated for accounting matters relating to the amount of the CMBS gains reported in 1998, to defer and amortize costs incurred in connection with the origination of new business in each year in accordance with SFAS No. 91, as well as several other adjustments. Prior year amounts have also been reclassified to conform to 1998 presentation and restated to exclude operations which were discontinued in 1996 and to reflect a two-for-one stock split in 1997. For further detail, see Annex A, Note H.

                                                                Year Ended December 31, (6)
                                          -----------------------------------------------------------------------
                                              1998           1997           1996           1995          1994
                                          -----------------------------------------------------------------------
OPERATIONS:                                             (Dollars in Thousands, except per share data)
Income earned from financing
 transactions                             $ 1,007,773    $   879,763    $   759,996    $   673,194    $   458,411
Interest margins earned                       459,515        392,124        329,107        280,788        211,419
Volume-based fees                              77,723         39,378         28,588         21,204         10,796
Provision for credit losses                    82,200         69,200         41,751         39,568         10,439
Gains on disposal of assets                    27,912         30,333         12,562         10,490          3,877
Income from continuing
 operations                                   160,341        137,910        117,968         95,621         75,470
Net income                                    160,341        137,910        118,475         97,060         76,013
Basic earnings from continuing
  operations per share                           2.87           2.53           2.16           1.75           1.52
Basic earnings per share                         2.87           2.53           2.17           1.78           1.53
Basic adjusted weighted average
  outstanding shares                       55,946,000     54,405,000     54,508,000     54,633,000     49,765,000
Diluted earnings from continuing
  operations per share                    $      2.70    $      2.40    $      2.10    $      1.72    $      1.50
Diluted earnings per share                       2.70           2.40           2.11           1.75           1.51
Diluted adjusted weighted average
  shares                                   60,705,000     59,161,000     56,051,000     55,469,000     50,436,000
Dividends declared per common share       $      0.60    $      0.52    $      0.46    $      0.42    $      0.37
Dividend payout ratio                            21.0%          20.1%          21.3%          23.4%          25.5%
FINANCIAL POSITION:
Investment in financing transactions      $10,020,221    $ 8,420,462    $ 7,318,919    $ 6,364,189    $ 5,354,626
Nonaccruing assets                            205,233        187,356        155,505        143,127        149,046
Reserve for credit losses                     207,618        177,088        148,693        129,077        110,903
Total assets                               10,441,236      8,724,626      7,538,456      7,045,547      5,831,327
Deferred income taxes                         342,268        275,972        246,218        210,530        190,288
Total debt                                  8,394,578      6,764,581      5,850,223      5,649,368      4,573,354
Company-obligated mandatory
  redeemable convertible preferred
  securities of subsidiary trust solely
  holding convertible debentures of
  FINOVA ("TOPrS")                            111,550        111,550        111,550
Shareowners' equity                         1,167,231      1,092,254        936,085        829,040        773,547

                                                                                 December 31, (6)
                                                          ------------ ----------- ---------- ---------- ------------
                                                             1998         1997       1996       1995        1994
                                                          ------------ ----------- ---------- ---------- ------------
RATIOS:
 Reserve for credit losses/managed assets (1) (2)              2.0%         2.0%        2.0%       2.0%       2.1%
 Nonaccruing assets/managed assets (1)                         2.0%         2.1%        2.0%       2.2%       2.8%
 Total debt to equity (3)                                      6.6x         5.6x        5.6x       6.8x       5.9x
 Return on average common equity (4)                          14.1%        14.1%       13.5%      12.0%      11.3%
 Return on average funds employed (4) (5)                      1.8%         1.8%        1.8%       1.7%       1.9%
 Equity to assets (3)                                         12.2%        13.8%       13.9%      11.8%      13.3%

--------------------
NOTES:
(1)  Managed assets exclude participations.
(2)  Managed assets exclude financing contracts held for sale.
(3)  Equity in 1998, 1997 and 1996 includes the TOPrS noted above.
(4)  Return represents income from continuing operations.
(5) Average funds employed excludes deferred taxes applicable to leveraged leases.
(6)  As  restated.  See  Note  T of  Notes  to  Consolidated  Financial
     Statements.

                              --------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See pages 3 - 15 of Annex A.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         See page 16 of Annex A.



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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed.
         1.       Financial Statements.
              (i) The  following  financial statements of FINOVA are included in
                  Annex A:
                                                                        Annex A
                                                                         Page
                                                                       ---------
          Financial Highlights                                           1-2
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          3-15
          Quantitative and Qualitative Disclosures about Market Risk      16
          Report of Management and Independent Auditors' Report         17-18
          Consolidated Balance Sheets (restated)                          19
          Statements of Consolidated Income (restated)                    20
          Statements of Consolidated Shareowners' Equity (restated)       21
          Statements of Consolidated Cash Flows (restated)                22
          Notes to Consolidated Financial Statements                    23-47
          Supplemental Selected Financial Data                          48-49

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

            Exhibit No.
            -----------

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

            Exhibit No.
            -----------

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

            (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

            (10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 1997 10-K, Exhibit 10.B.5).+

            (10.C)         1998  Management   Incentive  Plan  (incorporated  by
                           reference from the 1997 10-K, Exhibit 10.C.)+

            (10.D)         1999 Management Incentive Plan.*+

            (10.E.1)       1996  -  1998   Performance   Share   Incentive  Plan
                           (incorporated by reference from 1996 10-K, Exhibit 10.E.3).+

            (10.E.2)       1997  -  1999   Performance   Share   Incentive  Plan
                           (incorporated   by  reference  from  the  1997  10-K,
                           Exhibit 10.E.3).+

            (10.E.3)       1998  -  2000   Performance   Share   Incentive  Plan
                           (incorporated   by  reference  from  the  1997  10-K,
                           Exhibit 10.E.4).+

            (10.E.4)       1999 - 2001 Performance Share Incentive Plan.*+

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

            Exhibit No.
            -----------

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

            (10.S) 1992 Stock Incentive Plan (incorporated by reference from the 1997 10-K, Exhibit 4.J).+

            (10.T) Documents relating to the mini-CMBS Program: FINOVA Commercial Mortgage Loan Owner Trust 1998-1. Commercial Mortgage Loan Asset Backed Certificates 1998 -1.*

            (10.T.1) Certificate Purchase Agreement dated as of September 29, 1998.*

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

            (10.T.4) Amendment No. 1 to the Trust and Servicing Agreement dated as of December 8, 1998.*

            (10.T.5) Amendment No. 2 to the Trust and Servicing Agreement dated as of December 29, 1998.*

            (10.T.6)       Custodial Agreement dated as of September 1, 1998.*

            (10.T.7)       Administration  Agreement  dated as of  September  1,
                           1998.*

            (10.T.8) Amendment No. 3 to the Trust and Servicing Agreement dated as of April 21, 1999.**

            Exhibit No.
            -----------

            (10.T.9) Amendment No. 4 to the Trust and Servicing Agreement dated as of April 26, 1999.**

            (12) Computation of Ratio of Restated Income to Combined Fixed Charges and Preferred Stock Dividends, as restated.**

            (21)           Subsidiaries.**

            (23)           Independent Auditors' Consent.**

            (24)           Powers of Attorney.**

            (27) Financial Data Schedule for the year ended December 31, 1998, as restated.**

------------------------------------------
*        Previously filed.
**       Filed with this report.
+        Relating to management compensation.

(b) Reports on Form 8-K.

         A report on Form 8-K, dated April 16, 1999, was filed by FINOVA, which reported under Items 5 and 7 postponement of the release of earnings for the first quarter of 1999.

         A report on Form 8-K, dated March 31, 1999 was filed by FINOVA which reported under Items 5 and 7 the summation of the acquisition of Sirrom Capital Corporation.

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

SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on May 5, 1999.



                             THE FINOVA GROUP INC.



           By:                       /s/ Samuel L. Eichenfield
                  --------------------------------------------------------------
                                       Samuel L. Eichenfield
                          Chairman, President and Chief Executive Officer
                                     (Chief Executive Officer)




           By:                       /s/  Bruno A. Marszowski
                  --------------------------------------------------------------
                                        Bruno A. Marszowski
                  Senior Vice President - Controller and Chief Financial Officer
                             (Chief Accounting and Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




                 *                                            *
 --------------------------------             --------------------------------
  Robert H. Clark, Jr. (Director)                G. Robert Durham (Director)
            May 5, 1999                                  May 5, 1999





     /s/ Samuel L. Eichenfield                                *
 --------------------------------             --------------------------------
 Samuel L. Eichenfield (Chairman)                James L. Johnson (Director)
            May 5, 1999                                  May 5, 1999





                 *                                            *
 --------------------------------             --------------------------------
    Kenneth R. Smith (Director)                 Shoshana B. Tancer (Director)
            May 5, 1999                                 May 5, 1999




                 *                                            *
 --------------------------------             --------------------------------
     John W. Teets (Director)                    Constance R. Curran (Director)
            May 5, 1999                              May 5, 1999





        * Signed pursuant to Powers of Attorney dated February 11, 1999.


                             /s/ Bruno A. Marszowski
                        ----------------------------------
                               Bruno A. Marszowski
                                Attorney-in-Fact
                                   May 5, 1999

                                     ANNEX A
                              THE FINOVA GROUP INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED



                                                                            Page
                                                                            ----

Financial Highlights                                                         A-1

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                  A-3

Quantitative and Qualitative Disclosure about Market Risk                   A-16

Management's Report on Responsibility for Financial Reporting               A-17

Independent Auditors' Report                                                A-18

Consolidated Balance Sheet                                                  A-19

Statements of Consolidated Income                                           A-20

Statements of Consolidated Shareowners' Equity                              A-21

Statements of Consolidated Cash Flows                                       A-22

Notes to Consolidated Financial Statements                                  A-23

Supplemental Selected Financial Data                                        A-48

                              THE FINOVA GROUP INC.

                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, except per share data)

YEARS ENDED DECEMBER 31,                                   1998 (10)     1997 (10)     1996 (10)
------------------------                                   ---------     ---------     ---------
OPERATIONS:
 Interest margins earned                                  $   459,515    $  392,124    $  329,107
 Volume-based fees                                             77,723        39,378        28,588
 Operating expenses                                           216,653       168,444       140,218
 Income from continuing operations                            160,341       137,910       117,968
 Net income                                                   160,341       137,910       118,475

FINANCIAL POSITION:
 Ending funds employed                                     10,020,221     8,420,462     7,318,919
 Ending managed assets (1)                                 10,557,817     8,878,429     7,683,465
 Average managed assets (2)                                 9,502,823     8,156,242     7,047,160
 Average earning assets (3)                                 8,546,715     7,360,012     6,329,998
 Reserve for credit losses                                    207,618       177,088       148,693
 Nonaccruing assets (4)                                       205,233       187,356       155,505
 Funded new business                                        3,979,265     3,311,105     2,740,353
 Fee-based volume                                           7,257,003     4,532,494     2,937,311
 Net write-offs                                                56,758        43,200        28,721

CAPITALIZATION:
 Total debt                                                 8,394,578     6,764,581     5,850,223
 Company-obligated mandatory redeemable
   convertible preferred Securities of a
   subsidiary trust solely holding convertible
   debentures of FINOVA ("TOPrS")                             111,550       111,550       111,550
 Shareowners' equity                                        1,167,231     1,092,254       936,085

PORTFOLIO QUALITY:
 Net write-offs as a % of average managed assets (5)             0.60%         0.53%         0.41%
 Nonaccruing assets as a % of ending managed assets (5)           2.0%          2.1%          2.0%
 Reserve for credit losses as a % of:
    Ending managed assets (5) (6)                                 2.0%          2.0%          2.0%
    Nonaccruing assets                                          101.2%         94.5%         95.6%
    As a multiple of net write-offs                               3.7x          4.1x          5.2x
--------------------------------------------------------------------------------------------------

                         FINANCIAL HIGHLIGHTS Continued

YEARS ENDED DECEMBER 31,                                   1998 (10)      1997 (10)     1996 (10)
------------------------                                   ---------      ---------     ---------
PERFORMANCE HIGHLIGHTS:
 Return from continuing operations as a % of average
   funds employed (7)                                             1.8%          1.8%          1.8%
 Operating margin earned as a % of average earning
   assets (3)                                                     6.3%          5.9%          5.7%
 Interest margins earned as a % of average earning
   assets (3)                                                     5.4%          5.3%          5.2%
 Operating expenses as a % of operating margin                   40.3%         39.0%         39.2%
 Operating expenses as a % of operating margin
   plus gains                                                    38.3%         36.5%         37.9%
 Aggregate cost of funds                                          6.4%          6.6%          6.8%
 Ratio of income to combined fixed charges and
   preferred stock dividends                                     1.53x         1.51x         1.51x
 Return from continuing operations on average equity             14.1%         14.1%         13.5%
 Basic earnings per common share:
    Continuing operations                                 $      2.87   $      2.53   $      2.16
    Net income                                            $      2.87   $      2.53   $      2.17
    Adjusted weighted average shares (8)                   55,946,000    54,405,000    54,508,000
Diluted earnings per share (9):
    Continuing operations                                 $      2.70   $      2.40   $      2.10
    Net income                                            $      2.70   $      2.40   $      2.11
    Adjusted weighted average shares (8)                   60,705,000    59,161,000    56,051,000

Book value per share outstanding                          $     20.95   $     19.41   $     17.00
Shares outstanding (8)                                     55,721,000    56,282,000    55,058,000
-------------------------------------------------------------------------------------------------

(1) Includes assets sold under securitization and participation agreements that are managed by the Company; however, excludes managed assets serviced under the mini-CMBS structure due to the expected short-term nature of the servicing rights.
(2) Includes average securitizations and participations of $484.5 million, $388.9 million and $327.4 million for 1998, 1997 and 1996, respectively.
(3) Represents average funds employed excluding average deferred taxes on leveraged leases of $275.9 million, $234.4 million and $237.8 million for 1998, 1997 and 1996, respectively and average nonaccruing assets.
(4) Includes nonaccruing assets classified as discontinued operations at December 31, 1996.
(5) Excludes participations sold of $101.5 million, $121.4 million and $64.5 million for 1998, 1997 and 1996, respectively, in which the Company has transferred credit risk.
(6)  Excludes financing contracts held for sale of $220.1 million for 1998.
(7)  Average funds employed excludes average deferred taxes on leveraged leases.
(8) Shares for 1997 and 1996 have been adjusted to reflect a two-for-one stock split on October 1, 1997.
(9) Diluted earnings per share include the dilutive potential of options, restricted stock and convertible preferred stock.
(10) As restated. See Note T of Notes to the Consolidated Financial Statements.

                              THE FINOVA GROUP INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion relates to the restated financial statements of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). The financial statements are being restated primarily as a result of two accounting issues, as well as several other adjustments.

     The first issue relates to the amount of the gains on sale of certain commercial mortgage-backed securities (CMBS), reported in 1998. In the latter part of 1998, the Company used for the first time a private CMBS structure ("mini-CMBS") to sell loans originated by FINOVA Realty Capital ("FRC"). Under this structure, the Company sold loans originated by FRC to a trust with limited recourse. The trust held those loans with plans to resell them into the permanent CMBS market. The trust paid cash to the Company upon acquisition of the assets, issued a senior security interest to an investment banking firm and a subordinated residual interest to the Company. The Company retained the servicing rights and obligations related to the assets transferred to the Trust.

     The Company was required to recognize gains on the transfer of the loans to the mini-CMBS trust in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability," and initially reported gains in the gross amount of $46.1 million. Subsequent to the issuance of the Company's 1998 financial statements, the Company determined that the original estimate of the fair value of the Company's retained interest was overstated and accordingly revalued its retained interest in the mini-CMBS transaction. This revaluation resulted in a reduction of the value of the retained portion of the loans from the $91.7 million previously reported, to $65.0 million, as now restated. This reduction in the value reduced FINOVA's previously reported 1998 gross gains on mini-CMBS sales of $46.1 million to $19.5 million, as restated. After recognition for hedge losses, commissions, expenses and other obligations, the Company reported a net mini-CMBS loss of $10.0 million. No gains were recognized on the subordinated interest retained by the Company.

     In determining the fair value of assets sold and interests retained, the Company employed a variety of financial assumptions. To establish discount rates, the Company referred to the subsequent April 1999 sale of approximately 70% of the mini-CMBS loans into a permanent CMBS structure. The permanent transaction was compared to the mini-CMBS transaction and similar portions of the interest retained were discounted using rates present in the permanent structure, after adjusting for general movements in interest rates between the date of the mini-CMBS transaction and the permanent transaction. Specifically, servicing rights were discounted at approximately 6% and the remaining residual cash flows were discounted at rates between 9% and 18%. The Company assumed minimal defaults and prepayments due to the nature and structure of the commercial mortgages. The recourse obligation was recorded at fair value based on prices obtained from the subsequent April 1999 sale.

     Once the trust sells the remainder of the loans into the permanent CMBS market, there will be no further recourse or assumption risk.

     Further discussion of the mini-CMBS transaction can be found under "Gains on Disposal of Assets" in this discussion and under the "Securitizations" Section of Note C and in Note T of the Notes to Consolidated Financial Statements included in Annex A.

     The second subject of the restatement relates to accounting for expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Historically, the Company has deferred loan origination fees received and amortized that income over the lives of loans, while electing to expense loan origination costs as incurred rather than deferring and amortizing them. As now restated, the Company has

                              THE FINOVA GROUP INC.

deferred and amortized loan origination costs in accordance with SFAS No. 91. The restated financial statements include several other adjustments.

     A summary of the significant effects of the restatements for 1998 is as follows:

                                                                    1998
                                                                 Adjustments
                                                       -------------------------------
                                        As Previously            Origination                    As
                                           Reported    CMBS Gain    Costs        Other       Restated
                                           --------    ---------    -----        -----       --------
AT DECEMBER 31,
Investment in financing transactions     $10,011,536   $(21,847)   $ 37,426    $  (6,894)   $10,020,221
Goodwill and other assets                    596,878     (1,140)                 (16,623)       579,115
Total liabilities                          9,161,419     (4,910)     15,045       (9,099)     9,162,455
Shareowners' equity                        1,177,345    (18,077)     22,381      (14,418)     1,167,231

FOR THE YEAR ENDED DECEMBER 31,
Interest margins earned                      472,536                (15,605)       2,584        459,515
Gains on disposal of assets                   55,024    (26,018)                  (1,094)        27,912
Operating expenses                           241,074                (23,731)        (690)       216,653
Net income                                   169,737    (15,559)      4,859        1,304        160,341
Basic earnings per share                 $      3.03   $  (0.27)   $   0.09    $    0.02    $      2.87
Diluted earnings per share               $      2.86   $  (0.26)   $   0.08    $    0.02    $      2.70
-------------------------------------------------------------------------------------------------------

     The restatement to reduce the mini-CMBS gain did not affect years prior to 1998.

         A summary of the significant effects of the restatement to defer loan origination costs, as well as several other adjustments in 1997 and 1996, are as follows:

                                                1997                      1996
                                     ------------------------   ------------------------
                                     As Previously      As      As Previously     As
                                       Reported      Restated     Reported     Restated
                                       --------      --------     --------     --------
AT DECEMBER 31,
Investment in financing transactions   $8,399,456   $8,420,462   $7,298,759   $7,318,919
Goodwill and other assets                 464,282      448,062      345,408      336,970
Total liabilities                       7,517,836    7,520,822    6,485,593    6,490,821
Shareowners' equity                     1,090,454    1,092,254      929,591      936,085

FOR THE YEAR ENDED DECEMBER 31,
Interest margins earned                   408,914      392,124      340,517      329,107
Gain on disposal of assets                 30,261       30,333       12,949       12,562
Operating expenses                        190,525      168,444      154,481      140,218
Net Income                                139,098      137,910      117,000      118,475

Basic earnings per share               $     2.56   $     2.53   $     2.15   $     2.17
Diluted earnings per share             $     2.42   $     2.40   $     2.09   $     2.11

     A  prior  period   adjustment  of  $3.9  million  has  been   reflected  in
shareowners' equity at January 1, 1996. The effects of restatement have been reflected herein.

RESULTS OF OPERATIONS

     The following table summarizes FINOVA's operating results for the years ended December 31, 1998, 1997 and 1996:

                                                 Percent                     Percent
(Dollars in Millions)           1998    1997     Change    1997     1996     Change
---------------------           ----    ----     ------    ----     ----     ------
Interest margins earned       $ 459.5  $ 392.1    17.2%  $ 392.1  $  329.1    19.1%
Volume-based fees                77.7     39.4    97.4%     39.4      28.6    37.7%
                              -------  -------           -------  --------
Operating margin                537.2    431.5    24.5%    431.5     357.7    20.6%
Provision for credit losses     (82.2)   (69.2)   18.8%    (69.2)    (41.8)   65.7%
Gains on disposal of assets      27.9     30.3    (8.0)%    30.3      12.6   141.5%

Operating expenses             (216.7)  (168.4)   28.6%   (168.4)   (140.2)   20.1%
Income taxes                   (102.2)   (82.3)   24.2%    (82.3)    (70.3)   17.0%
Preferred dividends, net         (3.8)    (4.0)   (5.3%)    (4.0)              n/a
                              -------  -------           -------  --------
Income from continuing
 operations                     160.3    137.9    16.3%    137.9     118.0    16.9%
Income and gain from
 discontinued operations                           n/a                 0.5     n/a
                              -------  -------           -------  --------

Net Income                    $ 160.3  $ 137.9    16.3%  $ 137.9  $  118.5    16.4%
                              =======  =======           =======  ========

1998 COMPARED TO 1997

     Net income for 1998 increased 16.3% to $160.3 million from $137.9 million in 1997. The increase was due to the growth in average earning assets and the expansion of the fee-related businesses, partially offset by a $10.0 million loss on the sale of commercial mortgage-backed securities (CMBS) through mini-CMBS transactions more fully described elsewhere in this discussion and in Note C of Notes to Consolidated Financial Statements. Other offsetting items included a higher provision for credit losses, increased operating expenses and a higher effective tax rate. Net income in 1998 included a full year of FINOVA Realty Capital ("FRC") and AT&T Capital's Inventory Finance unit, both of which were acquired in the fourth quarter of 1997. See Note B of Notes to Consolidated Financial Statements for further discussion.

     INTEREST MARGINS EARNED. The net spread from the portfolio is represented by interest margins earned, which is the difference between (a) income earned from financing transactions and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned increased 17.2% to $459.5 million in 1998 from $392.1 million in 1997, due primarily to a 16.1% increase in average earning assets in 1998.

     Average earning assets, which represents the average of FINOVA's investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased to $8.55 billion in 1998 from $7.36 billion in 1997. The increase was primarily due to a 20.2% increase in funded new business of $3.98 billion compared to $3.31 billion in 1997, partially offset by normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance (formerly Inventory Finance), Commercial Services (formerly
Factoring Services) and FRC lines of business. These fees are predominantly based on volume-originated business rather than the balance of outstanding financing transactions during the year. Fees are generated on the volume of purchased accounts receivables and mortgage loan originations. A majority of FRC's mortgage loan originations are funded by other lenders and, therefore, are not recorded on FINOVA's balance sheet. FINOVA's commercial mortgage operation originates and sells loans and typically would only retain assets on the balance sheet for a short period of time. Due to the short-term nature of volume-originated business, these fees are recognized as income in the period of origination.

     The 97.4% increase in volume-based fees to $77.7 million in 1998 from $39.4 million in 1997 was primarily due to fee-based volume increasing by 60.1% to $7.26 billion in 1998 compared to $4.53 billion in 1997. The increased volume was attributable to the addition of FRC and AT&T Capital's Inventory Finance unit.

     The increase in volume-based fees in 1998 was the major reason for the growth of FINOVA's operating margin as a percentage of average earning assets to 6.3% in 1998 from 5.9% in 1997. The interest rate spread portion of this margin increased slightly to at 5.4% in 1998 from 5.3% in 1997.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses increased 18.8% to $82.2 million in 1998 compared to $69.2 million in 1997. The increase in the provision reflected the growth in managed assets of 18.9% to $10.56 billion in 1998 from $8.88 billion in 1997 and an increase in net write-offs in 1998 to $56.8 million compared to $43.2 million in 1997. The higher level of write-offs in 1998 was primarily due to prior credit problems experienced in FINOVA's Commercial Services line of business which had net write-offs of $35.7 million in 1998 principally related to the business' wholesale textile customers. The 1998 Commercial Services write-offs represent problems identified in 1997 that the Company believed could be worked out. Unfortunately, the results of those efforts were unsuccessful, resulting in increased write-offs for 1998. Commercial Services is refocusing its portfolio to include more retail customers and other industries. Net write-offs by line of business and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $27.9 million in 1998 compared to $30.3 million in 1997. Gains on disposal of assets include the sale of loans via the commercial mortgage backed securities ("CMBS") market,

                             THE FINOVA GROUP INC.

the sale of assets coming off lease and the sale of other assets. Sales of CMBS transactions (permanent and mini-CMBS structures) resulted in a net loss of $7.2 million in 1998 and consisted of gross gains of $25.0 million offset by hedge losses, commissions, expenses and recourse obligations of $32.2 million. The total net loss on CMBS transactions of $7.2 million includes a net mini-CMBS loss of $10.0 million from the utilization of the mini-CMBS structure to sell loans warehoused by FINOVA Realty Capital and gains of $2.8 million from other CMBS securitizations. In April 1999, approximately 70% of the assets within the mini-CMBS structure were sold into a permanent CMBS structure. Refer to the Recent Developments section of Management's Discussion and Analysis and Notes C and T of Notes to the Consolidated Financial Statements for a further discussion of the mini-CMBS transactions.

     The other $35.1 million of net gains in 1998 resulted from the sale of assets coming off lease, Franchise Finance loans and other assets. While, in the aggregate, FINOVA has historically recognized gains on the disposal of assets it holds, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of disposal.

     OPERATING EXPENSES. Operating expenses, which include selling, administrative and other expenses, were generally higher in all major categories and increased to $216.7 million in 1998 compared to $168.4 million in 1997. This increase was partially attributable to the growth in managed assets during the year and to incentives paid to employees based on performance criteria such as profitability and the increased value of FINOVA's stock. Also contributing to the increase was the addition of FRC, which has a higher operating cost structure than other FINOVA lines of business, including over 80 business development officers and support staff. Operating expenses were 40.3% of operating margin for 1998 compared to 39.0% in 1997. Due to FINOVA's expansion into activities that use gains from the disposal of assets to cover operating expenses, a more appropriate ratio to measure efficiency is operating expenses as a percentage of operating margin plus gains. Using this measurement, operating expenses were 38.3% of operating margin plus gains for 1998 compared to 36.5% in 1997. See Note O of Notes to Consolidated Financial Statements for additional detail.

     INCOME TAXES. Income taxes were $102.2 million in 1998 compared to $82.3 million in 1997. The increase was primarily due to higher pre-tax income and a higher effective tax rate in 1998 due to the realization of certain tax credits in 1997. See Note J of Notes to Consolidated Financial Statements for further discussion of income taxes.

     PREFERRED  DIVIDENDS.  Dividends,  net of tax,  paid on $111.6  million  of
outstanding   Company-obligated   mandatory  redeemable   convertible  preferred
securities ("TOPrS") was $3.8 million in 1998 compared to $4.0 million in 1997.

1997 COMPARED TO 1996

         Net income for 1997 increased 16.4% to $137.9 million from $118.5 million in 1996. The increase reflected growth in managed assets, increased fee-related business, higher gains on disposal of assets and a lower effective income tax rate, partially offset by higher provisions for credit losses and increased operating expenses. Income from continuing operations for 1997 increased to $137.9 million from $118.0 million in 1996. Continuing operations in 1996 excluded the operating results of FINOVA's discontinued Manufacturer & Dealer Services line of business ("MDS") and FINOVA Medical Systems and a $6 million gain resulting from the sale of MDS.

     INTEREST MARGINS EARNED. Interest margins earned increased 19.1% to $392.1 million in 1997 from $329.1 million in 1996 due primarily to a higher level of average earning assets.

     Average earning assets increased 16.3% to $7.36 billion in 1997 from $6.33 billion a year earlier. This increase primarily resulted from a 20.8% increase in funded new business of $3.31 billion compared to $2.74 billion in 1996, and to a lesser extent, from portfolios purchased during 1997 (totaling $122 million). These increases were partially offset by the normal amortization of the portfolio and prepayments during the year.

                             THE FINOVA GROUP INC.

     VOLUME-BASED FEES. Volume-based fees increased 37.7% to $39.4 million in 1997 compared to $28.6 million in 1996. The increase was primarily due to fee-based volume of $4.53 billion in 1997 that was 54.3% higher than the fee-based volume of $2.94 billion in 1996. Contributing to the increase in fee-based business were the acquisitions of FRC (formerly Belgravia Capital Corporation) and AT&T Capital's Inventory Finance unit in the fourth quarter of 1997.

     The 54.3% increase in fee-based volume in 1997 was a primary factor in the improvement of FINOVA's operating margin as a percentage of average earning assets to 5.9% in 1997 from 5.7% in 1996. Lower aggregate borrowing costs and lower leverage in 1997 also contributed to the improvement in the operating margin.

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

     FINOVA's net write-offs during 1997 represented 0.53% of average managed assets (excluding average participations) compared to 0.41% in 1996. Details of net write-offs and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets totaled $30.3 million in 1997, higher than the $12.6 million in 1996. In addition to the sale of assets coming off lease, FINOVA recognized a significant gain from the early termination of a real estate leveraged lease transaction in 1997.

     OPERATING EXPENSES. Operating expenses, as restated, were higher in 1997 than in 1996, primarily as a result of increased costs necessary to manage FINOVA's larger portfolio. Also contributing to the increase in operating expenses were incentives paid to employees based on performance criteria such as profitability and the increased value of FINOVA's stock (which increased by 54.7% to $49 11/16 per share at year-end). The Company also incurred additional costs in administering problem loan accounts in 1997, including an increase with respect to the Commercial Services line of business.

     As a percentage of operating margin, operating expenses declined slightly to 39.0% in 1997 from 39.2% in 1996. See Note O of Notes to Consolidated Financial Statements for further detail of operating expenses.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets at December 31, 1998 increased 18.9% to $10.56 billion from $8.88 billion at December 31, 1997. The increase was the result of a 20.2% increase in funded new business of $3.98 billion in 1998 compared to $3.31 billion in 1997, partially offset by normal loan and lease amortization and prepayments.

                             THE FINOVA GROUP INC.

     FINOVA's reserve for credit losses increased to $207.6 million at December 31, 1998 from $177.1 million at year-end 1997 that primarily consisted of provisions of $82.2 million partially offset by net write-offs totaling $56.8 million. At December 31, 1998 the reserve represented 2.0% of managed assets (excluding participations sold and financing contracts held for sale) the same level as one year ago. Nonaccruing assets increased to $205.2 million at December 31, 1998 representing 2.0% of ending managed assets (excluding participations sold) compared to $187.4 million in nonaccruing assets as of December 31, 1997, which constituted 2.1% of ending managed assets. The single most significant increase in nonaccruing assets was the addition of a paper-manufacturing customer in the Commercial Equipment Finance line of business. At December 31, 1998, the reserve represented 101.2% of nonaccruing assets compared to 94.5% at December 31, 1997. See Note D of Notes to Consolidated Financial Statements for more information on the reserves, net write-offs and nonaccruing assets.

     The Company had total debt outstanding of $8.39 billion at December 31, 1998 or 6.6 times its equity base (shareowners' equity plus convertible preferred securities) of $1.28 billion (FINOVA Capital's leverage as of December 31, 1998 was 6.3 to 1). At December 31, 1997, the Company had debt leverage of
5.6 times its equity base ($6.76 billion debt outstanding to $1.20 billion of equity). Deferred income taxes, which are used to finance a portion of FINOVA's assets, grew 24.0% during 1998 to $342.3 million from $276.0 million at year-end 1997.

     Growth in managed assets is generally financed by internally generated cash flows and borrowings. During 1998, FINOVA Capital issued $1.6 billion in new senior debt and increased its commercial paper and other short-term borrowings by $739.5 million. These funds were used to finance new business and to redeem or retire $689 million of debt. During 1997, the Company also issued approximately 1.7 million shares of its common stock as the primary consideration for the acquisition of FRC. See Note B of Notes to Consolidated Financial Statements for further detail.

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

     At December 31, 1998, FINOVA Capital maintained a five-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA Capital also had two five-year facilities with numerous lenders for $700 million each, one 364-day facility with numerous lenders for $600 million and three 364-day facilities with three separate lenders for an aggregate principal amount of $400 million. These $4.4 billion of credit facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. The 364-day $1.0 billion and $600 million revolving credit agreements are subject to renewal in 1999, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. The 364-day facilities totaling $400 million are subject to renewal in 1999; however, the Company does not anticipate extending these facilities. In addition to the above, The FINOVA Group Inc. has a revolving credit facility with one lender for $25 million, which is subject to renewal in 1999.

     The Company, through one subsidiary, uses a five-year multi-currency facility with a small group of lenders for $100 million. Through another subsidiary, the Company maintains a 364-day revolving credit facility with three lenders in Canada for 100 million Canadian dollars. FINOVA Capital is the guarantor of these credit facilities, which are subject to renewal in 1999.

                             THE FINOVA GROUP INC.

     In 1998, FINOVA Capital commenced a Euro Medium-Term Note Program allowing for the issuance of up to $1.0 billion of debt securities. As of December 31, 1998 there was $750 million available under the program.

     In 1997, FINOVA and FINOVA Capital jointly filed a universal shelf registration statement with the SEC allowing for the issuance of $2.0 billion of senior debt securities, common stock, preferred stock, depositary shares and warrants to purchase common stock or debt securities, $830 million of which remained available as of December 31, 1998, of which $105 million had been designated for the issuance of medium term notes.

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

                                               Commercial      Senior
                                                  Paper         Debt
                                               ----------      ------
     Duff & Phelps Credit Rating Co.               D1            A
     Fitch Investors Services, Inc.                F1            A
     Moody's Investors Service, Inc.               P2           Baa1
     Standard & Poor's Ratings Group               A2            A-

     In addition, FINOVA Finance Trust, a subsidiary trust of FINOVA, has issued TOPrS with investment-grade ratings as follows:

                                                  TOPrS
                                                  -----
     Duff & Phelps Credit Rating Co.              BBB+
     Fitch Investors Services, Inc.                A-
     Moody's Investors Service, Inc.              Baa2
     Standard & Poor's Ratings Group               BBB

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

                             THE FINOVA GROUP INC.

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

                             THE FINOVA GROUP INC.

SEGMENT REPORTING

     Information  for  FINOVA's  reportable  segments   reconciles  to  FINOVA's
consolidated totals as follows:


Dollars in Thousands                                   1998            1997
--------------------                                   ----            ----
TOTAL NET REVENUE:
  Commercial Finance                                $    187,461    $   154,981
  Specialty Finance                                      344,541        313,841
  Capital Markets                                         24,170          2,099
  Corporate and other                                      8,978         (9,086)
                                                    ------------    -----------
Consolidated total                                  $    565,150    $   461,835
                                                    ============    ===========

INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                                $     67,013    $    72,454
  Specialty Finance                                      273,674        248,793
  Capital Markets                                         (2,775)         2,099
  Corporate and other, overhead and unallocated
     provision for credit losses                         (71,615)       (99,155)
                                                    ------------    -----------
Income from continuing operations before
  income taxes and preferred dividends              $    266,297    $   224,191
                                                    ============    ===========

MANAGED ASSETS:
  Commercial Finance                                $  3,005,130    $ 2,755,826
  Specialty Finance                                    7,211,164      6,037,725
  Capital Markets                                        255,575
  Corporate and other                                     85,948         84,878
                                                    ------------    -----------
Consolidated total                                  $ 10,557,817    $ 8,878,429
Less securitizations and participations sold            (537,596)      (457,967)
                                                    ------------    -----------
Investment in financing transactions                $ 10,020,221    $ 8,420,462
                                                    ============    ===========

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

                             THE FINOVA GROUP INC.

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

     FINOVA Realty Capital was acquired in the fourth quarter of 1997. Total net revenue was $24.2 million in 1998 compared to $2.1 million in 1997. Loss before allocations was $2.8 million in 1998 compared to income of $2.1 million in 1997. The decrease in income before allocations was primarily attributable to a loss of $10.0 million on mini-CMBS transactions, partially offset by a higher level of volume-based fees due to increased volume in 1998. See Note C and Note T of Notes to Consolidated Financial Statements for further discussion of the mini-CMBS structure.

     Capital Markets was able to grow its managed asset base to $255.6 million, of which $220.1 million represents financing contracts held for sale.

YEAR 2000 COMPLIANCE

     FINOVA continues to implement changes necessary to help assure accurate date recognition and data processing with respect to the year 2000. To be year 2000 compliant means (1) significant information technology ("IT") systems in use by FINOVA demonstrate performance and functionality that is not materially affected by processing dates on or after January 1, 2000, (2) customers and collateral included in FINOVA's portfolio of business are year 2000 compliant and (3) vendors of services critical to FINOVA's business processes are year 2000 compliant.

                             THE FINOVA GROUP INC.

     FINOVA's non-IT systems used to conduct business at its facilities consist primarily of office equipment (other than computer and communications equipment) and other equipment at leased office facilities. FINOVA has inventoried its non-IT systems and has sent year 2000 questionnaires to office equipment vendors and landlords to determine the status of their year 2000 readiness.

     Primary internal activities related to this issue are modifications to existing computer programs and conversions to new programs. FINOVA has a five-phase plan for assuring year 2000 compliance of its internal systems:

1) Identifying each area, function and application that could be affected by the change in date.
2) Determining the extent to which each area, function or application will be affected by the change in date and identifying the proper course of action to eliminate adverse effects.
3)   Making the changes necessary to bring the system into year 2000 compliance.
4)   Testing the integrated system.
5)   Switching to year 2000 compliant applications.

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

     FINOVA routinely assess the year 2000 compliance status of its borrowers and generally requires that they provide representations and warranties regarding the status. FINOVA also attempts to monitor their progress with questionnaires and other means.

     FINOVA believes under its reasonably possible worst case year 2000 scenario, a number of its borrowers and service providers would not be capable of performing their contractual obligations to FINOVA. The financial impact of this scenario and the Company's responses are currently under assessment.

     FINOVA is assessing the need for contingency plans related to year 2000 compliance in the first half of 1999. It plans to develop additional contingency plans as necessary throughout 1999. FINOVA maintains and deploys contingency

                             THE FINOVA GROUP INC.

plans designed to address various other potential business interruptions. In some respects, these plans may address interruptions resulting from FINOVA or a third party's failure to be year 2000 compliant, but the plans have not been updated to specifically address the year 2000 issue as of December 31, 1998.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

     In April 1999, approximately 70% of the mini-CMBS loans were sold into a permanent CMBS structure.

     In March 1999, FINOVA acquired Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee, for approximately $343 million in FINOVA common stock, excluding converted stock options. Sirrom provides secured loans to small, fast growing companies in the U.S. and Canada with revenues between $5 million and $50 million, for expansions, acquisitions, buyouts and other strategic ventures. Completion of the Sirrom acquisition resulted in an increase in the outstanding equity of FINOVA and lowered the debt to equity ratio to 5.5x at March 31, 1999 compared to FINOVA's leverage of 6.6x at December 31, 1998.

     In February 1999, FINOVA acquired Preferred Business Credit Inc. ("PBC"), a west coast provider of commercial financing to small and mid-size businesses. PBC was added to Growth Finance to help expand its nationwide capabilities.

     At the 1999 annual shareowners meeting, FINOVA's shareowners will consider approval of an amendment to its certificate of incorporation to increase the number of authorized shares of capital stock. If approved, the proposal will increase the number of common shares from 100 million to 400 million, and the number of preferred shares from 5 million to 20 million. The Board of Directors recommends approval of that proposal for the reasons noted in the 1999 Proxy Statement. Those reasons include:

o    permitting future stock splits
o    assisting in capital raising activities
o    providing appropriate incentive  compensation to its employees
o fulfilling its obligations to issue stock under existing contractual arrangements
o    facilitating FINOVA's growth strategy.

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

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc. a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of its FINOVA Realty Capital business ("FRC").

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

                             THE FINOVA GROUP INC.

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

     Certain limitations are inherent in the model used in the above interest rate risk measurements. Modeling changes require certain assumptions that may oversimplify the manner in which actual yields and costs respond to changes in the market interest rates. For example, the model assumes a more static composition of FINOVA's interest sensitive assets, liabilities and derivative instruments than would actually exist over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Although the sensitivity analysis model provides an indication of FINOVA's interest rate risk exposure at a particular point in time, the model is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on FINOVA's net income and will likely differ from actual results.

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

     FINOVA's financial statements, including those that have been restated, have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all of FINOVA's financial records and related data and has made valid and complete written and oral representations and disclosures in connection with the audit.

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


/s/ Samuel L. Eichenfield
-------------------------------------
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer



/s/ Bruno A. Marszowski
-------------------------------------
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer



/s/ Derek C. Bruns
-------------------------------------
Derek C. Bruns
Senior Vice President - Internal Audit

                             THE FINOVA GROUP INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of The FINOVA Group Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note T, the 1998, 1997, and 1996 financial statements have been restated to properly defer and amortize loan origination costs over the life of the loan as well as to make several other adjustments and the 1998 financial statements have been restated to correct the amount of gain recognized on the sale of commercial mortgage-backed securities.


/s/Deloitte & Touche LLP
---------------------------------
Deloitte & Touche LLP
Phoenix, Arizona
February 10, 1999
(April 23, 1999 as to Note T)

                             THE FINOVA GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                             As Restated, See Note T
                             (Dollars in Thousands)

December 31,                                              1998            1997
------------                                              ----            ----
ASSETS
Cash and cash equivalents                              $     49,518    $    33,190
Investment in financing transactions:
  Loans and other financing contracts                     7,354,736      5,985,285
  Leveraged leases                                          773,942        611,262
  Operating leases                                          648,185        712,927
  Fee-based receivables                                     626,499        750,399
  Direct financing leases                                   396,759        360,589
  Financing contracts held for sale                         220,100
                                                       ------------    -----------
                                                         10,020,221      8,420,462
  Less reserve for credit losses                           (207,618)      (177,088)
                                                       ------------    -----------

Net investment in financing transactions                  9,812,603      8,243,374

Goodwill and other assets                                   579,115        448,062
                                                       ------------    -----------
                                                       $ 10,441,236    $ 8,724,626
                                                       ============    ===========


LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                $    154,137    $   147,280
  Due to clients                                            205,655        278,571
  Interest payable                                           65,817         54,418
  Senior debt                                             8,394,578      6,764,581
  Deferred income taxes                                     342,268        275,972
                                                       ------------    -----------
                                                          9,162,455      7,520,822
                                                       ------------    -----------

Commitments and contingencies (Note M)
Company-obligated mandatory redeemable convertible
  preferred securities of subsidiary trust solely
  holding convertible debentures of FINOVA, net of
  expenses ("TOPrS")                                        111,550        111,550

Shareowners' equity:
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 58,555,000 shares issued                       585            585
   Additional capital                                       765,050        764,525
   Retained income                                          515,057        388,465
   Accumulated other comprehensive income (deficit)             686            (10)
   Common stock in treasury, 2,834,000 and 2,273,000
     shares, respectively                                  (114,147)       (61,311)
                                                       ------------    -----------
                                                          1,167,231      1,092,254
                                                       ------------    -----------
                                                       $ 10,441,236    $ 8,724,626
                                                       ============    ===========

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                        STATEMENTS OF CONSOLIDATED INCOME
                             As Restated, See Note T
                  (Dollars in Thousands, except per share data)

Years Ended December 31,                           1998          1997          1996
------------------------                           ----          ----          ----
Interest, fees and other income                $   795,790   $   691,565   $   601,416
Financing lease income                              95,781        71,278        59,461
Operating lease income                             116,202       116,920        96,119
                                               -----------   -----------   -----------
Income earned from financing transactions        1,007,773       879,763       756,996
Interest expense                                   478,177       414,650       365,603
Operating lease depreciation                        70,081        72,989        62,286
                                               -----------   -----------   -----------
Interest margins earned                            459,515       392,124       329,107
Volume-based fees                                   77,723        39,378        28,588
                                               -----------   -----------   -----------
Operating margin                                   537,238       431,502       357,695
Provision for credit losses                         82,200        69,200        41,751
                                               -----------   -----------   -----------
Net interest margins earned                        455,038       362,302       315,944
Gains on disposal of assets                         27,912        30,333        12,562
                                               -----------   -----------   -----------
                                                   482,950       392,635       328,506
Operating expenses                                 216,653       168,444       140,218
                                               -----------   -----------   -----------
Income from continuing operations before
  income taxes and preferred dividends             266,297       224,191       188,288
Income taxes                                       102,174        82,289        70,320
                                               -----------   -----------   -----------
Income from continuing operations before
  preferred dividends                              164,123       141,902       117,968
Preferred dividends, net of tax                      3,782         3,992
                                               -----------   -----------   -----------
Income from continuing operations                  160,341       137,910       117,968
Income and gain from sale of discontinued
  operations, net of tax                                                           507
                                               -----------   -----------   -----------
NET INCOME                                     $   160,341   $   137,910   $   118,475
                                               ===========   ===========   ===========

Basic earnings per share:
Income from continuing operations              $      2.87   $      2.53   $      2.16
Income and gain from discontinued operations                                       .01
                                               -----------   -----------   -----------
Net income                                     $      2.87   $      2.53   $      2.17
                                               ===========   ===========   ===========

Adjusted weighted average shares outstanding    55,946,000    54,405,000    54,508,000
                                               ===========   ===========   ===========

Diluted earnings per share:
Income from continuing operations before
  preferred dividends                          $      2.70   $      2.40   $      2.10
Income and gain from discontinued operations                                       .01
                                               -----------   -----------   -----------
Net income                                     $      2.70   $      2.40   $      2.11
                                               ===========   ===========   ===========

Adjusted weighted average shares outstanding    60,705,000    59,161,000    56,051,000
                                               ===========   ===========   ===========

Dividends per common share                     $      0.60   $      0.52   $      0.46
                                               ===========   ===========   ===========

                 See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                 STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
                             As Restated, See Note T
                             (Dollars in Thousands)

                                                                          Accumulated
                                                                             Other        Common
                                  Common    Additional     Retained      Comprehensive   Stock in   Shareowners' Comprehensive
                                   Stock     Capital        Income     (Deficit)/Income  Treasury      Equity        Income
                                   -----     -------        ------     ----------------  --------      ------        ------
BALANCE, JANUARY 1, 1996
  (AS PREVIOUSLY REPORTED)         $568      $686,098      $184,381         $(5,686)     $(40,177)  $   825,184
                                   ----      --------      --------         -------      --------   -----------
Prior period adjustment                         2,343         1,513                                       3,856
                                   ----      --------      --------         -------      --------   -----------
BALANCE, JANUARY 1, 1996
 (AS RESTATED)                      568       688,441       185,894          (5,686)      (40,177)      829,040
                                   ----      --------      --------         -------      --------   -----------
Comprehensive income:
  Net income                                                118,475                                     118,475     $118,475
                                                                                                                    --------
  Foreign currency translation                                                                                         6,694
                                                                                                                    --------
  Other comprehensive income                                                  6,694                       6,694        6,694
                                                                                                                    --------
Comprehensive income                                                                                                $125,169
                                                                                                                    ========
Net change in unamortized amount
  of restricted stock                            (653)                                                     (653)
Dividends                                                   (25,230)                                    (25,230)
Shares issued in connection with
  employee benefit plans                          (21)                                      7,780         7,759
                                   ----      --------      --------           -----     ---------   -----------
BALANCE, DECEMBER 31, 1996          568       687,767       279,139           1,008       (32,397)      936,085
                                   ----      --------      --------           -----     ---------   -----------
Comprehensive income:
  Net income                                                137,910                                     137,910     $137,910
                                                                                                                    --------
  Foreign currency translation                                                                                        (1,018)
                                                                                                                    --------
  Other comprehensive income                                                 (1,018)                     (1,018)      (1,018)
                                                                                                                    --------
Comprehensive income                                                                                                $136,892
                                                                                                                    ========
Issuance of common stock             17        77,521                                                    77,538
Net change in unamortized
  amount of restricted stock                   (5,064)                                                   (5,064)
Dividends                                                   (28,584)                                    (28,584)
Purchase of shares                                                                        (37,296)      (37,296)
Shares issued in connection with
  employee benefit plans                        4,301                                       8,382        12,683
                                   ----      --------      --------           -----     ---------   -----------
BALANCE, DECEMBER 31, 1997          585       764,525       388,465             (10)      (61,311)    1,092,254
                                   ----      --------      --------           -----     ---------   -----------
Comprehensive income:
  Net income                                                160,341                                     160,341     $160,341
                                                                                                                    --------
  Unrealized holding gains                                                                                               904
  Foreign currency translation                                                                                          (208)
                                                                                                                    --------
  Other comprehensive income                                                    696                         696          696
                                                                                                                    --------
Comprehensive income                                                                                                $161,037
                                                                                                                    ========
Net change in unamortized
  amount of restricted stock                   (1,053)                                                   (1,053)
Dividends                                                   (33,749)                                    (33,749)
Purchase of shares                                                                        (63,271)      (63,271)
Shares issued in connection with
  employee benefit plans                        1,578                                      10,435        12,013
                                   ----      --------      --------           -----     ---------   -----------
BALANCE, DECEMBER 31, 1998         $585      $765,050      $515,057           $ 686     $(114,147)  $ 1,167,231
                                   ====      ========      ========           =====     -========   ===========

                 See notes to consolidated financial statements.

                                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                As Restated, See Note T
                                                (Dollars in Thousands)

Years Ended December 31,                                                 1998           1997            1996
                                                                      -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income                                                            $   160,341    $   137,910    $   118,475
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                             82,200         69,200         41,751
   Depreciation and amortization                                           93,150         90,010         76,085
   Gains on disposal of assets                                            (27,912)       (30,333)       (12,562)
   Deferred income taxes                                                   66,296         29,754         30,347
   Gains on dispositions of discontinued operations, net                                                 (3,521)
   Net deferred acquisition costs                                          (8,126)        (5,718)        (5,572)
Change in assets and liabilities, net of effects from acquisitions:
    Increase  in other assets                                            (117,476)       (32,776)       (53,642)
    Increase (decrease) in accounts payable and accrued expenses            4,369         20,800        (16,009)
    Increase (decrease) in interest payable                                11,399         (1,477)         6,184
 Other                                                                      1,819           (603)         6,153
                                                                      -----------    -----------    -----------
     Net cash provided by operating activities                            266,060        276,767        187,689
                                                                      -----------    -----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sales of assets                                            128,542        178,485        102,558
 Proceeds from sales of securitized assets                                 99,967         36,565        100,000
 Proceeds from sales of commercial mortgage backed
   securities ("CMBS")                                                    869,296
 Principal collections on financing transactions                        2,158,103      2,081,319      1,777,094
 Expenditures for financing transactions                               (3,282,348)    (2,507,822)    (2,221,363)
 Expenditures for CMBS transactions                                    (1,005,373)
 Net change in short-term financing transactions                         (631,478)      (844,584)      (624,952)
 Acquisitions, net of cash acquired                                       (61,164)      (120,883)        (7,455)
 Sales of discontinued operations                                                                       616,434
 Other                                                                      2,307          2,399          3,296
                                                                      -----------    -----------    -----------
     Net cash used for investing activities                            (1,722,148)    (1,174,521)      (254,388)
                                                                      -----------    -----------    -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and short-term loans               739,515        649,653         62,156
 Long-term borrowings                                                   1,580,000      1,080,625        564,988
 Repayment of long-term borrowings                                       (689,176)      (817,892)      (681,401)
 Proceeds from exercise of stock options                                   12,013         12,683          7,759
 Net proceeds from sale of company-obligated mandatory
   redeemable convertible preferred securities of
   subsidiary trust solely holding convertible
   debentures of FINOVA ("TOPrS")                                                                       111,550
 Common stock purchased for treasury                                      (63,271)       (37,296)
 Dividends                                                                (33,749)       (28,584)       (25,230)
 Net change in due to clients                                             (72,916)        40,495        (32,143)
                                                                      -----------    -----------    -----------
     Net cash provided by financing activities                          1,472,416        899,684          7,679
                                                                      -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents                           16,328          1,930        (59,020)
Cash and cash equivalents, beginning of year                               33,190         31,260         90,280
                                                                      -----------    -----------    -----------
Cash and cash equivalents, end of year                                $    49,518    $    33,190    $    31,260
                                                                      ===========    ===========    ===========

                 See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
             (Dollars in Thousands in Tables, except per share data)


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

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany balances have been eliminated in consolidation. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives:

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

     Origination fees net of direct origination costs are deferred and amortized over the life of the originated asset as an adjustment to yield.

     Fees received in connection with loan commitments are deferred in accounts payable and accrued expenses until the loan is advanced and are then recognized over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized at expiration.

     Fees are also generated on the volume of purchased accounts receivable and mortgage loan originations. A majority of FRC's mortgage loan originations are funded by other lenders and, therefore, are not recorded on FINOVA's balance sheet. Fees on the volume of purchased accounts receivable represent discounts or commissions to FINOVA in return for handling the accounts receivable collection process. These fees are recognized as income in the period the receivables are purchased due to the short-term nature of the accounts receivable, which are generally collected from one to three months after purchase. FINOVA's commercial mortgage operation originates and sells loans and typically would only retain assets on the balance sheet for a short period of time. Fees on mortgage loan originations represent broker commissions on the loan originations and are recognized as income in the period of origination.

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

     GOODWILL -- FINOVA amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Goodwill at December 31, 1998 and 1997 was $286.0 million and $274.5 million (net of amortization), respectively. Amortization totaled $14.5 million ($10.6 million after-tax), $9.7 million ($6.1 million after-tax) and $9.2 million ($5.5 million after-tax) for the years ended December 31, 1998, 1997 and 1996, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. At December 31, 1998, approximately $197.6 million of goodwill (net of amortization) was deductible for federal income tax purposes over 15 years under Section 197 of the Internal Revenue Code.

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

     In October 1998, FINOVA acquired United Credit Corporation, a New York based provider of commercial financing to small and mid-size businesses, and its Patriot Funding Division. The addition formed a new division named FINOVA Growth Finance which provides collateral-based working capital financing, primarily secured by accounts receivable. The new division provides financing ranging from $100,000 to $1 million to small and mid-size businesses with annual sales under $10 million. This new division is serving a market segment of smaller, growth-oriented customers earlier in their maturation cycle. Certain estimates used in the allocation of the purchase price are preliminary, pending receipt of acquiree's final audited financial statements.

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc., a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of FINOVA Realty Capital ("FRC").

     In October 1997, FINOVA purchased Belgravia Capital Corporation, a commercial mortgage banking organization, for $77.5 million of the Company's common stock (1.7 million shares), $10.0 million in cash and an agreement to pay additional amounts up to approximately $30 million per year for the next three years, contingent upon future results of the operations. To date, no additional amounts have been paid under the contingency agreement. The acquisition was composed of $91.5 million in assets, including $88.0 million in goodwill and $4.0 million in liabilities and acquisition costs. The results of these operations have been included in FINOVA's results since the date of acquisition. Goodwill related to this transaction is being amortized over 25 years.

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

                             THE FINOVA GROUP INC.


NOTE C                 INVESTMENT IN FINANCING TRANSACTIONS

         FINOVA provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases, fee-based receivables and financing contracts held for sale). At December 31, 1998 and 1997, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $10.0 billion and $8.4 billion (before reserve for credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:


------------------------------------------------- -----------------------------
                                                         Percent of Total
                                                          Carrying Amount
------------------------------------------------- -------------- --------------
                                                        1998           1997
------------------------------------------------- -------------- --------------
Transportation Finance                                  22.0%          19.4%
Resort Finance                                          12.5           14.4
Corporate Finance                                        7.9            9.7
Rediscount Finance                                       7.7            7.2
Commercial Equipment Finance                             7.5            7.5
Communications Finance                                   7.2            7.9
Specialty Real Estate Finance                            7.0            8.2
Healthcare Finance                                       6.1            6.3
Franchise Finance                                        6.0            5.2
Distribution & Channel Finance                           5.7            6.5
Business Credit                                          3.0            2.4
Realty Capital                                           2.4
Public Finance                                           1.8            1.6
Commercial Services                                      1.7            2.7
Other                                                    0.9            1.0
Growth Finance                                           0.5
Investment Alliance                                      0.1
------------------------------------------------- -------------- --------------
                                                       100.0%         100.0%
================================================= ============== ==============

                             THE FINOVA GROUP INC.


         Aggregate  installments  on  investments in financing  transactions  at
December 31, 1998 (excluding nonaccruing repossessed assets of $54.4 million and
estimated   residual  values  of  $920.2  million)  are   contractually  due  or
anticipated  during  each of the  years  ending  December  31,  1999 to 2003 and thereafter as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           There-
                                                 1999           2000           2001            2002           2003          after
-----------------------------------------------------------------------------------------------------------------------------------
Loans and other financing contracts:
  Commercial:
   Fixed interest rate                   $     423,111   $    453,207   $    454,860    $    286,238    $   233,499   $    767,796
   Floating interest rate                    1,063,606        934,396        220,715         347,006        291,059        204,595
  Real estate:
   Fixed interest rate                          99,368        100,513         72,716          37,213         41,192        168,911
   Floating interest rate                      303,790        283,831        228,791          76,935        103,239        123,132
Leases, primarily at fixed interest rates:
   Operating leases                            102,182         86,339         61,330          39,908         28,636         33,891
   Leveraged leases                             45,860         41,943         10,491           3,153         18,790        361,492
   Direct financing leases                      93,212         73,397         59,183          46,434         33,475         92,602
Fee-based receivables                          626,499
Financing contracts held
  for sale                                     220,100
===================================================================================================================================
                                         $   2,977,728   $   1,973,626  $   1,108,086   $    836,887    $   749,890   $  1,752,419
===================================================================================================================================

         The  investment  in  operating  leases at December 31  consisted of the following:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Cost of assets                                                                                          $     757,921  $    855,670
Accumulated depreciation                                                                                     (109,736)     (142,743)
===================================================================================================================================
Investment in operating leases                                                                          $     648,185  $    712,927
===================================================================================================================================

         The net investment in leveraged  leases at December 31 consisted of the following:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
Rental receivables                                                                                      $   2,885,352  $  2,262,656
-----------------------------------------------------------------------------------------------------------------------------------
Less principal and interest payable on nonrecourse debt                                                    (2,403,623)   (1,790,987)
-----------------------------------------------------------------------------------------------------------------------------------
Net rental receivables                                                                                        481,729       471,669
Estimated residual values                                                                                     794,112       572,880
Less unearned income                                                                                         (501,899)     (433,287)
-----------------------------------------------------------------------------------------------------------------------------------
Investment in leveraged leases                                                                                773,942       611,262
Less deferred taxes from leveraged leases                                                                    (314,243)     (246,375)
-----------------------------------------------------------------------------------------------------------------------------------
Net investment in leveraged leases                                                                      $     459,699  $    364,887
===================================================================================================================================

                             THE FINOVA GROUP INC.



         The  components of income from leveraged  leases,  after the effects of interest on  nonrecourse  debt and other related  expenses,  for the years ended
December 31 were as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1998              1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Lease and other income, net                                                            $    60,484     $      35,834  $     27,706
Income tax expense                                                                          24,063            17,156        10,306
-----------------------------------------------------------------------------------------------------------------------------------

         The investment in direct  financing  leases at December 31 consisted of the following:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
Rental receivables                                                                                     $     398,303  $    367,780
Estimated residual values                                                                                    126,095       120,020
Unearned income                                                                                             (127,639)     (127,211)
-----------------------------------------------------------------------------------------------------------------------------------
Investment in direct financing leases                                                                  $     396,759  $    360,589
===================================================================================================================================


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

         Securitizations - In 1998 and 1997, under a separate securitization agreement, FINOVA sold loan receivables totaling $103.2 million and $36.8 million, respectively with limited recourse. Outstanding securitized assets under this agreement were $136.1 million at December 31, 1998. FINOVA will service these loan contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.

         In the latter part of 1998, the Company used for the first time a private CMBS structure ("mini-CMBS") to sell loans originated by FINOVA Realty Capital ("FRC"). Under this structure, the Company sold loans originated by FRC to a trust with limited recourse. The trust held those loans with plans to resell them to the permanent CMBS market. The trust paid cash to the Company upon acquisition of the assets, issued a senior security interest to an investment banking firm and a subordinated residual interest to the Company. The Company retained the servicing rights and obligations related to the asset transferred to the Trust.

         In determining the fair value of assets sold and interests retained, the Company employed a variety of financial assumptions. To establish discount rates, the Company referred to the subsequent April 1999 sale of approximately 70% of the mini-CMBS loans into a permanent CMBS structure. The permanent transaction was compared to the mini-CMBS transaction and similar portions of the interest retained were discounted using rates present in the permanent structure, after adjusting for general movements in interest rates between the date of the mini-CMBS transaction and the permanent transaction. Specifically, servicing rights were discounted at approximately 6% and the remaining residual cash flows were discounted at rates between 9% and 18%. The Company assumed minimal defaults and prepayments due to the nature and structure of the commercial mortgages. The recourse obligation was recorded at fair value based on prices obtained from the subsequent April 1999 sale.

         The Company was required to recognize gains on the transfer of the loans to the mini-CMBS trust in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability," and initially reported gains in the gross amount of $46.1 million. Subsequent to the issuance of the Company's 1998 financial statements, the Company determined that the original estimate of the fair value of the Company's retained interest was overstated and accordingly revalued its retained interest in the mini-CMBS transaction. This revaluation resulted in a reduction of the value of

                             THE FINOVA GROUP INC.

the retained portion of the loans from the $91.7 million previously reported, to $65.0 million, as now restated. This reduction in the value reduced FINOVA's previously reported 1998 gross gains on mini-CMBS sales of $46.1 million to $19.5 million, as restated. After recognition for hedge losses, commissions, expenses and other obligations, the Company reported a net loss of $10.0 million. No gains were reported on the subordinated interest retained by the Company.

         Activity for the retained subordinated interest is as follows:

--------------------------------------------------------------------------------
                                                                    1998
--------------------------------------------------------------------------------
Beginning retained interest                                      $
Retained interest added                                              65,033
Principal payments applied                                              (55)
Advances made                                                           386
--------------------------------------------------------------------------------
Ending retained interest                                         $   65,364
================================================================================

         Cash received on the retained interest totaled $0.9 million, which was applied against principal and interest. Principle advances are made to the trust for delinquencies in the underlying loans, which are recovered when the delinquent payments are collected.

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

NOTE D                 RESERVE FOR CREDIT LOSSES

         The  following is an analysis of the reserve for credit  losses for the years ended December 31:
-----------------------------------------------------------------------------------------------
                                                       1998           1997           1996
-----------------------------------------------------------------------------------------------
Balance, beginning of year                        $   177,088     $   148,693    $   129,077
Provision for credit losses                            82,200          69,200         41,751
Write-offs                                            (59,037)        (45,487)       (32,017)
Recoveries                                              2,279           2,287          3,296
Acquisitions and other                                  5,088           2,395          6,586
-----------------------------------------------------------------------------------------------
Balance, end of year                              $   207,618     $   177,088    $   148,693
===============================================================================================

                             THE FINOVA GROUP INC.



         Net  write-offs by line of business for the years ended December 31 are as follows:
----------------------------------------------------------------------------------------------------------------------
                                                                                   1998          1997           1996
----------------------------------------------------------------------------------------------------------------------
Commercial Services                                                        $     35,663    $    23,255    $     3,610
Corporate Finance                                                                 6,680          6,478          9,460
Commercial Equipment Finance                                                      3,645          3,208          2,378
Franchise Finance                                                                 2,780            433          2,845
Distribution & Channel Finance                                                    2,609          1,777           (33)
Specialty Real Estate Finance                                                     1,785          2,106          1,616
Rediscount Finance                                                                1,500
Healthcare Finance                                                                  960          1,704          1,010
Business Credit                                                                     819
Communications Finance                                                              494            750          2,994
Resort Finance                                                                                   2,700          4,249
Other                                                                              (177)           789            592
----------------------------------------------------------------------------------------------------------------------
Total net write-offs by line of business                                   $     56,758    $    43,200    $    28,721
======================================================================================================================
Net write-offs as a percentage of average managed
   assets (excluding average participations)                                      0.60%          0.53%          0.41%
======================================================================================================================

         An analysis of nonaccruing  assets  included  in the  investment  in financing transactions at December 31 is as follows:
----------------------------------------------------------------------------------------------------------------------
                                                                                                1998           1997
----------------------------------------------------------------------------------------------------------------------
Contracts                                                                                   $   150,787    $   150,263
Repossessed assets                                                                               54,446         37,093
----------------------------------------------------------------------------------------------------------------------
Total nonaccruing assets                                                                    $   205,233    $   187,356
======================================================================================================================
Nonaccruing assets as a percentage of managed assets (excluding participations)                    2.0%           2.1%
======================================================================================================================

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

NOTE E                 DEBT

         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused revolving bank credit agreements totaling $4.4 billion. FINOVA Capital currently maintains a five-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately,

                             THE FINOVA GROUP INC.


FINOVA Capital also has two five-year facilities with numerous lenders for $700 million each, one 364-day facility with numerous lenders for $600 million and three 364-day facilities with three separate lenders for an aggregate principal amount of $400 million. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee, approximately 10 basis points, on the unused credit. The 364-day $1.0 billion and $600 million revolving credit agreements are subject to renewal in 1999, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. The 364-day facilities totaling $400 million are subject to renewal in 1999; however, the Company does not anticipate extending these facilities. In addition to the above, the FINOVA Group Inc. has a 364-day revolving credit facility with one lender for $25 million, which is subject to renewal in 1999.

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

         The  following   information  pertains  to  all  short-term  financing,
primarily  commercial  paper,  issued by  FINOVA  Capital  for the  years  ended
December 31:
-----------------------------------------------------------------------------------------------------------------
                                                                    1998               1997               1996
-----------------------------------------------------------------------------------------------------------------
Maximum amount of short-term debt outstanding during year        4,006,576    $     3,284,118      $   3,087,876
Average short-term debt outstanding during year                  3,529,528          2,886,668          2,551,316
Weighted average short-term interest rates at end of year:
  Short-term borrowings                                               5.6%               5.6%               5.4%
  Commercial paper*                                                   5.7%               5.7%               5.6%
Weighted average interest rate on short-term debt
 outstanding during year*                                             5.7%               5.7%               5.6%
-----------------------------------------------------------------------------------------------------------------

*  Exclusive  of the cost of  maintaining  bank lines in support of  outstanding commercial  paper and the effects of interest rate  conversion  agreements.  The Company uses various  mechanisms to manage  interest rate risks.  See Note F for further discussions.

                             THE FINOVA GROUP INC.


         Senior debt at December 31 was as follows:
----------------------------------------------------------------------------------------------------------------------
                                                                                           1998                 1997
----------------------------------------------------------------------------------------------------------------------
 Commercial paper and short-term bank loans supported by unused long-term
  bank revolving credit agreements, less unamortized discount                       $   3,871,350      $     3,132,109
 Medium-term notes due to 2010, 5.9% to 10.3%                                           1,717,544            1,343,148
 Term loans payable to banks due to 1999, 5.3% to 5.8%                                    190,000              190,000
 Senior notes due to 2007, 5.9% to 16.0%, less unamortized discount                     2,604,762            2,083,761
 Nonrecourse installment notes due to 2002, 10.6% (assets of $22,838 and
  $58,064, respectively, pledged as collateral)                                            10,922               15,563
----------------------------------------------------------------------------------------------------------------------
Total senior debt                                                                   $   8,394,578      $     6,764,581
======================================================================================================================

         Annual maturities of senior debt outstanding at December 31, 1998 due through June 2007 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $775.2 million (1999), $821.3 million (2000), $951.0 million (2001), $839.4 million (2002), $504.9 million
(2003) and $631.4 million (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Capital have complied. Under one covenant, dividend payments by FINOVA Capital are limited to 50% of accumulated earnings after December 31, 1991. As of December 31, 1998, FINOVA Capital had $114.9 million of excess accumulated earnings available for distribution.

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

                             THE FINOVA GROUP INC.


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

                             THE FINOVA GROUP INC.



         The following  table provides  annual  maturities and  weighted-average interest rates for each significant derivative product type in place at December
31, 1998.  The rates  presented  are as of December 31, 1998. To the extent that rates change, variable interest information will change:
------------------------------------------------------------------------------------------------------------------------
                                  Outstanding at
                                    December 31,
                                                                             Maturities of Derivative Products
------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                      1998           1999       2000       2001        2002       2003  Thereafter
------------------------------------------------------------------------------------------------------------------------
Receive fixed-rate swaps:
 Notional value                        $   1,077     $     377  $     150  $      150   $    200             $     200
 Weighted average receive rate             6.75%         6.45%      7.24%       6.66%      6.51%                 7.26%
 Weighted average pay rate                 5.35%         5.32%      5.39%       5.29%      5.30%                 5.47%
Pay fixed-rate swaps:
 Notional value                        $     700     $     150  $     100  $      100             $     150  $     200
 Weighted average receive rate             5.37%         5.30%      5.42%       5.34%                 5.42%      5.37%
 Weighted average pay rate                 6.49%         7.06%      7.38%       6.70%                 5.98%      5.90%
Treasury rate locks:
 Notional value                        $     153     $     153
 Weighted average rate                     4.71%         4.71%
Options and swaptions:
 Notional value                        $      64     $      64
 Weighted average strike rate              5.72%         5.72%
------------------------------------------------------------------------------------------------------------------------
TOTAL NOTIONAL VALUE                   $   1,994     $     744  $     250  $     250   $     200  $     150  $     400
========================================================================================================================
Total weighted average rates on :
  swaps Receive rate                       6.21%         6.12%      6.51%       6.13%      6.51%      5.42%      6.32%
========================================================================================================================
  Pay rate                                 5.80%         5.82%      6.19%       5.85%      5.30%      5.98%      5.69%
========================================================================================================================

         For the benefit of its customers, FINOVA enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1998 was $25.0 million, none of which was in a pay or receive position. These agreements will mature as follows: $15.9 million in 1999, $1.5 million in 2000 and $7.6 million in 2001.

         Derivative product activity for the three years ended December 31, 1998 is as follows:
---------------------------------------------------------------------------------------------------------------------------
                                                                        Pay                       Interest
                                         Receive          Pay         Fixed-Rate                     Rate
                                        Fixed-Rate     Fixed-Rate     Amortizing      Basis         Hedge
(Dollars in Millions)                     Swaps          Swaps          Swaps         Swaps       Agreements      TOTAL
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996               $    1,300    $        800    $       95    $       878    $      750    $    3,823
Expired                                      (100)           (325)          (95)                        (750)       (1,270)
Additions                                     150             350                                                      500
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  1,350             825                          878                       3,053
Expired                                      (275)           (275)                        (250)                       (800)
Additions                                     327                                                                      327
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  1,402             550                          628                       2,580
Expired                                      (325)           (200)                        (628)                     (1,153)
Additions                                                     350                                        217           567
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             $    1,077    $        700    $       --    $        --    $      217    $    1,994
===========================================================================================================================

                             THE FINOVA GROUP INC.



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

                             THE FINOVA GROUP INC.


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

         Information with respect to options granted and exercised for the three years ended  December 31, 1998 is as follows:
------------------------------------------------------------------------------------------------------
                                                                                    Average Option
                                                                       Shares       Price Per Share
------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1996                                3,047,018        $  15.31
Granted                                                               1,011,740           29.05
Exercised                                                             (359,408)           13.37
Canceled                                                              (262,172)           20.45
------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                              3,437,178           19.17
Granted                                                                 781,108           43.57
Exercised                                                             (442,049)           15.57
Canceled                                                              (191,094)           28.05
------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                              3,585,143           24.45
Granted                                                               1,197,032           58.22
Exercised                                                             (626,853)           18.13
Canceled                                                              (197,680)           42.00
------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998                              3,957,642        $  34.79
======================================================================================================

                             THE FINOVA GROUP INC.


         At December 31, 1998, stock options with respect to 3,957,642 common shares were outstanding at exercise prices ranging from $6.35 to $83.21 per share.

         The  following  table  summarizes   information   about  stock  options outstanding at December 31, 1998:
------------------------------------------------------------------------------------------------------------------
                                           Weighted
                                            Average
        Range of           Number          Remaining          Weighted              Number           Weighted
        Exercise         Outstanding      Contractual         Average             Exercisable         Average
         Prices          at 12/31/98         Life          Exercise Price         at 12/31/98     Exercise Price
-----------------------------------------------------------------------------------------------------------------
  $6.35 -  $16.45           844,033           3.76       $       12.22             844,033      $       12.22
  16.56 -   26.38         1,011,726           6.22               21.53             879,208              20.90
  27.25 -   46.86           816,505           8.20               37.90             476,869              35.92
  48.06 -   54.47           835,906           9.29               53.30              37,947              53.73
  54.97 -   83.21           449,472           9.57               66.36
-----------------------------------------------------------------------------------------------------------------
  $6.35 -  $83.21         3,957,642           7.13       $       34.79           2,238,057      $       21.39
=================================================================================================================

         Since April 1992, the Board of Directors has only granted performance based restricted stock to employees. Performance based restricted stock awards (78,985 shares in 1998, 90,100 shares in 1997 and 138,160 shares in 1996), vest generally over five years from the date of grant. The holder of the performance based restricted stock, like restricted stock, has the right to receive dividends and vote the target number of shares but may not sell, assign, transfer, pledge or otherwise encumber the performance based restricted stock. All performance based restricted stock grants since 1992 were based on FINOVA share performance and may result in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares are deemed received on the grant date. Additional vesting over the target are reported as new grants as of the vesting dates. Vestings below target would be reported as a forfeiture of amounts below the target number of shares. The balance of unamortized restricted stock was $9.5 million at December 31, 1998.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans because FINOVA grants options at market price on the date of grant. The compensation cost that has been charged against income for its performance-based plan was $5.5 million, $7.9 million and $2.9 million for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair market value method, FINOVA's net income would have been $153.4 million, $134.4 million and $116.5 million for 1998, 1997 and 1996, respectively. Basic earnings per share would have been $2.74, $2.47 and $2.14 and diluted earnings per share would have been $2.59, $2.34 and $2.08 for 1998, 1997 and 1996, respectively.

         The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.75%, 1.92% and 1.50%, expected volatility of 26%, 43% and 23%, risk-free interest rates on options with expected lives of five years of 5.7%, 6.2% and 6.2% and risk-free interest rates on options with expected lives of seven years of 5.8%, 6.3% and 6.4%. The weighted average grant date fair value of options issued for 1998, 1997 and 1996 were $17.45, $17.51 and $12.68, respectively.

                             THE FINOVA GROUP INC.


NOTE J            INCOME TAXES

         The consolidated provision for income taxes consists of the following for the years ended December 31:

--------------------------------------------------------------------------------
                                              1998          1997          1996
--------------------------------------------------------------------------------
Current:
 United States:
   Federal                               $    25,308   $    34,936   $    30,574
   State                                       8,700        13,973         7,654
 Foreign                                       1,870         3,626         1,745
--------------------------------------------------------------------------------
                                              35,878        52,535        39,973
--------------------------------------------------------------------------------
Deferred:
 United States:
   Federal                                    51,491        30,869        25,088
   State                                       6,855        (1,115)        5,259
 Foreign                                       7,950
--------------------------------------------------------------------------------
                                              66,296        29,754        30,347
--------------------------------------------------------------------------------
Provision for income taxes               $   102,174   $    82,289   $    70,320
================================================================================

         Income taxes paid in 1998, 1997 and 1996 were approximately $26.0 million, $30.3 million and $31.3 million, respectively.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1998 and 1997 consisted of the following:

--------------------------------------------------------------------------------
                                                          1998           1997
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred income from leveraged leases           $      396,572   $     305,130
 Deferred income from lease financing                   108,883          89,196
 Goodwill                                                23,726          21,266
 Deferred acquisition costs                              15,045          11,779
 Other                                                   16,229           1,754
--------------------------------------------------------------------------------
Gross deferred tax liability                            560,455         429,125
--------------------------------------------------------------------------------
Deferred tax assets:
 Reserve for credit losses                               92,784          78,082
 Foreign                                                 10,792          16,802
 Alternative minimum tax                                 52,442          26,153
 Accrued expenses                                         9,051          14,478
 Net operating loss carryforward/carryback               20,625           4,875
 Other                                                   32,493          12,763
--------------------------------------------------------------------------------
Gross deferred tax asset                                218,187         153,153
--------------------------------------------------------------------------------
Net deferred tax liability                       $      342,268   $     275,972
================================================================================

                             THE FINOVA GROUP INC.


         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

-------------------------------------------------------------------------------
                                                1998       1997        1996
-------------------------------------------------------------------------------
Federal statutory income tax rate               35.0%      35.0%        35.0%
State income taxes                               3.8        2.6          4.5
Foreign tax effects                              0.1       (0.1)        (0.8)
Municipal and ESOP income                       (1.6)      (2.0)        (2.2)
Other                                            1.1        1.2          0.8
-------------------------------------------------------------------------------
Provision for income taxes                      38.4%      36.7%        37.3%
===============================================================================

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

                             THE FINOVA GROUP INC.


-----------------------------------------------------------------------------------------------------------------
                                                              1998                 1997                1996
-----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE COMPUTATION:

Income from continuing operations                       $    160,341          $    137,910          $    117,968
=================================================================================================================
Net income                                              $    160,341          $    137,910          $    118,475
=================================================================================================================

Weighted average shares outstanding                       56,232,000            54,748,000            54,816,000
Contingently issued shares                                  (286,000)             (343,000)             (308,000)
-----------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                          55,946,000            54,405,000            54,508,000
=================================================================================================================

Earnings from continuing operations per share           $       2.87          $       2.53          $       2.16
=================================================================================================================
Net income per share                                    $       2.87          $       2.53          $       2.17
=================================================================================================================


DILUTED EARNINGS PER SHARE COMPUTATION:

Income from continuing operations                       $    160,341          $    137,910          $    117,968
Preferred dividends, net of tax                                3,782                 3,992
-----------------------------------------------------------------------------------------------------------------
income from continuing operations available to
 common shareowners                                     $    164,123          $    141,902          $    117,968
=================================================================================================================

Net income                                              $    160,341          $    137,910          $    118,475
Preferred dividends, net of tax                                3,782                 3,992
-----------------------------------------------------------------------------------------------------------------
Net income available to common shareowners              $    164,123          $    141,902          $    118,475
=================================================================================================================

Weighted average shares outstanding                       56,232,000            54,748,000            54,816,000
Contingently issued shares                                  (171,000)             (184,000)             (183,000)
Incremental shares from assumed conversions:
   Stock options                                           1,706,000             1,659,000             1,257,000
   Convertible preferred securities                        2,938,000             2,938,000               161,000
-----------------------------------------------------------------------------------------------------------------
Total potential dilutive common shares                     4,644,000             4,597,000             1,418,000
-----------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                          60,705,000            59,161,000            56,051,000
=================================================================================================================

Earnings from continuing operations per share           $       2.70          $       2.40          $       2.10
=================================================================================================================
Earnings per share                                      $       2.70          $       2.40          $       2.11
=================================================================================================================

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

                             THE FINOVA GROUP INC.



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

         The carrying  amounts and estimated  fair values of FINOVA's  financial instruments are as follows for the years ended December 31:
---------------------------------------------------------------------------------------------------------------------
                                                                    1998                           1997
---------------------------------------------------------------------------------------------------------------------
                                                           Carrying       Estimated      Carrying       Estimated
                                                            Amount       Fair Value       Amount        Fair Value
---------------------------------------------------------------------------------------------------------------------
Balance Sheet -
 Financial Instruments:
 Assets:
  Loans and other financing contracts                   $  7,115,291    $  7,151,296   $  5,774,147   $  5,872,082
 Liabilities:
  Senior debt                                              8,394,578       8,472,603      6,764,581      6,832,327

Off-Balance Sheet -
  Financial Instruments:
    Interest rate swaps                                          --          17,558            --          15,893
    Interest rate hedge agreements                               --           (459)            --            --
---------------------------------------------------------------------------------------------------------------------

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


NOTE O            OPERATING EXPENSES

         The following represents a summary of the major components of operating expenses for the three years ended December 31:
--------------------------------------------------------------------------------------------
                                                        1998         1997          1996
--------------------------------------------------------------------------------------------
Salaries and employee benefits                      $   140,939  $   109,514   $    95,314
Depreciation and amortization                            23,069       17,021        13,799
Travel and entertainment                                 16,045       11,917         8,953
Occupancy expenses                                       11,562        8,368         7,104
Problem account costs                                    10,332       11,577         8,294
Professional services                                     9,982        7,654         5,738
Deferred acquisition cost                               (22,409)     (16,847)      (15,899)
--------------------------------------------------------------------------------------------

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

Accumulated  other  comprehensive  income  activity  for the three  years  ended
December 31, 1998 is as follows:
-----------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                 Foreign         Unrealized          Other
                                                 Currency      Holding Gains     Comprehensive
                                               Translation     On Securities        Income
-----------------------------------------------------------------------------------------------
Balance, January 1, 1996                     $    (5,686)     $                $     (5,686)
Change during 1996                                 6,694                              6,694
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996                         1,008                              1,008
Change during 1997                                (1,018)                            (1,018)
-----------------------------------------------------------------------------------------------
Balance, December 31, 1997                           (10)                               (10)
Change during 1998                                  (208)              904              696
===============================================================================================
Balance, December 31, 1998                   $      (218)     $        904     $        686
===============================================================================================

         For 1998, the changes in foreign currency translation and unrealized holding gains on securities are net of an income tax benefit of $140,000 and an income tax expense of $608,000 respectively.

                             THE FINOVA GROUP INC.


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

TYPES OF PRODUCTS AND SERVICES
         FINOVA has three market groups that are also its  reportable  segments:
Commercial Finance, Specialty Finance and Capital Markets. Commercial Finance includes traditional asset-based businesses that lend against collateral such as cash flows, inventory, receivables and leased assets. This segment includes the following lines of businesses: Business Credit, Commercial Services, Corporate Finance, Distribution & Channel Finance, Growth Finance and Rediscount Finance. Specialty Finance includes businesses which lend to a variety of highly focused, industry-specific niches. This segment includes the following lines of businesses: Commercial Equipment Finance, Communications Financing, Franchise Finance, Healthcare Finance, Portfolio Services, Public Finance, Resort Finance, Specialty Real Estate Finance and Transportation Finance. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. This segment includes:
Realty Capital, Investment Alliance and Loan Administration.

RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS
         Management evaluates the business performance of each group based on total net revenue, income before allocations and managed assets. Total net revenue is operating margin plus gains on disposal of assets. Income before allocations is income before income taxes and preferred dividends, excluding allocation of corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets includes each segment's investment in financing transactions plus securitizations and participations sold.

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:
-------------------------------------------------------------------------------------------
                                                                 1998              1997
-------------------------------------------------------------------------------------------
TOTAL NET REVENUE:
  Commercial Finance                                    $       187,461     $     154,981
  Specialty Finance                                             344,541           313,841
  Capital Markets                                                24,170             2,099
  Corporate and other                                             8,978            (9,086)
-------------------------------------------------------------------------------------------
Consolidated total                                      $       565,150     $     461,835
===========================================================================================
INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                                    $        67,013     $      72,454
  Specialty Finance                                             273,674           248,793
  Capital Markets                                                (2,775)            2,099
  Corporate and other, overhead and unallocated
     provision for credit losses                                (71,615)          (99,155)
-------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and preferred dividends                  $       266,297     $     224,191
===========================================================================================
MANAGED ASSETS:
  Commercial Finance                                    $     3,005,130     $   2,755,826
  Specialty Finance                                           7,211,164         6,037,725
  Capital Markets                                               255,575
  Corporate and other                                            85,948            84,878
-------------------------------------------------------------------------------------------
Consolidated total                                      $    10,557,817     $   8,878,429
Less securitizations and participations sold                   (537,596)         (457,967)
-------------------------------------------------------------------------------------------
Investment in financing transactions                    $    10,020,221     $   8,420,462
===========================================================================================

                             THE FINOVA GROUP INC.


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

GEOGRAPHIC INFORMATION
         FINOVA attributes income earned from financing transactions and managed assets to geographic areas based on the location of the customer. Income earned from financing transactions and managed assets at December 31, 1998 by geographic area are as follows:

 -------------------------------------------------------------------------------
                                           Income Earned from
                                                Financing
                                               Transactions    Managed Assets
 -------------------------------------------------------------------------------
 United States                            $       942,275    $    10,030,078
 Canada                                             2,646             94,035
 United Kingdom                                    62,852            433,704
 -------------------------------------------------------------------------------
                                          $     1,007,773    $    10,557,817
 ===============================================================================

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

NOTE S           SUBSEQUENT EVENT - ACQUISITION OF SIRROM CAPITAL CORPORATION

         In March 1999, FINOVA acquired Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee. Under the terms of the agreement, Sirrom shareholders received 0.1634 shares of FINOVA common stock for each share of Sirrom common stock they owned. The aggregate purchase price of the Sirrom common stock was approximately $343 million (excluding options).

NOTE T           RESTATEMENT

         Subsequent to the issuance of the Company's 1998 financial statements, the Company's management determined that it should revalue its retained interest in the mini-commercial mortgage-backed securities ("mini-CMBS") transaction (see Note C). These revaluations resulted in a reduction of the value of the retained portion of the loans from $91.7 million to $65.0 million and reduced FINOVA's previously reported gross gains on the transactions from $46.1 million to $19.5 million. As a result, the Company has restated its 1998 financial statements from amounts previously reported to reflect the reduction of the retained interest and resulting gain.

         In determining the fair value of assets sold and interests retained, the Company employed a variety of financial assumptions. To establish discount rates, the Company referred to the subsequent April 1999 sale of approximately 70% of the mini-CMBS loans into a permanent CMBS structure. The permanent transaction was compared to the mini-CMBS transaction and similar portions of the interest retained were discounted using rates present in the permanent structure, after adjusting for general movements in interest rates between the date of the mini-CMBS transaction and the permanent transaction. Specifically, servicing rights were discounted at approximately 6% and the remaining residual cash flows were discounted at rates between 9% and 18%. The Company assumed minimal defaults and prepayments due to the nature and structure of the commercial mortgages. The recourse obligation was recorded at fair value based on prices obtained from the subsequent April 1999 sale.

                             THE FINOVA GROUP INC.


         A summary of the revaluation of the retained  interest in the mini-CMBS structure is as follows:
------------------------------------------------------------------------------------------------------------
                                                                                Mini-CMBS Structure - 1998
------------------------------------------------------------------------------------------------------------
                                                                               As Previously        As
                                                                                  Reported       Restated
------------------------------------------------------------------------------------------------------------
Loans sold                                                                       $   724,257    $  724,257

Principal A (Senior security interest)                                               678,686       678,686
Principal B (Subordinated retained interest)                                          91,708        65,033
------------------------------------------------------------------------------------------------------------
Basis                                                                                770,394       743,719

Gross gains                                                                           46,137        19,462

Commissions & expenses                                                               (3,862)       (3,156)
Recourse obligations                                                                   (278)       (5,827)
Hedge loss                                                                          (20,443)      (20,443)
Valuation adjustment                                                                 (5,500)
------------------------------------------------------------------------------------------------------------
Net gain/(loss)                                                                  $   16,054     $  (9,964)
------------------------------------------------------------------------------------------------------------

         Activity for the subordinated retained interest is as follows:

------------------------------------------------------------------------------------------------------------
                                                                                                      1998
------------------------------------------------------------------------------------------------------------
Beginning retained interest                                                                     $
Retained interest added                                                                             65,033
Principal payments applied                                                                             (55)
Advances made                                                                                          386
------------------------------------------------------------------------------------------------------------
Ending retained interest                                                                        $   65,364
------------------------------------------------------------------------------------------------------------

         Cash received on the retained interest totaled $0.9 million, which was applied against principal and interest. Advances are made to the trust for delinquencies in the underlying loans, which are recovered when the delinquent payments are collected.

         Additionally, the Company's management has determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. The Company has restated its financial statements to now defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

                             THE FINOVA GROUP INC.


         A summary of the significant effects of the restatements for 1998 is as follows:
----------------------------------------------------------------------------------------------------------------------
                                                                           1998
                                                                        Adjustments
----------------------------------------------------------------------------------------------------------------------

                                       As Previously                       Origination                        As
                                         Reported         CMBS Gain          Costs           Other         Restated
----------------------------------------------------------------------------------------------------------------------
At December 31,
Investment in financing transactions   $ 10,011,536    $    (21,847)    $     37,426     $     (6,894)   $ 10,020,221
Goodwill and other assets                   596,878          (1,140)                          (16,623)        579,115
Total liabilities                         9,161,419          (4,910)          15,045           (9,099)      9,162,455
Shareowners' equity                       1,177,345         (18,077)          22,381          (14,418)      1,167,231


For the year ended December 31,
Interest margins earned                     472,536                          (15,605)           2,584         459,515
Gains on disposal of assets                  55,024         (26,018)                           (1,094)         27,912
Operating expenses                          241,074                          (23,731)            (690)        216,653
Net income                                  169,737         (15,559)           4,859            1,304         160,341

Basic earnings per share               $       3.03    $      (0.27)    $       0.09     $       0.02    $       2.87
Diluted earnings per share             $       2.86           (0.26)    $       0.08     $       0.02    $       2.70
----------------------------------------------------------------------------------------------------------------------

         The restatement to reduce the mini-CMBS gain did not affect years prior to 1998.

         A summary of the  significant  effects of the restatement to defer loan origination  costs as well as to make several other adjustments in 1997 and 1996 are as follows:
-------------------------------------------------------------------------------------------------------------------
                                                             1997                                 1996
-------------------------------------------------------------------------------------------------------------------

                                                As Previously         As             As Previously          As
                                                  Reported         Restated            Reported          Restated

-------------------------------------------------------------------------------------------------------------------
At December 31,
Investment in financing transactions           $   8,399,456    $   8,420,462       $   7,298,759    $   7,318,919
Goodwill and other assets                            464,282          448,062             345,408          336,970
Total liabilities                                  7,517,836        7,520,822           6,485,593        6,490,821
Shareowners' equity                                1,090,454        1,092,254             929,591          936,085


For the year ended December 31,
Interest margins earned                              408,914          392,124             340,517          329,107
Gain on disposal of assets                            30,261           30,333              12,949           12,562
Operating expenses                                   190,525          168,444             154,481          140,218
Net Income                                           139,098          137,910             117,000          118,475

Basic earnings per share                       $        2.56    $        2.53       $        2.15    $        2.17
Diluted earnings per share                     $        2.42    $        2.40       $        2.09    $        2.11
-------------------------------------------------------------------------------------------------------------------

         A prior period adjustment of $3.9 million has been reflected in shareowners' equity at January 1, 1996.

                             THE FINOVA GROUP INC.


                                         SUPPLEMENTAL SELECTED FINANCIAL DATA
                                        CONDENSED QUARTERLY RESULTS (UNAUDITED)
                                                      As restated
                                     (Dollars in Thousands, except per share data)

The following  represents  the condensed   quarterly  results  for  the three years ended December 31, 1998,
1997 and 1996:
---------------------------------------------------------------------------------------------------------------
                                                               First       Second        Third       Fourth
                                                              Quarter      Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------
 Income earned from financing transactions:
  1998                                                      $  232,833   $  246,069   $  253,309   $  275,562
  1997                                                         206,226      216,836      219,012      237,689
  1996                                                         181,389      183,723      192,297      199,587
---------------------------------------------------------------------------------------------------------------
 Interest expense:
  1998                                                         110,280      114,692      121,937      131,268
  1997                                                          96,793      101,501      105,208      111,148
  1996                                                          88,138       89,631       91,247       96,587
---------------------------------------------------------------------------------------------------------------
 Volume-based fees:
  1998                                                          22,156       19,103       16,687       19,777
  1997                                                           7,784        8,583        9,546       13,465
  1996                                                           6,731        6,380        7,570        7,907
---------------------------------------------------------------------------------------------------------------
 Gains on disposal of assets:
  1998                                                           1,525        7,433        6,471       12,483
  1997                                                           3,233        9,768       10,305        7,027
  1996                                                           6,730        1,315          397        4,120
---------------------------------------------------------------------------------------------------------------
 Non-interest expenses:
  1998                                                          79,548       89,702       85,922      113,762
  1997                                                          66,769       77,599       80,334       85,931
  1996                                                          62,927       53,992       62,135       65,201
---------------------------------------------------------------------------------------------------------------
 Income from continuing operations:
  1998                                                          39,741       40,535       41,838       38,227
  1997                                                          32,178       34,670       33,337       37,725
  1996                                                          27,423       29,182       29,665       31,698
---------------------------------------------------------------------------------------------------------------
Net income:
  1998                                                          39,741       40,535       41,838       38,227
  1997                                                          32,178       34,670       33,337       37,725
  1996                                                          27,788       28,451       28,939       33,297
---------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  1998                                                            0.71         0.72         0.75         0.69
  1997                                                            0.60         0.64         0.62         0.68
  1996                                                            0.51         0.52         0.53         0.61
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  1998                                                            0.67         0.68         0.71         0.65
  1997                                                            0.57         0.61         0.58         0.64
  1996                                                            0.50         0.51         0.52         0.59
---------------------------------------------------------------------------------------------------------------

                               AVERAGE BALANCES/OPERATING MARGIN/AVERAGE ANNUAL RATES (UNAUDITED) (1)
                                                             AS RESTATED
                                                       (Dollars in Thousands)

 The following  represents the breakdown of FINOVA's   average  balance  sheet, operating  margin and average  annual  rates for the years ended December 31, 1998 and 1997:
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                        1998                                      1997
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                  Interest &                           Interest &
                                                    Average     Volume-Based    Average     Average   Volume-Based        Average
                                                    Balance         Fees         Rate       Balance        Fees             Rate
 -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                       $    38,304   $                         $    36,873   $
 Investment in financing transactions              9,018,351     1,015,415(4)  11.88%(2)   7,767,391      846,152(4)      11.50%(2)
 Less reserve for credit losses                     (184,162)                               (160,241)
 -----------------------------------------------------------------------------------------------------------------------------------
 Net investment in financing transactions          8,834,189                               7,607,150
 Goodwill and other assets                           519,742                                 363,988
 Investment in discontinued operations                                                         2,703
 -----------------------------------------------------------------------------------------------------------------------------------
                                                  $9,392,235                             $ 8,010,714
====================================================================================================================================
  LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
 Other liabilities                               $   386,714   $                         $   409,024   $
 Senior debt                                       7,452,245       478,177      6.42%      6,253,588      414,650          6.63%
 Deferred income taxes                               304,571                                 260,275
 -----------------------------------------------------------------------------------------------------------------------------------
                                                   8,143,530                               6,922,887
Company-obligated mandatory redeemable
  convertible preferred securities of
  subsidiary trust solely holding
  convertible debentures of FINOVA                   111,550                                 111,550
Shareowners' equity                                1,137,155                                 976,277
 -----------------------------------------------------------------------------------------------------------------------------------
                                                 $ 9,392,235                             $ 8,010,714
====================================================================================================================================
Interest income/average earning assets (2)                     $ 1,015,415     11.88%                  $  846,152         11.50%
Interest expense/average earning assets (2) (3)                    478,177      5.59%                     414,650          5.63%
 -----------------------------------------------------------------------------------------------------------------------------------
Operating margin (3)                                           $   537,238      6.29%                  $  431,502          5.87%
====================================================================================================================================

(1)  Averages are calculated based on monthly balances.

(2)  The average rate is calculated  based on average  earning assets  ($8,546,715  and $7,360,012 for 1998 and 1997,  respectively)
     which are net of average deferred taxes on leveraged leases and average nonaccruing assets.

(3)  For the year ended December 31, 1998,  excluding the impact of derivatives,  interest expense would have been $472,893 or 5.53%
     of average earning assets and operating margin would have been $542,522 or 6.35% of average earning assets.  For the year ended
     December 31, 1997,  excluding the impact of derivatives,  interest expense would have been $415,697 or 5.65% of average earning assets and operating margin would have been $430,455 or 5.85% of average earning assets.

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

            Exhibit No.
            -----------

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

            Exhibit No.
            -----------

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

            (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

            (10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 1997 10-K, Exhibit 10.B.5).+

            (10.C)         1998  Management   Incentive  Plan  (incorporated  by
                           reference from the 1997 10-K, Exhibit 10.C.)+

            (10.D)         1999 Management Incentive Plan.*+

            (10.E.1)       1996  -  1998   Performance   Share   Incentive  Plan
                           (incorporated by reference from 1996 10-K, Exhibit 10.E.3).+

            (10.E.2)       1997  -  1999   Performance   Share   Incentive  Plan
                           (incorporated   by  reference  from  the  1997  10-K,
                           Exhibit 10.E.3).+

            (10.E.3)       1998  -  2000   Performance   Share   Incentive  Plan
                           (incorporated   by  reference  from  the  1997  10-K,
                           Exhibit 10.E.4).+

            (10.E.4)       1999 - 2001 Performance Share Incentive Plan.*+

            (10.F) Employment Agreement with Samuel L. Eichenfield dated March 16, 1996 (incorporated by reference from the 1995 10-K, Exhibit 10.F.3).+

            Exhibit No.
            -----------

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

            Exhibit No.
            -----------

            (10.S) 1992 Stock Incentive Plan (incorporated by reference from the 1997 10-K, Exhibit 4.J).+

            (10.T) Documents relating to the mini-CMBS Program: FINOVA Commercial Mortgage Loan Owner Trust 1998-1. Commercial Mortgage Loan Asset Backed Certificates 1998 -1.*

            (10.T.1) Certificate Purchase Agreement dated as of September 29, 1998.*

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

            (10.T.4) Amendment No. 1 to the Trust and Servicing Agreement dated as of December 8, 1998.*

            (10.T.5) Amendment No. 2 to the Trust and Servicing Agreement dated as of December 29, 1998.*

            (10.T.6)       Custodial Agreement dated as of September 1, 1998.*

            (10.T.7)       Administration  Agreement  dated as of  September  1,
                           1998.*

            (10.T.8) Amendment No. 3 to the Trust and Servicing Agreement dated as of April 21, 1999.**

            (10.T.9) Amendment No. 4 to the Trust and Servicing Agreement dated as of April 26, 1999.**

            (12) Computation of Ratio of Restated Income to Combined Fixed Charges and Preferred Stock Dividends, as restated.**

            (21)           Subsidiaries.**

            (23)           Independent Auditors' Consent.**

            (24)           Powers of Attorney.**

            (27) Financial Data Schedule for the year ended December 31, 1998, as restated.**

----------
*        Previously filed.
**       Filed with this report.
+        Relating to management compensation.

         A report on Form 8-K, dated April 16, 1999, was filed by FINOVA, which reported under Items 5 and 7 postponement of the release of earnings for the first quarter of 1999.