Form 10-Q
period 1999-03-31
FINOVA GROUP INC
filed 1999-05-17
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended                               March 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


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

                                 YES [X}  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 1999, 61,020,000 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Part I - Financial Information

   Item 1. Financial Statements

     Consolidated Condensed Balance Sheets
       as of March 31, 1999 and December 31, 1998 (restated)                1

     Consolidated Condensed Statements of Income
       for the three months ended March 31, 1999 and 1998 (restated)        2

     Consolidated Condensed Statements of Cash Flows
       for the three months ended March 31, 1999 and 1998 (restated)        3

     Notes to Interim Consolidated Condensed Financial Statements           4


   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk      15

Part II - Other Information                                                17

   Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              THE FINOVA GROUP INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    December 31,
                                                      March 31,         1998
                                                        1999          restated
                                                    ------------    ------------
ASSETS:
Cash and cash equivalents                           $    91,032     $    49,518
Investment in financing transactions:
 Loans and other financing contracts                  8,270,159       7,354,736
 Leveraged leases                                       802,937         773,942
 Operating leases                                       665,912         648,185
 Fee-based receivables                                  618,779         626,499
 Direct financing leases                                382,746         396,759
 Financing contracts held for sale                      345,483         220,100
                                                    -----------     -----------
                                                     11,086,016      10,020,221
 Less reserve for credit losses                        (238,277)       (207,618)
                                                    -----------     -----------
Net investment in financing transactions             10,847,739       9,812,603
Investments                                             211,004         124,792
Goodwill and other assets                               580,572         454,323
                                                    -----------     -----------
                                                    $11,730,347     $10,441,236
                                                    ===========     ===========
LIABILITIES:
 Accounts payable and accrued expenses              $   140,015     $   154,137
 Due to clients                                         203,869         205,655
 Interest payable                                        55,543          65,817
 Senior debt                                          9,327,137       8,394,578
 Deferred income taxes                                  334,621         342,268
                                                    -----------     -----------
                                                     10,061,185       9,162,455
                                                    -----------     -----------
Commitments and contingencies
Company-obligated mandatory redeemable convertible
 preferred securities of subsidiary trust solely
 holding convertible debentures of FINOVA, net of
 expenses ("TOPrS")                                     111,550         111,550

SHAREOWNERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000 shares
   authorized, 64,638,000 and 58,555,000 shares
   issued, respectively                                     646             585
 Additional capital                                   1,120,335         765,050
 Retained income                                        556,147         515,057
 Accumulated other comprehensive (loss) income          (13,727)            686
 Common stock in treasury, 2,447,000 and 2,834,000
   shares, respectively                                (105,789)       (114,147)
                                                    -----------     -----------
                                                      1,557,612       1,167,231
                                                    -----------     -----------
                                                    $11,730,347     $10,441,236
                                                    ===========     ===========

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                                       1998
                                                      1999           restated
                                                  ------------     ------------
Interest and income earned from
  financing transactions                          $    245,222     $    200,170
Operating lease income                                  27,853           32,663
Interest expense                                      (131,183)        (110,280)
Depreciation                                           (17,226)         (17,170)
                                                  ------------     ------------
Interest margins earned                                124,666          105,383
Volume-based fee income                                 12,735           22,156
                                                  ------------     ------------
Operating margin                                       137,401          127,539
Provision for credit losses                             (9,500)          (9,500)
                                                  ------------     ------------
Net interest margins earned                            127,901          118,039
Gains on disposal of assets                             12,370            1,525
                                                  ------------     ------------
                                                       140,271          119,564
Operating expenses                                     (57,499)         (52,878)
                                                  ------------     ------------
Income before income taxes and
 preferred dividends                                    82,772           66,686
Income taxes                                           (31,769)         (25,999)
                                                  ------------     ------------
Income before preferred dividends                       51,003           40,687
Preferred dividends, net of tax                           (946)            (946)
                                                  ------------     ------------
NET INCOME                                        $     50,057     $     39,741
                                                  ============     ============

Basic earnings per share                          $       0.89     $       0.71
                                                  ============     ============
Adjusted weighted average shares outstanding        56,294,000       56,138,000
                                                  ============     ============

Diluted earnings per share                        $       0.83     $       0.67
                                                  ============     ============
Adjusted weighted average shares outstanding        61,318,000       61,079,000
                                                  ============     ============

Dividends declared per common share               $       0.16     $       0.14
                                                  ============     ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                                       1998
                                                      1999           restated
                                                  ------------     ------------
OPERATING ACTIVITIES:
 Net income                                        $  50,057        $  39,741
 Adjustments to reconcile net income to net
  cash (used) provided by operating activities:
  Provision for credit losses                          9,500            9,500
  Depreciation and amortization                       24,315           22,734
  Gains on disposal of assets                        (12,370)          (1,525)
  Deferred income taxes                               35,283           15,373
 Change in assets and liabilities, net of
  effects from acquisitions                         (227,056)         (81,738)
 Other                                               (14,565)           1,739
                                                   ---------        ---------
     Net cash (used) provided by operating
      activities                                    (134,836)           5,824
                                                   ---------        ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                         56,204           48,955
 Principal collections on financing transactions     614,752          321,553
 Expenditures for financing transactions            (937,869)        (533,579)
 Expenditures for CMBS transactions                 (179,219)
 Net change in short-term financing transactions    (329,787)        (132,795)
 Cash received in acquisition                         20,890
 Other                                                   739              824
                                                   ---------        ---------
     Net cash used in investing activities          (754,290)        (295,042)
                                                   ---------        ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and
  short-term loans                                   285,935          473,796
 Long-term borrowings                                956,000          100,000
 Repayment of long-term borrowings                  (309,225)        (223,430)
 Proceeds from exercise of stock options               8,683            3,144
 Dividends                                            (8,967)          (7,904)
 Net change in due to clients                         (1,786)         (39,414)
                                                   ---------        ---------
     Net cash provided by financing activities       930,640          306,192
                                                   ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                 41,514           16,974
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        49,518           33,190
                                                   ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $  91,032        $  50,164
                                                   =========        =========

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE A BASIS OF PRESENTATION

         The consolidated condensed financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 1998.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

         In the normal course of business, the Company acquires various forms of equity positions in other companies including marketable and non-marketable common stocks, warrants to purchase common stock, preferred stock, and partnership and joint venture interests. As discussed in Note E, FINOVA acquired Sirrom Capital Corporation ("Sirrom") in March 1999. In connection with this acquisition, the Company's investments in these types of assets increased by approximately $150 million. The Company's accounting policies related to these investments are as follows:

         Marketable investments are designated as available for sale securities and carried at fair value using the specific identification method with unrealized gains or losses included in accumulated other comprehensive income included in stockholders' equity, net of related taxes.

         The Company accounts for investments in joint ventures and other investments in which the Company has the ability to exercise significant influence on the investee under the equity method of accounting. Under this method, the Company recognizes its share of the earnings or losses of the joint venture in the period in which they are earned by the joint venture.

         Other investments in warrants, certain common and preferred stocks and certain equity investments, which are not subject to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried at cost. The valuation of these investments is periodically reviewed and the investment balance is written down to reflect declines in value determined to be other than temporary. Certain other equity investments in limited partnership funds are accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

OTHER COMPREHENSIVE INCOME

         The Company  reports  other  comprehensive  income in  accordance  with
Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income." Total comprehensive income was $35,644,000 and $39,683,000 for the three months ended March 31, 1999 and 1998, respectively. The primary component of comprehensive income other than net income was unrealized losses on retained interest in securitization transactions.

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

NOTE C INVESTMENTS

         Investments increased significantly over the prior year due to the acquisition of Sirrom (as discussed in Note E) on March 22, 1999. The following table sets forth a summary of the major components of investments:

                                                  March 31,         December 31,
                                                    1999                1998
                                                  --------            --------
Marketable investments                            $  4,992            $  1,713
Joint venture investments                           96,177              89,217
Other investments                                  109,835              33,862
                                                  --------            --------
                                                  $211,004            $124,792
                                                  ========            ========

         Marketable investments are principally composed of publicly traded shares of common stock and warrants for the purchase of common stock. Net unrealized gains on these securities were not significant at March 31, 1999.

         Joint venture investments include equity investments in non-public entities in which the Company holds a 20% or greater equity interest.

         Other investments include common stock, preferred stock and warrants which are not publicly traded and equity investments in which the Company holds less than 20% of the investee's equity.

NOTE D SEGMENT REPORTING

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

         Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                  Three Months Ended March 31,
                                                 ------------------------------
Dollars in Thousands                                 1999              1998
--------------------                             ------------       -----------
TOTAL NET REVENUE:
  Commercial Finance                             $     51,706       $    45,999
  Specialty Finance                                    94,231            74,351
  Capital Markets                                       9,416             9,530
  Corporate and other                                  (5,582)             (816)
                                                 ------------       -----------
Consolidated total                               $    149,771       $   129,064
                                                 ============       ===========
INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                             $     24,348       $    17,954
  Specialty Finance                                    77,743            59,251
  Capital Markets                                         (17)            3,121
  Corporate and other, overhead and
   unallocated provision for credit losses            (19,302)          (13,640)
                                                 ------------       -----------
Income from continuing operations
  before income taxes                            $     82,772       $    66,686
                                                 ============       ===========

                                                            March 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------       -----------
MANAGED ASSETS:
  Commercial Finance                             $  3,258,093       $ 2,763,155
  Specialty Finance                                 7,337,715         6,151,661
  Capital Markets                                     925,366           181,243
  Corporate and other                                  94,477            57,729
                                                 ------------       -----------
Consolidated total                                 11,615,651         9,153,788
Less securitizations and participations sold         (529,635)         (464,550)
                                                 ------------       -----------
Investment in financing transactions             $ 11,086,016       $ 8,689,238
                                                 ============       ===========

NOTE E ACQUISITION OF SIRROM CAPITAL CORPORATION

         In March 1999, FINOVA acquired Sirrom, a specialty finance company headquartered in Nashville, Tennessee. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $343 million in FINOVA common stock, excluding converted stock options. Total assets acquired were $620 million, including $66 million in goodwill and $277 million in assumed liabilities and transaction costs. Goodwill is subject to change due to a preliminary estimate of fair values of various private equities and loan balances at the date of acquisition. Goodwill is being amortized over 25 years and covenants not to compete, which are included in goodwill, are being amortized over 3 years.

         After making certain accounting adjustments, the accompanying unaudited pro forma information gives effect to the merger as if it had occurred on January 1, 1999 and 1998 and combines the historical consolidated information of FINOVA and Sirrom for the quarters ended March 31, 1999 and 1998.

         The unaudited comparative pro forma information is not necessarily indicative of the results that actually would have occurred had the merger been consummated on the dates indicated or that may be obtained in the future. The unaudited pro forma financial information does not give effect to the anticipated cost savings and other synergies that may result from the merger or the possible cash-out of existing stock options held by employees of Sirrom that became fully vested by reason of the adoption of the merger agreement by Sirrom stockholders. Included in the historical operations of Sirrom for the first quarter of 1999 are approximately $24 million of nonrecurring charges, a significant portion of which related to the acquisition.

Comparative Pro Forma Information                   Three Months Ended March 31,
(Dollars in thousands, except per share data)         1999               1998
---------------------------------------------       --------           --------
Total revenue                                       $288,402           $248,341

Net (Loss) income                                   $ (4,793)          $ 35,770

(Loss) Earnings per share - diluted                 $  (0.06)          $   0.55

(Loss) Earnings per share - basic                   $  (0.08)          $   0.58

         The  acquisition   resulted  in  an  excess  purchase  price  over  the
historical net assets acquired. The excess is allocated to the net assets acquired and liabilities assumed, as follows:

Allocation of purchase price:

Purchase price                                                     $ 342,730
Elimination of historical stockholders' equity of Sirrom            (262,000)
                                                                   ---------
Estimated excess purchase price                                    $  80,730
                                                                   =========
Allocation of excess:
  Elimination of unamortized debt costs                            $  (3,360)
  Deferred income taxes                                               43,309
  Assumed liabilities                                                (25,127)
  Goodwill                                                            65,908
                                                                   ---------
                                                                   $  80,730
                                                                   =========

NOTE F RESTATEMENT

         Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 1998 to defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

         A summary of the significant effects of the restatements for the three months ended March 31, 1998 is as follows:

                                                As previously
                                                  Reported           As restated
                                                  --------           -----------
For the three months ended March 31, 1998

Interest margins earned                           $ 108,657           $ 105,383
Gains on disposal of assets                           1,223               1,525
Operating expenses                                  (56,958)            (52,878)
Net income                                           39,077              39,741

Basic earnings per share                          $    0.70           $    0.71
Diluted earnings per share                        $    0.66           $    0.67


NOTE G PORTFOLIO QUALITY

         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1999
                             (Dollars in Thousands)

                                         Revenue Accruing                  Nonaccruing
                               ----------------------------------   ---------------------------
                                                        Repos-                 Repos-    Leases     Total
                                  Market                sessed                 sessed      &       Carrying
                                 Rate (1)   Impaired   Assets (2)   Impaired   Assets    Other      Amount      %
                               -----------  ---------  ----------   --------   ------    -----    -----------  ----
Transportation Finance (3)     $ 2,081,910  $  60,426   $           $         $         $         $2,142,336   19.3
Resort Finance                   1,286,026               16,829          668    24,982             1,328,505   12.0
Rediscount Finance                 863,195               20,787          788       573               885,343    8.0
Corporate Finance                  777,631     15,577                 40,606     1,089               834,903    7.5
Commercial Equipment Finance       716,913      2,379     5,935        8,322    20,104    4,223      757,876    6.8
Specialty Real Estate Finance      637,180     16,890    34,004        9,702     7,684      194      705,654    6.4
Communications Finance             657,462      7,161                 24,252                         688,875    6.2
Franchise Finance                  677,099      1,578     1,773        2,017     1,099      269      683,835    6.2
Healthcare Finance                 633,446        750     6,313        5,375              1,942      647,826    5.8
Distribution & Channel Finance     578,734                             6,325                         585,059    5.3
Mezzanine Capital                  465,156                            12,337                         477,493    4.3
Realty Capital                     430,384                                                           430,384    3.9
Business Credit                    312,193                            16,493                         328,686    3.0
Public Finance                     216,235                                                           216,235    1.9
Commercial Services                195,088        147                  6,451       898               202,584    1.8
Growth Finance                      55,338                             3,119                          58,457    0.5
Other (4)                           65,572                                               28,904       94,476    0.9
Investment Alliance                 17,489                                                            17,489    0.2
                               -----------   --------   -------     --------  --------  -------  -----------  -----
TOTAL (5)                      $10,667,051   $104,908   $85,641     $136,455  $ 56,429  $35,532  $11,086,016  100.0
                               ===========   ========   =======     ========  ========  =======  ===========  =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $1.57 million on repossessed assets during the three months ended March 31, 1999, including $0.59 million in Specialty Real Estate Finance, $0.3 million in Resort Finance, $0.2 million in Healthcare Finance, $0.4 million in Rediscount Finance, $.05 million in Commercial Equipment Finance and $.03 million in Franchise Finance.
(3) Transportation Finance includes $420.5 million of aircraft financing business originated in the London office.
(4) Primarily includes other assets retained from disposed or discontinued operations.
(5) Excludes $529.6 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $128.6 million in Franchise Finance and participations sold of $43.4 million in Corporate Finance, $21.2 million in Communications Finance, $5.6 million in Resort Finance, $10.5 million in Rediscount Finance, $5.1 million in Business Credit, $11.2 million in Transportation Finance, $2.1 million in Growth Finance and $1.9 million in Distribution & Channel Finance.

                              --------------------

RESERVE FOR CREDIT LOSSES:

         The reserve for credit losses at March 31, 1999 represents 2.1% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                    1999                 1998
                                                  ---------           ---------
                                                      (Dollars in Thousands)
Balance, beginning of period                      $ 207,618           $ 177,088
Provision for credit losses                           9,500               9,500
Write-offs                                           (9,142)            (13,912)
Recoveries                                              739                 806
Reserves related to acquisitions                     25,151               2,460
Other                                                 4,411                  25
                                                  ---------           ---------
Balance, end of period                            $ 238,277           $ 175,967
                                                  =========           =========

         At March 31, 1999 the total carrying amount of impaired loans was $241.4 million, of which $104.9 million were revenue accruing. A reserve for credit losses of $55.4 million has been established for $99.4 million of nonaccruing impaired loans and $7.2 million has been established for $26.1 million of accruing impaired loans. The remaining $175.7 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999
                TO THE RESTATED THREE MONTHS ENDED MARCH 31, 1998

         THE FOLLOWING DISCUSSION RELATES TO THE FINOVA GROUP INC. AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA" OR THE "COMPANY"), INCLUDING FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA CAPITAL").

         Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 1998 to now defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

         The effects of the restatements for the three months ended March 31, 1998 are presented in Note F of the Notes to Interim Consolidated Financial Statements, and have been reflected herein.

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1999 was $50.1 million ($0.83 per diluted share) compared to a restated $39.7 million ($0.67 per diluted share) for the three months ended March 31, 1998. The 1999 earnings per share computation includes a higher average share count due to the 6.1 million additional shares issued on March 22, 1999 for the acquisition of Sirrom Capital Corporation and 0.2 million shares for the acquisition of Preferred Business Credit, Inc. ("PBC") on February 17, 1999. The 1998 net income has been restated to reflect the deferral of costs incurred in connection with new loan and lease originations in accordance with SFAS No. 91, among other adjustments described more fully in the Company's report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 1998. The effect of deferring expenses in accordance with SFAS 91 increased net income by $1.2 million ($0.02 per diluted share) in the first quarter of 1999.

         INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned were $124.7 million for the first three months of 1999, an increase of 18.3% over interest margins earned of $105.4 million for the first quarter of 1998. The increase was primarily due to a 27% increase in managed assets to $11.62 billion at March 31, 1999 from $9.15 billion at March 31, 1998. Interest margins earned as a percentage of average earning assets declined to 5.1% in the first quarter of 1999 compared to 5.3% in the first quarter of 1998. Approximately 10 to 15 basis points of the decrease in spread was the result of average leverage being higher in 1999 compared to the first quarter of 1998. Another portion of the decrease was due to the strategy in the fourth quarter of 1998 of funding the balance sheet into the first quarter of 1999. This eliminated liquidity risk for the Company, but resulted in a modestly higher cost of funds. Additionally, competitive pressures impacted the Commercial Finance segment.

         VOLUME-BASED FEE INCOME. Volume-based fee income is generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume originated rather than the balance of outstanding financing transactions during the period. Volume-based fee income for the first quarter of 1999 was $12.7 million compared to $22.2 million in the first quarter of 1998. The decline relates to a lower fee-based volume generated by Realty Capital and Commercial Services during the 1999 quarter and the effect of a $4.5 million fee received from one of Realty Capital's trading partners in early 1998. On a comparable basis, the average fee received during the quarter by the Company per dollar of fee-based volume decreased by 11 basis points in 1999 from the 1998 first quarter. The lower fees combined with higher leverage caused the operating margin as a percentage of average earning assets to decline to 5.6% in the first quarter of 1999 from 6.4% in the first quarter of 1998. Fee-based volume for the first three months of 1999 totaled $1.47 billion compared to $1.80 billion in the same period one year ago.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $9.5 million for the three months ended March 31, 1999 and 1998. Net write-offs during the first three months of 1999 totaled $8.4 million, compared to $13.1 million in the first quarter of 1998.

         GAINS ON DISPOSAL OF ASSETS. Gains on the disposal of assets were $12.4 million in the first quarter of 1999, compared to $1.5 million during the same period a year ago. The gains in 1999 were principally realized by FINOVA's Specialty Finance segment and were primarily from the sale of assets coming off lease and other assets. While, in the aggregate, FINOVA has historically recognized gains on such disposals, the timing and amount of these gains is sporadic in nature. The Company has added a number of businesses that rely on gains to achieve their returns. These businesses supplement FINOVA's core spread-based business. Typically these gains have approximated 10% to 15% of FINOVA's annual net income. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         OPERATING EXPENSE. Operating expenses were generally higher in all major categories and increased to $57.5 million during the first three months of 1999 compared to $52.9 million for the three months ended March 31, 1998, an increase of 9%. The increase was primarily due to personnel added (1,362 vs. 1,130) through acquisitions and as a result of growth in managed assets. Operating expenses improved as a percent of operating margin plus gains to 38.4% in 1999 from 41.0% in the first quarter of 1998.

         INCOME TAXES. Income taxes were higher in the first quarter of 1999 than the first quarter of 1998 primarily due to the increase in pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, managed assets totaled $11.62 billion compared to $10.56 billion at December 31, 1998 an increase of 10%. Included in managed assets at March 31, 1999 are $11.09 billion in funds employed (including $345.5 million of financing contracts held for sale generated by FINOVA Realty Capital; $176.8 million at April 30, 1999), $428.6 million of securitized assets managed by FINOVA and $101.0 million of participations sold to third parties. The increase in managed assets was due to funded new business of $1.06 billion for the three months ended March 31, 1999, compared to $692.1 million for the quarter ended March 31, 1998, plus acquired managed assets of $486 million, partially offset by normal portfolio amortization and prepayments.

         The reserve for credit losses increased to $238.3 million at March 31, 1999 from $207.6 million at December 31, 1998. At March 31, 1999, the reserve for credit losses represents 2.1% of ending managed assets (excluding participations) compared to 2.0% at year-end. Non-accruing assets at March 31, 1999 increased to $228.4 million, or 2.0% of ending managed assets (excluding participations), compared to $205.2 million, or 2.0% of ending managed assets (excluding participations) at year end. The Sirrom acquisition included $469 million of lending assets, $12 million (2.6%) of which were nonaccruing. The reserve for credit losses against the acquired Sirrom lending assets was $24.9 million or 5.3%.

         At March  31,  1999,  FINOVA  had  $9.33  billion  of debt  outstanding compared to $8.39 billion at December 31, 1998. Included in debt at March 31, 1999 is approximately $4.13 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. FINOVA's debt at the end of the first quarter of 1999 is 5.59 times the company's equity base of $1.67 billion (including $111.6 million of convertible preferred stock). At year-end 1998, FINOVA's debt was 6.56 times the equity base of $1.28 billion.

         Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the three months ended March 31, 1999, FINOVA issued $956 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $286 million. During the same period, FINOVA repaid $309 million of long-term borrowings.

SEGMENT REPORTING

         FINOVA's business is organized into three market groups, which are also its reportable segments: Commercial Finance, Specialty Finance and Capital Markets. Management principally relies on total net revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

         Total net revenue is the sum of operating margin and gains on disposal of assets. Income before allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations and participations sold.

         COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based
businesses  that  lend  against  collateral  such  as  cash  flows,   inventory,
receivables and leased assets.

         Total net revenue was $51.7 million in 1999 compared to $46.0 million for the first quarter of 1998, an increase of 12.4%. The increase was primarily due to a 17.9% increase in managed assets over the first quarter of 1998, partially offset by a decrease in fee-based volume in Commercial Services. Overall, fee-based volume decreased to $1.09 billion in 1999 from $1.15 billion in the first quarter of 1998.

         Income before allocations increased 35.6% to $24.3 million in 1999 compared to $18.0 million in the first quarter of 1998. In addition to portfolio growth, the increase resulted from lower write-offs in 1999.

         Managed assets grew to $3.3 billion in the first quarter of 1999 from $2.8 billion in 1998. Strong growth in Rediscount Finance, Business Credit and the recent acquisitions of Growth Finance and Preferred Business Credit drove the growth in managed assets. Excluding the recent acquisitions, managed assets grew by 15.7%.

         SPECIALTY FINANCE. Specialty Finance includes businesses that lend to a variety of highly focused industry-specific niches.

         Total net revenue increased 26.7% to $94.2 million in the first quarter of 1999, compared to $74.4 million in 1998, while income before allocations grew 31.2% to $77.7 million in the first quarter of 1999 compared to $59.3 million in 1998. Both increases were primarily due to 19.7% growth in average earning assets. The segment was able to keep net write-offs at a relatively constant rate, while decreasing operating expenses as a percentage of spread and average managed assets.

         Managed assets grew to $7.3 billion in the first quarter of 1999 from $6.2 billion in 1998, an increase of 19.3%. The growth in managed assets was driven by new business of $3.2 billion during the 12 months ended in March 1999 compared to $2.5 billion during the 12 months ended in March 1998. The growth was spread across all business units with Transportation Finance and Franchise Finance contributing most to the growth in managed assets.

         CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment at the acquisition date, March 22, 1999.

         Total net revenue was $9.4 million in the first quarter of 1999 compared to $9.5 million in 1998. Loss before allocations was $17 thousand compared to income of $3.1 million in 1998. The decrease in net revenue and income before allocations was primarily attributable to a decline in volume-based fees to $1.6 million in the first quarter of 1999 compared to $9.3 million in 1998, resulting from the lower fee-based volume generated, lower returns on fee volume generated and higher operating expenses during the quarter. Offsetting the 1999 decline were increases in loan revenue and gains on disposal of assets.

         Managed assets grew to $925 million at March 31, 1999 compared to $181 million at March 31, 1998, from the acquisition of Mezzanine Capital and the increase in financing contracts held for sale.

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

         As of March 31, 1999, FINOVA has completed all the necessary changes to make mission critical applications year 2000 compliant. FINOVA now estimates that 99% of its portfolio is on systems that are ready for the change in century. Acquisitions made during 1998 are expected to be on compliant systems by the end of the second quarter. Similarly, acquisitions made or proposed in 1999 are being reviewed with year 2000 compliance issues to be addressed in a prompt manner. Where possible, new acquisitions will be migrated to existing FINOVA applications that are already year 2000 ready.

         Costs incurred to bring FINOVA's internal systems into year 2000 compliance are not expected to have a material impact on FINOVA's results of operations. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over their estimated useful lives. FINOVA estimates it will incur approximately $300,000 in expenses and $1.8 million in capital costs related to year 2000 compliance. Estimates are reviewed and revised as necessary on a quarterly basis. Through March 31, 1999, FINOVA has incurred expenses of $158,000 and capital costs of $1.5 million.

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

         FINOVA routinely assesses the year 2000 compliance status of its borrowers and generally requires that they provide representations and warranties regarding the status. FINOVA also attempts to monitor their progress with questionnaires and other means.

         FINOVA believes under its reasonably possible worst case year 2000 scenario, a number of its borrowers and service providers would not be capable of performing their contractual obligations to FINOVA. The financial impact of this scenario and the Company's responses are currently under assessment.

         FINOVA is assessing the need for contingency plans related to year 2000 compliance in the first half of 1999. It plans to develop additional contingency plans as necessary throughout 1999. FINOVA maintains and deploys contingency plans designed to address various other potential business interruptions. In some respects, these plans may address interruptions resulting from FINOVA or a third party's failure to be year 2000 compliant, but the plans have not been updated to specifically address the year 2000 issue as of March 31, 1999.

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

         A summary of the revaluation of the sale of assets into the mini-CMBS structure and the subsequent results of the sale of approximately 70% of the mini CMBS loans into a permanent CMBS structure in April 1999 is as follows. The results of the April 1999 transaction will be reported in the second quarter.

                                         Mini-CMBS Structure - 1998     1999
                                         ---------------------------------------
                                           As Previously     As      Sale of 70%
                                              Reported    restated    in April
                                              --------    --------    --------
                                                   Dollars in Thousands

Loans sold into CMBS Structure                $724,257     $724,257   $

Proceeds - Permanent CMBS Structure                                    526,270

Principal A (Senior security interest)         678,686      678,686    474,650
Principal B (Subordinated retained interest)    91,708       65,033     45,206
                                              --------     --------   --------
Basis                                          770,394      743,719    519,856

Gross gain                                      46,137       19,462      6,414

Commissions & expenses                          (3,862)      (3,156)    (4,433)
Recourse obligations                              (278)      (5,827)     4,091
Hedge (losses) gains                           (20,443)     (20,443)     6,223
Valuation adjustment                            (5,500)
                                              --------     --------   --------
Net gain/(loss)                               $ 16,054     $ (9,964)  $ 12,295
                                              ========     ========   ========

         Including stock repurchases to date in the second quarter, FINOVA repurchased 1.5 million shares of its common stock during 1999. These shares are intended to fund awards under FINOVA's stock incentive plan.

         In the second quarter of 1999, FINOVA expanded its credit facilities supporting its commercial paper program to an aggregate of $4.5 billion, through the addition of a new $500 million, 364 day revolving credit agreement with various lenders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes from the information provided in the report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit No.          Document
          -----------          --------
              11             Computation of Earnings Per Share.

              12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividends (interim period).

              27 Financial Data Schedule for the three months ended March 31, 1999.

     (b)  Reports on Form 8-K:

               A Report on Form 8-K, dated May 7, 1999, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the first quarter ended March 31, 1999 (unaudited) and certain additional information.

                              THE FINOVA GROUP INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE FINOVA GROUP INC.
                                      (Registrant)



Dated: May 17, 1999               By: /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
                                     Chief Financial Officer and Controller
                                     Principal Financial and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                            MARCH 31, 1999 FORM 10-Q


         Exhibit No                    Document
         ----------                    --------

            11          Computation of Earnings Per Share.

            12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividends (interim period).

            27          Financial Data Schedule for the three months ended
                        March 31, 1999.