Form 10-Q/A
period 1999-03-31
FINOVA GROUP INC
filed 1999-09-08
CIK 883701

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

As of September 3, 1999, 61,159,000 shares of Common Stock ($0.01 par value) were outstanding.

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

                              THE FINOVA GROUP INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                     1999              1998
                                                    restated         restated
                                                  ------------     ------------
OPERATING ACTIVITIES:
 Net income                                        $  50,057        $  39,741
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for credit losses                          9,500            9,500
  Depreciation and amortization                       24,315           22,734
  Gains on disposal of assets                        (12,370)          (1,525)
  Deferred income taxes                               35,283           15,373
 Change in assets and liabilities, net of
  effects from acquisitions                          (74,241)         (81,738)
 Other                                               (14,565)           1,739
                                                   ---------        ---------
     Net cash provided by operating
      activities                                      17,979            5,824
                                                   ---------        ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                         56,204           48,955
 Principal collections on financing transactions     381,104          321,553
 Expenditures for financing transactions            (776,238)        (533,579)
 Expenditures for CMBS transactions                 (159,069)
 Net change in short-term financing transactions    (329,787)        (132,795)
 Cash received in acquisition                         20,942
 Other                                                   739              824
                                                   ---------        ---------
     Net cash used in investing activities          (806,105)        (295,042)
                                                   ---------        ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and
  short-term loans                                   285,935          473,796
 Long-term borrowings                                855,000          100,000
 Repayment of long-term borrowings                  (309,225)        (223,430)
 Proceeds from exercise of stock options               8,683            3,144
 Dividends                                            (8,967)          (7,904)
 Net change in due to clients                         (1,786)         (39,414)
                                                   ---------        ---------
     Net cash provided by financing activities       829,640          306,192
                                                   ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                 41,514           16,974
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        49,518           33,190
                                                   ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $  91,032        $  50,164
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

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three month period ended March 31, 1999, the Company's management determined that certain noncash amounts had not been properly reflected in the Condensed Statement of Consolidated Cash Flows. As a result, the Condensed Statement of Consolidated Cash Flows for the three month period ended March 31, 1999, has been restated from the amounts previously reported.

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
                                              ========     ========   ========

         Including stock repurchases  through May 13, 1999,  FINOVA  repurchased
1.5 million shares of its common stock during 1999. These shares are intended to fund awards under FINOVA's stock incentive plan.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit No.          Document
          -----------          --------

              11 Computation of Earnings Per Share. (incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999.

              12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividends (interim period). (incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999.

              27       Financial Data Schedule for the three months ended
                       March 31, 1999. (incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999.


     (b)  Reports on Form 8-K:

          A Report on Form 8-K, dated March 22, 1999, was filed by Registrant which reported under Items 5 and 7 the consummation of the acquisition of Sirrom Capital Corporation and related information.

          A Report on Form 8-K, dated April 14, 1999, was filed by Registrant which reported under Items 5 and 7 the postponement of the release of its reported earnings for the first quarter of 1999 and potential revisions to its 1998 financial statements.

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


                                  THE FINOVA GROUP INC.
                                      (Registrant)



Dated: September 8, 1999          By: /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
                                     Chief Financial Officer and Controller
                                     Principal Financial and Accounting Officer