Form 10-Q/A
period 1999-06-30
FINOVA GROUP INC
filed 1999-09-08
CIK 883701

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
                                    ============    ============    ============    ============

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1999          1998
                                                       restated      restated
                                                      -----------   -----------
OPERATING ACTIVITIES:
  Net income                                          $   103,719   $    80,272
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses                            26,500        25,500
    Depreciation and amortization                          49,204        48,836
    Gains on disposal of assets                           (31,130)       (8,957)
    Deferred income taxes                                  55,017        22,084
  Change in assets and liabilities, net of effects
    from acquisitions:
    Increase in other assets                              (35,444)      (52,745)
    Decrease in accounts payable and accrued expenses     (64,953)      (14,382)
    Increase in interest payable                            8,505         3,758
  Other                                                    (5,057)        2,465
                                                      -----------   -----------
    Net cash provided by operating activities             106,361       106,831
                                                      -----------   -----------
INVESTING ACTIVITIES:
  Proceeds from sale of assets                             92,312       167,065
  Proceeds from sale of securitized assets                               31,126
  Proceeds from sale of commercial mortgage
    backed securities ("CMBS") assets                     168,294
  Principal collections on financing transactions       1,181,835       902,960
  Expenditures for financing transactions              (1,630,586)   (1,104,014)
  Expenditures for CMBS transactions                     (280,624)
  Net change in short-term financing transactions        (490,811)     (582,042)
  Cash received in acquisition                             20,942
  Other                                                     1,442         1,303
                                                      -----------   -----------
    Net cash used in investing activities                (937,196)     (583,602)
                                                      -----------   -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper and
    short-term loans                                      555,839       623,870
  Long-term borrowings                                    955,000       610,000
  Repayment of long-term borrowings                      (484,077)     (653,316)
  Proceeds from exercise of stock options                  27,627         4,716
  Common stock purchased for treasury                     (75,584)       (9,771)
  Dividends                                               (18,741)      (15,815)
  Net change in due to clients                           (107,411)      (83,326)
                                                      -----------   -----------
    Net cash provided by financing activities             852,653       476,358
                                                      -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           21,818          (413)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             49,518        33,190
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    71,336   $    32,777
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

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the six month period ended June 30, 1999, the Company's management determined that certain noncash amounts had not been properly reflected in the Condensed Statement of Consolidated Cash Flows. As a result, the Condensed Statement of Consolidated Cash Flows for the six month period ended June 30, 1999, has been restated from the amounts previously reported.

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

     From July 1, 1999 to August 13, 1999 FINOVA repurchased 290,000 shares of its common stock. These shares are intended to fund awards under FINOVA's stock incentive plan or for other uses approved by the Company's Board or its Executive Committee.

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

         12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividends (interim period). (incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1999, filed on August 13, 1999.

         27 Financial Data Schedule (incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1999, filed on August 13, 1999.


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