Form 10-Q
period 1999-09-30
FINOVA GROUP INC
filed 1999-11-15
CIK 883701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


                         Commission file number 1-11011


                              THE FINOVA GROUP INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                              86-0695381
(State or other jurisdiction of                                                 (I.R.S. Employer
incorporation or organization)                                               Identification No.)


1850 North Central Ave., P. O. Box 2209, Phoenix, AZ (until December 10, 1999)        85002-2209
4800 North Scottsdale Road, Scottsdale AZ (after December 10, 1999)                        85251
(Address of principal executive offices)                                              (Zip Code)


Registrant's telephone number, including area code        (until December 10, 1999) 602/207-6900
                                                          (after December 10, 1999) 480/636-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10,1999 61,227,238 shares of Common Stock ($0.01 par value) were outstanding.

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Part I   FINANCIAL INFORMATION...............................................1

Item 1.  Financial Statements................................................1

         Condensed Consolidated Balance Sheets...............................1
         Condensed Statements of Consolidated Income.........................2
         Condensed Statements of Consolidated Cash Flows.....................3
         Notes to Interim Condensed Consolidated Financial Information.......4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........15


Part II  OTHER INFORMATION..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures..................................................................17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands) (Unaudited)

                                                                    December 31,
                                                   September 30,       1998
                                                       1999          restated
                                                   ------------    ------------
ASSETS:
Cash and cash equivalents                          $     76,858    $     49,518
Investment in financing transactions:
  Loans and other financing contracts                 9,170,823       7,354,736
  Leveraged leases                                      816,849         773,942
  Operating leases                                      681,815         648,185
  Fee-based receivables                                 614,668         626,499
  Direct financing leases                               375,807         396,759
  Financing contracts held for sale                     313,805         220,100
                                                   ------------    ------------
                                                     11,973,767      10,020,221
  Less reserve for credit losses                       (248,290)       (207,618)
                                                   ------------    ------------
Net investment in financing transactions             11,725,477       9,812,603
Investments                                             304,557         124,792
Goodwill and other assets                               616,073         454,323
                                                   ------------    ------------
                                                   $ 12,722,965    $ 10,441,236
                                                   ============    ============
LIABILITIES:
Accounts payable and accrued expenses              $    146,419    $    154,137
Due to clients                                          118,566         205,655
Interest payable                                         74,125          65,817
Senior debt                                          10,289,419       8,394,578
Deferred income taxes                                   391,187         342,268
                                                   ------------    ------------
                                                     11,019,716       9,162,455
                                                   ------------    ------------
Commitments and contingencies
Company-obligated mandatory redeemable
  convertible preferred securities of
  subsidiary trust solely holding convertible
  debentures of FINOVA, net of expenses ("TOPrS")       111,550         111,550

SHAREOWNERS' EQUITY:
Common stock, $0.01 par value, 400,000,000
  shares authorized, 64,849,000 and 58,555,000
  shares issued, respectively                               648             585
Additional capital                                    1,117,670         765,050
Retained income                                         643,837         515,057
Accumulated other comprehensive income                    7,017             686
Common stock in treasury, 3,645,000 and
  2,834,000 shares, respectively                       (177,473)       (114,147)
                                                   ------------    ------------
                                                      1,591,699       1,167,231
                                                   ------------    ------------
                                                   $ 12,722,965    $ 10,441,236
                                                   ============    ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.

                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)


                                         Three Months Ended              Nine Months Ended
                                           September 30,                   September 30,
                                    ----------------------------    ----------------------------
                                                        1998                            1998
                                        1999          restated          1999          restated
                                    ------------    ------------    ------------    ------------
Interest and income earned
  from financing transactions       $    289,160    $    229,290    $    801,360    $    644,104
Operating lease income                    29,528          24,019          86,249          88,107
Interest expense                        (150,142)       (121,937)       (420,478)       (346,909)
Operating lease depreciation             (19,435)        (13,875)        (53,381)        (51,540)
                                    ------------    ------------    ------------    ------------
Interest margins earned                  149,111         117,497         413,750         333,762
Volume-based fees                         14,317          16,687          38,316          57,946
                                    ------------    ------------    ------------    ------------
Operating margin                         163,428         134,184         452,066         391,708
Provision for credit losses              (25,550)        (19,000)        (52,050)        (44,500)
                                    ------------    ------------    ------------    ------------
Net interest margins earned              137,878         115,184         400,016         347,208
Gains on disposal of assets               14,880           6,471          46,010          15,429
                                    ------------    ------------    ------------    ------------
                                         152,758         121,655         446,026         362,637
Operating expenses                       (62,500)        (53,047)       (183,338)       (159,132)
                                    ------------    ------------    ------------    ------------
Income before income taxes and
  preferred dividends                     90,258          68,608         262,688         203,505
Income taxes                             (34,407)        (25,824)       (101,226)        (78,554)
                                    ------------    ------------    ------------    ------------
Income before preferred dividends         55,851          42,784         161,462         124,951
Preferred dividends, net of tax             (946)           (946)         (2,837)         (2,837)
                                    ------------    ------------    ------------    ------------
NET INCOME                          $     54,905    $     41,838    $    158,625    $    122,114
                                    ============    ============    ============    ============

Basic earnings per share            $       0.90    $       0.75    $       2.66    $       2.18
                                    ============    ============    ============    ============
Adjusted weighted average shares
outstanding                           60,860,000      56,032,000      59,540,000      56,143,000
                                    ============    ============    ============    ============
Diluted earnings per share          $       0.86    $       0.71    $       2.52    $       2.05
                                    ============    ============    ============    ============
Adjusted weighted average shares
outstanding                           65,024,000      60,683,000      64,103,000      60,944,000
                                    ============    ============    ============    ============
Dividends per common share          $       0.18    $       0.16    $       0.50    $       0.44
                                    ============    ============    ============    ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                                       1998
                                                        1999         restated
                                                     -----------    ------------
OPERATING ACTIVITIES:
  Net income                                         $   158,625    $   122,114
  Adjustments to reconcile net income to net cash
         provided by operating activities:
      Provision for credit losses                         52,050         44,500
      Depreciation and amortization                       76,986         68,726
      Gains on disposal of assets                        (46,010)       (15,429)
      Deferred income taxes                               87,133         46,959
  Change in assets and liabilities,
    net of effects from acquisitions:
      Increase in other assets                           (70,643)      (105,488)
      Decrease in accounts payable
        and accrued expenses                             (58,385)       (16,317)
      Increase (decrease) in interest payable              6,655        (11,418)
      Other                                               (1,609)          (571)
                                                     -----------    -----------
     Net cash provided by operating activities           204,802        133,076
                                                     -----------    -----------
INVESTING ACTIVITIES:
  Proceeds from sale of assets                           226,047        173,114
  Proceeds from sale of securitized assets                               77,478
  Proceeds from sales of commercial mortgage
    backed securities ("CMBS") assets                    243,762
  Principal collections on financing transactions      1,619,549      1,453,757
  Expenditures for financing transactions             (2,720,924)    (2,215,432)
  Expenditures for CMBS transactions                    (421,329)
  Net change in short-term financing transactions       (757,307)      (561,278)
  Cash received in acquisitions                           20,942
  Other                                                    2,598          1,742
                                                     -----------    -----------
     Net cash used in investing activities            (1,786,662)    (1,070,619)
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper
    and short-term loans                                 591,928        874,741
  Long-term borrowings                                 1,788,592        915,000
  Repayment of long-term borrowings                     (591,791)      (663,572)
  Proceeds from exercise of stock options                 26,677          9,290
  Common stock purchased for treasury                    (89,272)       (50,499)
  Dividends                                              (29,845)       (24,837)
  Net change in due to clients                           (87,089)       (77,747)
                                                     -----------    -----------
    Net cash provided by financing activities          1,609,200        982,376
                                                     -----------    -----------
INCREASE  IN CASH AND CASH EQUIVALENTS                    27,340         44,833

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            49,518         33,190
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $    76,858    $    78,023
                                                     ===========    ===========

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE A BASIS OF PREPARATION

     The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

     The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the quarter and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 1998.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

     The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income was $56.6 million and $42.6 million for the three months ended September 30, 1999 and 1998, respectively and $165.0 million and $122.6 million for the nine months ended September 30 1999 and 1998, respectively. The primary component of comprehensive income other than net income was unrealized holding gains.

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

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
Dollars in Thousands                                   1999            1998
                                                       ----            ----
Total net revenue (loss):
  Commercial Finance                              $    159,977    $    138,215
  Specialty Finance                                    278,298         254,637
  Capital Markets                                       67,084           9,924
  Corporate and other                                   (7,283)          4,361
                                                  ------------    ------------
Consolidated total                                $    498,076    $    407,137
                                                  ============    ============
Income (loss) before allocations:
  Commercial Finance                              $     70,145    $     54,564
  Specialty Finance                                    223,602         204,624
  Capital Markets                                       19,827         (10,236)
  Corporate and other, overhead and
     unallocated provision for credit losses           (50,886)        (45,447)
                                                  ------------    ------------
Income from continuing operations
  before income taxes                             $    262,688    $    203,505
                                                  ============    ============

                                                          September 30,
                                                  ----------------------------
                                                      1999            1998
                                                      ----            ----
Managed assets:
  Commercial Finance                              $  3,529,133    $  2,928,326
  Specialty Finance                                  7,841,607       6,626,414
  Capital Markets                                    1,044,259         293,933
  Corporate and other                                   89,306          87,890
                                                  ------------    ------------
Consolidated total                                  12,504,305       9,936,563
Less securitizations and participations sold          (530,538)       (516,019)
                                                  ------------    ------------
Investment in financing transactions              $ 11,973,767    $  9,420,544
                                                  ============    ============


NOTE D ACQUISITION OF SIRROM CAPITAL CORPORATION

     In March 1999, FINOVA acquired Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $343 million in FINOVA common stock, excluding converted stock options. Total assets acquired were $619 million, including $65 million in goodwill and $278 million in assumed liabilities and transaction costs. Goodwill is subject to change due to a preliminary estimate of fair values of various private equities and loan balances at the date of acquisition. Goodwill is being amortized over 25 years and covenants not to compete, which are included in goodwill, are being amortized over 3 years.

     The accompanying unaudited pro forma information gives effect to the merger as if it had occurred on January 1, 1999 and 1998 and combines the historical consolidated information of FINOVA and Sirrom for the nine months ended September 30, 1999 and 1998.

     The unaudited comparative pro forma information is not necessarily indicative of the results that actually would have occurred had the merger been consummated on the dates indicated or that may be obtained in the future. The unaudited pro forma financial information does not give effect to the potential cost savings and other synergies that may result from the merger or the possible cash-out of existing stock options held by employees of Sirrom that became fully vested by reason of the adoption of the merger agreement by Sirrom stockholders. There can be no assurance that FINOVA will realize cost savings or synergies from this or any other acquisition. Included in the historical operations of Sirrom for the first nine months of 1999 are approximately $27 million of nonrecurring charges, a significant portion of which related to the acquisition.

Comparative Pro Forma Information                Nine Months Ended September 30,
(Dollars in thousands, except per share data)        1999            1998
                                                     ----            ----
Total revenue                                     $ 902,936        $ 786,821
Net income                                        $ 106,035        $  94,942
Earnings per share - diluted                      $    1.63        $    1.46
Earnings per share - basic                        $    1.72        $    1.53

     The acquisition resulted in an excess purchase price over the historical net assets acquired. The excess is allocated to the net assets acquired and liabilities assumed, as follows:

Allocation of purchase price:
Purchase price                                                        $ 342,730
Elimination of historical stockholders' equity of Sirrom               (264,056)
                                                                      ---------
Estimated excess purchase price                                       $  78,674
                                                                      =========
Allocation of excess:
  Elimination of unamortized debt costs                               $  (3,227)
  Deferred income taxes                                                  44,152
  Assumed liabilities                                                   (26,802)
  Goodwill                                                               64,551
                                                                      ---------
                                                                      $  78,674
                                                                      =========

NOTE E RESTATEMENT

     Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that it should revalue its retained interest in a mini-commercial mortgage-backed securities ("mini-CMBS") transaction. The revaluation resulted in a reduction of the value of the retained portion of the loans and reduced the Company's previously reported gross gains on the transaction. The Company's management also determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but electing to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the nine months ended September 30, 1998 for the revaluation of the retained interest in the mini-CMBS transaction and to defer and amortize loan costs over the estimated loan life in accordance with SFAS No. 91, as well as to make several other less material adjustments.

     A summary of the significant effects of the restatements for the three and nine months ended September 30, 1998 is as follows:

                                Three Months Ended            Nine Months Ended
                                September 30, 1998            September 30, 1998
                                ------------------            ------------------
(Dollars in thousands,     As previously               As previously
except per share data)       Reported     As restated    Reported    As restated
                             --------     -----------    --------    -----------
Interest margins earned       $120,744     $117,497     $ 343,543     $ 333,762
Gains on disposal of assets     13,438        6,471        24,243        15,429
Operating expenses             (61,097)     (53,047)     (175,834)     (159,132)
Net income                      43,132       41,838       123,244       122,114

Basic earnings per share      $   0.77     $   0.75     $    2.20     $    2.18
Diluted earnings per share    $   0.73     $   0.71     $    2.07     $    2.05

NOTE F EARNINGS PER SHARE

     Basic earnings per share exclude the effects of dilution and are computed by dividing income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These per share calculations are presented for the three and nine months ended September 30, 1999 and 1998 on the Condensed Statements of Consolidated Income and are detailed below:

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                                     -------------                     -------------
                                                                  1998                            1998
(Dollars in thousands, except per share data)     1999           restated         1999           restated
                                                  ----           --------         ----           --------
BASIC EARNINGS PER SHARE COMPUTATION:

Net income                                     $     54,905    $     41,838    $    158,625    $    122,114
                                               ============    ============    ============    ============
Weighted average shares outstanding              61,173,000      56,331,000      59,810,000      56,414,000
Contingently issued shares                         (313,000)       (299,000)       (270,000)       (271,000)
                                               ------------    ------------    ------------    ------------
Adjusted weighted average shares                 60,860,000      56,032,000      59,540,000      56,143,000
                                               ============    ============    ============    ============

Basic earnings per share                       $       0.90    $       0.75    $       2.66    $       2.18
                                               ============    ============    ============    ============

DILUTED EARNINGS PER SHARE COMPUTATION:

Net income                                     $     54,905    $     41,838    $    158,625    $    122,114
Preferred dividends, net of tax                         946             946           2,837           2,837
                                               ------------    ------------    ------------    ------------
Income before preferred dividends              $     55,851    $     42,784    $    161,462    $    124,951
                                               ============    ============    ============    ============

Weighted average shares outstanding              61,173,000      56,331,000      59,810,000      56,414,000
Contingently issued shares                         (313,000)       (220,000)       (270,000)       (192,000)
Incremental shares from assumed conversions:
  Stock options                                   1,226,000       1,634,000       1,625,000       1,784,000
  Convertible preferred securities                2,938,000       2,938,000       2,938,000       2,938,000
                                               ------------    ------------    ------------    ------------
Total potential dilutive common shares            4,164,000       4,572,000       4,563,000       4,722,000
                                               ------------    ------------    ------------    ------------
Adjusted weighted average shares                 65,024,000      60,683,000      64,103,000      60,944,000
                                               ============    ============    ============    ============

Diluted earnings per share                     $       0.86    $       0.71    $       2.52    $       2.05
                                               ============    ============    ============    ============

NOTE G PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

                                      Revenue Accruing                       Nonaccruing
                              ---------------------------------   -------------------------------    Total
                                Market               Repossessed           Repossessed  Leases &    Carrying
                               Rate (1)    Impaired   Assets(2)  Impaired     Assets      Other      Amount      %
                               --------    --------   ---------  --------     ------      -----      ------    -----
Transportation Finance (3)      2,264,741  $ 56,141    $         $           $          $         $ 2,320,882   19.3
Resort Finance                  1,457,035               16,467      2,770      21,083               1,497,355   12.5
Rediscount Finance                967,389               16,722        756         172                 985,039    8.2
Corporate Finance                 875,910    36,810                46,342         901                 959,963    8.0
Commercial Equipment Finance      768,743     1,379      5,138     11,754      19,677      3,032      809,723    6.8
Specialty Real Estate Finance     726,340               35,910     14,987         290        194      777,721    6.5
Franchise Finance                 707,544     1,406      1,882      6,891       2,837        263      720,823    6.0
Healthcare Finance                640,759                5,789     37,462                    708      684,718    5.7
Communications Finance            676,051     9,399                17,714                             703,164    5.9
Distribution & Channel Finance    429,869    69,689                11,732                             511,290    4.3
Mezzanine Capital                 416,247    23,399                28,800                             468,446    3.9
Realty Capital                    551,286                                                             551,286    4.6
Business Credit                   339,770     5,752                19,467                             364,989    3.1
Public Finance                    164,215                                                             164,215    1.4
Commercial Services               271,515                           7,779         805                 280,099    2.3
Other (4)                          63,013       940                                       25,353       89,306    0.8
Growth Finance                     56,536                           3,685                              60,221    0.5
Investment Alliance                24,527                                                              24,527    0.2
                              -----------  --------    -------   --------    --------   --------  -----------  -----
TOTAL (5)                     $11,401,490  $204,915    $81,908   $210,139    $ 45,765   $ 29,550  $11,973,767  100.0
                              ===========  ========    =======   ========    ========   ========  ===========  =====

NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.3 million on repossessed assets year to date during 1999, including $1.7 million in Specialty Real Estate Finance, $0.8 million in Resort Finance, $0.4 million in Healthcare Finance, $1.1 million in Rediscount Finance, $0.2 million in Commercial Equipment Finance and $0.1 million in Franchise Finance.
(3) Transportation Finance includes $427.8 million of aircraft financing business booked through the London office.
(4) Primarily includes other assets retained from disposed or discontinued operations.
(5) Excludes $530.5 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $123.7 million in Franchise Finance and participations of $47.6 million in Corporate Finance, $27.2 million in Franchise Finance, $11.9 million in Rediscount Finance, $5.9 in Transportation Finance, $8.0 million in Business Credit and $6.2 million in Resort Finance.

RESERVE FOR CREDIT LOSSES:

     The reserve for credit losses at September 30, 1999 represents 2.1% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
                                                       (Dollars in Thousands)
Balance, beginning of period                         $ 207,618        $ 177,088
Provision for credit losses                             52,050           44,500
Write-offs                                             (42,183)         (38,672)
Recoveries                                               2,598            1,742
Reserves related to acquisitions                        23,763            2,460
Other                                                    4,444               43
                                                     ---------        ---------
Balance, end of period                               $ 248,290        $ 187,161
                                                     =========        =========

     At September 30, 1999 the total carrying amount of impaired loans was $415.1 million, of which $204.9 million were revenue accruing. A reserve for credit losses of $74.2 million has been established for $110.4 million of nonaccruing impaired loans and $79.9 million has been established for $138.8 million of accruing impaired loans. The remaining $94.2 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     THE FOLLOWING DISCUSSION RELATES TO THE FINOVA GROUP INC. AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA" OR THE "COMPANY"), INCLUDING FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA CAPITAL").

     Net income for 1998 has been restated to reflect adjustments described in the Company's report on Form 10-K/A Amendment No. 2 for the year ended December 31, 1998. The effects of the restatements for the nine months ended September 30, 1998 are presented in Note E of the Notes to Interim Consolidated Financial Statements, and have been reflected herein.

RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 1999 was $158.6 million ($2.52 per diluted share) compared to $122.1 million ($2.05 per diluted share) for the nine months ended September 30, 1998. The 1999 earnings per share computation includes a higher average share count primarily due to the 6.3 million additional shares issued in connection with the acquisitions of Sirrom Capital Corporation and Preferred Business Credit, Inc. in the first quarter of 1999.

     INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned were $413.8 million for the nine months ended September 30, 1999, an increase of 24% over interest margins earned of $333.8 million for the same period in 1998. The increase was principally due to annualized portfolio growth of 25% for the nine months ended September 30, 1999. Interest margins earned as a percentage of average earning assets were 5.3% for the nine months ended September 30, 1999, down from 5.4% for the same period in 1998.

     VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume-originated business rather than the balance of outstanding financing transactions during the period. For the nine months ended September 30, 1999, volume-based fees were $38.3 million compared to $57.9 million for the nine months ended September 30, 1998. The decrease was due to lower fee-based volume for the nine months ended September 30, 1999 than for the same period in the prior year ($4.8 billion vs. $5.4 billion) and lower commission rates earned on that volume (0.79% vs. 1.07%). The decrease in commission rates was primarily due to an increased percentage of structured finance (brokered) deals in Realty Capital which earn a lower average commission rate than other fee-based products (0.37%), and to the movement by Commercial Services to improved credits with lower commission rates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $52.1 million for the nine months ended September 30, 1999 compared to $44.5 million for the same period last year. Net write-offs during the first nine months of 1999 were $39.6 million compared to $36.9 million for the same period in 1998. Corporate Finance incurred $17.1 million in net write-offs in the first nine months of 1999 compared to $4.4 million in the first nine months of 1998. Net write-offs in Commercial Services were $4.4 million in the first nine months of 1999 compared to $21.0 million in the same period in 1998. Net write-offs in other lines of business for the first nine months of 1999 were comparable to net write-offs in the first nine months of 1998.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $46.0 million for the nine months ended September 30, 1999 compared to $15.4 million for the first nine months of 1998. Gains were earned on sales of investments ($16.1 million), sales of CMBS loans ($11.8 million), and on the sales of other assets ($18.1 million) including assets coming off lease in 1999. While in the aggregate FINOVA has historically recognized gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize gains in the future, depending, in part, on market conditions at the time of sale.

     OPERATING EXPENSES. Operating expenses increased $24.2 million to $183.3 million for the first nine months of 1999 compared to $159.1 million for the first nine months of 1998. This increase was attributable to Company growth including the addition of 155 employees (primarily through acquisitions) during the twelve months ended September 30, 1999. Operating expenses improved as a percentage of operating margins plus gains on disposal of assets to 36.8% for the nine months ended September 30, 1999 from 39.1% in the comparable period in 1998.

     INCOME TAXES. Income taxes were higher for the first nine months of 1999 compared to the corresponding period in 1998 primarily due to the increase in pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets were $12.50 billion at September 30, 1999 compared to $10.56 billion at December 31, 1998. Included in managed assets at September 30, 1999 were $11.97 billion in funds employed (including $313.8 million of financing contracts held for sale generated by FRC), $423.7 million of securitized assets managed by FINOVA and $106.9 million of participations sold to third parties. The increase in managed assets was due to funded new business of $3.43 billion for the nine months ended September 30, 1999, compared to $2.74 billion for the nine months ended September 30, 1998, plus $486 million of assets acquired in the first quarter of 1999, partially offset by prepayments and asset sales accompanied by normal portfolio amortization.

     The reserve for credit losses increased to $248.3 million at September 30, 1999 from $207.6 million at December 31, 1998. At September 30, 1999, the reserve for credit losses represented 2.1% of ending managed assets (excluding participations and financing contracts held for sale) compared to 2.0% at year-end. Nonaccruing assets increased to $285.5 million or 2.3% of ending managed assets (excluding participations) at September 30, 1999 from $249.6 million or 2.1% at June 30, 1999 and from $205.2 million or 2.0% at the end of 1998. Nonaccruing assets increased due to the acquisition of Sirrom Capital Corporation in the first quarter of 1999, and due to the transition of FINOVA's $33 million share of a large syndicated credit facility held by the Healthcare Finance line of business to nonaccruing status in the third quarter of 1999.

     At September 30, 1999, FINOVA had $10.29 billion of debt outstanding, representing 6.04 times the Company's equity base of $1.70 billion (including $111.6 million of convertible preferred securities). Included in debt at September 30, 1999 was approximately $4.34 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. At year-end 1998, FINOVA's debt was 6.56 times the equity base of $1.28 billion. The reduction in the Company's leverage was primarily the result of adding $343 million of equity in conjunction with the Sirrom acquisition partially offset by the repurchase of 1.8 million shares of FINOVA common stock which reduced outstanding equity by $89.3 million during the first nine months of 1999.

     Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the nine months ended September 30, 1999, FINOVA issued $1.79 billion of new long-term borrowings and recognized a net increase in commercial paper outstanding of $592.2 million. During the same period, FINOVA repaid $591.8 million of long-term borrowings.

     FINOVA repurchased 1,815,000 shares of its common stock during the first nine months of 1999. These shares are intended to fund awards under FINOVA's stock incentive plan or for other uses approved by the Company's Board or its Executive Committee.

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

     COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based businesses that provide financing through revolving credit facilities and term loans secured by assets such as receivables and inventories, as well as providing factoring and management services.

     Total net revenue was $160.0 million in 1999 compared to $138.2 for the first nine months of 1998, an increase of 15.7%. The increase was primarily due to a 20.5% increase in managed assets over the first nine months of 1998, partially offset by the effects of competitive pressures on pricing in the asset-based lending businesses, a decrease in fee-based volume and a 21 basis point reduction in the average rate earned on that volume. Fee-based volume decreased for the segment to $3.15 billion in 1999 from $3.30 billion in the first nine months of 1998.

     Income before allocations increased 28.6% to $70.1 million in 1999 compared to $54.6 million in the first nine months of 1998. In addition to portfolio growth, the increase resulted from lower net write-offs in 1999 in the Commercial Services line of business ($4.4 million in 1999 vs. $21.0 million in the first nine months of 1998), partially offset by higher net write-offs in Corporate Finance ($17.1 million in 1999 vs. $4.4 million in the first nine months of 1998).

     Managed assets grew to $3.53 billion in the first nine months of 1999 from $2.93 billion in the same period in 1998, primarily due to increases in Rediscount Finance and Corporate Finance. The addition of Growth Finance, which is composed of two small acquisitions, also added to the growth in managed assets at September 30, 1999. New business in Commercial Finance for the first nine months of 1999 was $874.5 million compared to $592.5 million for the first nine months of 1998.

     SPECIALTY FINANCE. Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

     Total net revenue increased to $278.3 million in the first nine months of 1999, compared to $254.6 million in the same period of 1998. The increase in revenue was attributable to 18.3% growth in managed assets, partially offset by the effects of a one-time revenue enhancement recorded in 1998 from the refinancing of non-recourse debt in a real estate leveraged lease.

     Income before allocations increased to $223.6 million for the nine months ended September 30, 1999 from $204.6 million for the same period in 1998. The increase in income was primarily due to the growth in total net revenue over the nine months ended September 30, 1998.

     Managed assets grew to $7.84 billion in the first nine months of 1999 from $6.63 billion in the same period of 1998, an increase of 18.3%. The growth in managed assets was driven by new business originations (leases and loans) of $2.36 billion during the 1999 period, compared to $2.09 billion in 1998, and by a $129 million decrease in prepayments and asset sales in 1999 compared to the same period in 1998.

     CAPITAL  MARKETS.   Capital  Markets,  in  conjunction  with  institutional
investors, provides commercial mortgage banking services and debt and equity capital funding. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment late in the first quarter of 1999.

     Total net revenue increased to $67.1 million in the nine months ended September 30, 1999 from $9.9 million in the same period of 1998. The increase was primarily due to the acquisition of Mezzanine Capital and to the recognition of $11.8 million in gains on sales of CMBS loans by Realty Capital in the 1999 period, compared to $13 million in losses in the same period of 1998. The increase was partially offset by lower volume-based fees for Realty Capital in 1999 due to an increased percentage of structured finance (brokered) deals with lower commission rates.

     Income before allocations was $19.8 million in the first nine months of 1999 compared to a loss of $10.2 million in the first nine months of 1998. The increase in income was primarily due to higher total net revenue in the first nine months of 1999, partially offset by higher operating expenses due to the acquisition of Mezzanine Capital in the first quarter of 1999.

     Managed assets increased to $1.04 billion at September 30, 1999 from $293.9 million at September 30, 1998. The acquisition of Mezzanine Capital added $469 million of managed assets to the segment. The remaining increase was principally due to additional fundings of Realty Capital's held-to-maturity portfolio and continued origination of CMBS loans.

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

     As of September 30, 1999, FINOVA has completed all the necessary changes to make mission critical applications year 2000 compliant. FINOVA intends to promptly address year 2000 issues for any acquisitions consummated after this filing. Where appropriate, new acquisitions will be migrated to existing FINOVA applications that are already year 2000 ready.

     Costs incurred to bring FINOVA's internal systems into year 2000 compliance are not expected to have a material impact on FINOVA's results of operations. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over their estimated useful lives. As of September 30, 1999, FINOVA has incurred expenses of $207,000 and capital costs of $1.7 million related to year 2000 compliance efforts. FINOVA estimates that 90% of anticipated costs have been recognized but will continue to review and revise these figures as necessary on a quarterly basis.

     FINOVA's aggregate cost estimate does not include time and costs that may be incurred as a result of the failure of any third parties to become year 2000 compliant. FINOVA is communicating with customers, software vendors and others to determine if their applications or services are year 2000 compliant and to assess the potential impact on FINOVA related to this issue.

     Risks to FINOVA include that third parties may not have accurately assessed their state of readiness. Similarly, FINOVA cannot assure that the systems of other companies and government agencies on which FINOVA relies will be converted in a timely manner. While FINOVA believes all necessary work on internal systems has been completed, there can be no guarantee that all systems will be compliant by the year 2000.

     FINOVA routinely assesses the year 2000 compliance status of its borrowers and generally requires that they provide representations and warranties regarding their status. FINOVA also attempts to monitor their progress with questionnaires and other means.

     While FINOVA believes it has been diligent in its efforts to reasonably ensure its customers' and service providers' year 2000 compliance, it is possible under a worst case scenario for a number of its borrowers and service providers to not be capable of fully performing their contractual obligations to FINOVA. The financial impact of this worst case scenario cannot reliably be determined.

     FINOVA is developing contingency plans for the change in century by reviewing departmental needs and establishing procedures to operate manually in the event of a system failure. Existing Business Resumption Plans are expected to be updated by the end of November to address year 2000 issues as well as various other potential business interruptions. Vacation schedules and holiday schedules are being adjusted to help assure that sufficient staffing is available to address material problems. Critical support relationships will be contacted to help assure that they will be capable of servicing material issues that should arise in a prompt manner. There can be no assurance, however, that trained technical support personnel will be available at that time, as demand for their services could grow considerably.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed herewith:

          Exhibit No.                          Document
          -----------                          --------
              12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividends (interim period).

              27        Financial Data Schedule

     (b)  Reports on Form 8-K:

     A report on Form 8-K, dated October 15, 1999 was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1999 (unaudited).

                              THE FINOVA GROUP INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE FINOVA GROUP INC.
                                  (Registrant)


Dated: November 15, 1999                By: /s/ Bruno A. Marszowski
                                            ------------------------------------
                                            Bruno A. Marszowski, Senior Vice
                                            President, Chief Financial Officer
                                            and Controller Principal Financial
                                            and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1999 FORM 10-Q

          Exhibit No.                          Document
          -----------                          --------
              12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividends (interim period).

              27        Financial Data Schedule