Form 10-Q
period 2000-03-31
FINOVA GROUP INC
filed 2000-05-15
CIK 883701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20594


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number 1-11011


                              THE FINOVA GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                 86-0695381
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


       4800 North Scottsdale Road                        85251-7623
             Scottsdale, AZ                              (Zip Code)
(Address of Principal Executive Offices)


        Registrant's Telephone Number, Including Area Code: 480-636-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2000, 61,299,000 shares of Common Stock ($0.01 par value) were outstanding.

================================================================================

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Part I         Financial Information                                        1


     Item 1.  Financial Statements                                          1

               Condensed Statements of Consolidated Income                  2

               Condensed Statements of Consolidated Cash Flows              3

               Notes to Interim Condensed Consolidated Financial
                 Information                                                4

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8

     Item 3.  Quantitative and Qualitative Disclosure About
                Market Risk                                                14



Part II       Other Information                                            15


     Item 1.  Legal Proceedings                                            15

     Item 6.  Exhibits and Reports on Form 8-K                             15

     Signatures                                                            16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      March 31,    December 31,
                                                        2000           1999
                                                    ------------   ------------
ASSETS:
Cash and cash equivalents                           $     38,695   $    100,344
Investment in financing transactions:
   Loans and other financing contracts                10,721,268     10,446,356
   Leveraged leases                                      846,640        837,083
   Fee-based receivables                                 707,875        583,885
   Operating leases                                      605,177        592,495
   Direct financing leases                               600,001        494,175
   Financing contracts held for sale                                    167,983
                                                    ------------   ------------
                                                      13,480,961     13,121,977
   Less reserve for credit losses                       (269,339)      (264,983)
                                                    ------------   ------------
Net investment in financing transactions              13,211,622     12,856,994
Investments                                              441,305        446,489
Goodwill, net of accumulated amortization                361,960        367,241
Other assets                                             333,071        279,225
                                                    ------------   ------------
                                                    $ 14,386,653   $ 14,050,293
                                                    ============   ============

LIABILITIES:
Accounts payable and accrued expenses               $    130,407   $    167,073
Due to clients                                           219,057        146,607
Interest payable                                          99,296        114,397
Senior debt                                           11,742,426     11,407,767
Deferred income taxes                                    431,338        439,518
                                                    ------------   ------------
                                                      12,622,524     12,275,362
                                                    ------------   ------------
Commitments and contingencies
Company-obligated mandatory redeemable convertible
  preferred securities of subsidiary trust solely
  holding convertible debentures of FINOVA, net
  of expenses ("TOPrS")                                  111,550        111,550

SHAREOWNERS' EQUITY:
Common stock, $0.01 par value, 400,000,000
  shares authorized,  and 64,849,000 shares issued           648            648
Additional capital                                     1,109,000      1,109,521
Retained income                                          688,862        689,466
Accumulated other comprehensive income                    23,493         33,812
Common stock in treasury, 3,629,000 and 3,597,000
  shares, respectively                                  (169,424)      (170,066)
                                                    ------------   ------------
                                                       1,652,579      1,663,381
                                                    ------------   ------------
                                                    $ 14,386,653   $ 14,050,293
                                                    ============   ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Interest and income earned from financing
  transactions                                    $    339,193     $    245,222
Operating lease income                                  27,332           27,853
Interest expense                                      (189,082)        (131,183)
Operating lease depreciation                           (15,876)         (17,226)
                                                  ------------     ------------
Interest margins earned                                161,567          124,666
Volume-based fees                                       12,598           12,735
                                                  ------------     ------------
Operating margin                                       174,165          137,401
Provision for credit losses                            (98,000)          (9,500)
                                                  ------------     ------------
Net interest margins earned                             76,165          127,901
Gains on disposal of assets                             21,030           12,370
                                                  ------------     ------------
                                                        97,195          140,271
Operating expenses                                     (79,067)         (57,499)
                                                  ------------     ------------
Income before income taxes and preferred
  dividends                                             18,128           82,772
Income taxes                                            (6,770)         (31,769)
                                                  ------------     ------------
Income before preferred dividends                       11,358           51,003
Preferred dividends, net of tax                           (946)            (946)
                                                  ------------     ------------
NET INCOME                                        $     10,412     $     50,057
                                                  ============     ============

Basic earnings per share                          $       0.17     $       0.89
                                                  ============     ============

Adjusted weighted average shares outstanding        60,903,000       56,294,000
                                                  ============     ============

Diluted earnings per share                        $       0.17     $       0.83
                                                  ============     ============

Adjusted weighted average shares outstanding        61,635,000       61,318,000
                                                  ============     ============

 Dividends per common share                       $       0.18     $       0.16
                                                  ============     ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000         1999
                                                       ---------    ---------
OPERATING ACTIVITIES:
  Net income                                           $  10,412    $  50,057
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for credit losses                           98,000        9,500
    Depreciation and amortization                         24,501       24,315
    Deferred income taxes                                 (1,131)      35,283
  Change in assets and liabilities, net of effects
   from acquisitions
    Decrease in other assets                              18,317        8,018
    Decrease in accounts payable and accrued expenses    (36,666)     (64,789)
    Decrease in interest payable                         (15,101)     (11,927)
    Other                                                    563      (14,565)
                                                       ---------    ---------
    Net cash provided by operating activities             98,895       35,892
                                                       ---------    ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investments, net of gains         8,965
  Proceeds from sales of residual positions,
    net of gains                                           2,134       49,128
  Proceeds from sales of commercial mortgage
    backed securities ("CMBS") assets, net of gains      115,770
  Principal collections on financing transactions        578,569      366,679
  Expenditures for investments and other income
    producing activities                                 (28,114)      (9,318)
  Expenditures for financing transactions               (898,553)    (776,238)
  Expenditures for CMBS transactions                                 (159,069)
  Net change in fee-based receivables                   (123,990)       7,720
  Net change in revolving credit facilities             (211,803)    (324,601)
  Cash received in acquisitions                                        20,942
  Other                                                      700          739
                                                       ---------    ---------
    Net cash used in investing activities               (556,322)    (824,018)
                                                       ---------    ---------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper and
    short-term loans                                     675,329      285,935
  Long-term borrowings                                   120,000      855,000
  Repayment of long-term borrowings                     (461,260)    (309,225)
  Proceeds from exercise of stock options                    275        8,683
  Dividends                                              (11,016)      (8,967)
  Net change in due to clients                            72,450       (1,786)
                                                       ---------    ---------
    Net cash provided by financing activities            395,778      829,640
                                                       ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (61,649)      41,514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           100,344       49,518
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  38,695    $  91,032
                                                       =========    =========

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE A BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. (the "Company") and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

         The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

         The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income was $93 thousand and $35.6 million for the three months ended March 31, 2000 and 1999, respectively. The primary component of comprehensive income other than net income was unrealized holding gains (losses).

NEW ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. The Company is currently assessing the impact of SFAS No. 133 on the Company's financial position and results of operations.

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

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
(Dollars in Thousands)                                 2000            1999
                                                   ------------    ------------
Total net revenue (loss):
  Commercial Finance                               $     60,762    $     51,706
  Specialty Finance                                      99,063          94,231
  Capital Markets                                        44,909           9,416
  Corporate and other                                    (9,539)         (5,582)
                                                   ------------    ------------
Consolidated total                                 $    195,195    $    149,771
                                                   ============    ============

Income (loss) before allocations:
  Commercial Finance                               $    (41,986)   $     24,348
  Specialty Finance                                      77,316          77,743
  Capital Markets                                        21,809             (17)
  Corporate and other, overhead and
    unallocated provision for credit losses             (39,011)        (19,302)
                                                   ------------    ------------
Income from continuing operations
  before income taxes                              $     18,128    $     82,772
                                                   ============    ============


                                                             March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Managed assets:
  Commercial Finance                               $  4,137,986    $  3,258,093
  Specialty Finance                                   8,518,738       7,337,715
  Capital Markets                                       925,696         925,366
  Corporate and other                                    93,401          94,477
                                                   ------------    ------------
Consolidated total                                   13,675,821      11,615,651
Less securitizations and participations sold           (194,860)       (529,635)
                                                   ------------    ------------
Investment in financing transactions               $ 13,480,961    $ 11,086,016
                                                   ============    ============

NOTE D EARNINGS PER SHARE

         Basic earnings per share exclude the effects of dilution and are computed by dividing income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. For the three months ended March 31, 2000 convertible preferred stock and related dividends were antidilutive and, therefore, excluded from the calculation of diluted earnings per share. Basic and diluted earnings per share calculations are presented for the three months ended March 31, 2000 and 1999 on the Condensed Statements of Consolidated Income and are detailed below:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
(Dollars in thousands, except per share data)          2000            1999
                                                   ------------    ------------
BASIC EARNINGS PER SHARE COMPUTATION:
Net income                                         $     10,412    $     50,057
                                                   ============    ============

Weighted average shares outstanding                  61,197,000      56,545,000
Contingently issued shares (1)                         (294,000)       (251,000)
                                                   ------------    ------------
Adjusted weighted average shares                     60,903,000      56,294,000
                                                   ============    ============

Basic earnings per share                           $       0.17    $       0.89
                                                   ============    ============
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                         $     10,412    $     50,057
Preferred dividends, net of tax                                             946
                                                   ------------    ------------
Income before preferred dividends                  $     10,412    $     51,003
                                                   ============    ============

Weighted average shares outstanding                  61,197,000      56,545,000
Contingently issued shares (1)                         (291,000)       (167,000)
Incremental shares from assumed conversions:
Stock options                                           729,000       2,002,000
Convertible preferred securities                                      2,938,000
                                                   ------------    ------------
Total potential dilutive common shares                  729,000       4,940,000
                                                   ------------    ------------
Adjusted weighted average shares                     61,635,000      61,318,000
                                                   ============    ============

Diluted earnings per share                         $       0.17    $       0.83
                                                   ============    ============

Note:
----------
(1) Shares represent performance-based restricted stock.

NOTE E PORTFOLIO QUALITY

         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 2000
                             (Dollars in Thousands)

                                           Revenue Accruing                       Nonaccruing
                                 ----------------------------------  -------------------------------
                                    Market              Repossessed            Repossessed   Lease &  Total Carrying
                                   Rate (1)   Impaired   Assets (2)  Impaired     Assets      Other        Amount       %
                                 -----------  --------    --------   --------    --------   --------    -----------   -----
Commercial Finance Group
  Corporate Finance              $ 1,099,307  $ 38,198    $          $ 49,054    $  1,992   $          $ 1,188,551      8.8
  Rediscount Finance               1,049,904               10,819         631       3,005                1,064,359      7.9
  Business Credit                    877,424     9,552                 39,178       5,883                  932,037      6.9
  Distribution & Channel Finance     534,152    11,799                 16,149                              562,100      4.2
  Commercial Services                288,855     2,000                  2,912       1,714                  295,481      2.2
  Growth Finance                      51,840                            2,184                               54,024      0.4
                                 -----------  --------    -------    --------    --------   -------    -----------    -----
                                   3,901,482    61,549     10,819     110,108      12,594                4,096,552     30.4
                                 -----------  --------    -------    --------    --------   -------    -----------    -----
Specialty Finance Group
  Transportation Finance           2,490,173    64,674                                                   2,554,847     19.0
  Resort Finance                   1,543,037               15,378                  21,636                1,580,051     11.7
  Commercial Equipment Finance       802,886                5,138      13,658      19,934     2,362        843,978      6.3
  Franchise Finance                  831,606                3,837       4,168       2,348       172        842,131      6.2
  Healthcare Finance                 761,873     9,442      5,133      53,340                 2,711        832,499      6.2
  Specialty Real Estate Finance      721,332               35,998       4,155       6,083       152        767,720      5.7
  Communications Finance             748,497     3,909                  4,394                              756,800      5.6
  Public Finance                     180,926     6,078                    103                              187,107      1.4
                                 -----------  --------    -------    --------    --------   -------    -----------    -----
                                   8,080,330    84,103     65,484      79,818      50,001     5,397      8,365,133     62.1
                                 -----------  --------    -------    --------    --------   -------    -----------    -----
Capital Markets Group
  Realty Capital                     455,459                            4,614                              460,073      3.4
  Mezzanine Capital                  390,974    10,986                 34,929                              436,889      3.2
  Investment Alliance                 24,648     4,086                                                      28,734      0.2
                                 -----------  --------    -------    --------    --------   -------    -----------    -----
                                     871,081    15,072                 39,543                              925,696      6.8
                                 -----------  --------    -------    --------    --------   -------    -----------    -----

Other (3)                             71,926     1,099                                       20,555         93,580      0.7
                                 -----------  --------    -------    --------    --------   -------    -----------    -----
TOTAL (4)                        $12,924,819  $161,823    $76,303    $229,469    $ 62,595   $25,952    $13,480,961    100.0
                                 ===========  ========    =======    ========    ========   =======    ===========    =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $1.3 million on repossessed assets year to date during 2000, including $0.6 million in Specialty Real Estate Finance, $0.3 million in Resort Finance, $0.1 million in Healthcare Finance, $0.2 million in Rediscount Finance and $0.1 million in Commercial Equipment Finance.
(3) Primarily includes other assets retained from disposed or discontinued operations.
(4) Excludes $194.9 million of assets securitized and participations sold which the Company manages, including securitizations of $118.7 million in Franchise Finance and participations of $20.9 million in Corporate Finance, $20.7 million in Public Finance, $13.1 million in Rediscount Finance, $7.9 million in Communications Finance, $5.6 million in Business Credit, $6.3 million in Resort Finance and $1.7 million in Other.

RESERVE FOR CREDIT LOSSES:

         The reserve for credit losses at March 31, 2000 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:


                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2000              1999
                                                ---------         ---------
                                                   (Dollars in Thousands)

     Balance, beginning of period               $ 264,983         $ 207,618
     Provision for credit losses                   98,000             9,500
     Write-offs                                   (94,583)           (9,142)
     Recoveries                                       713               739
     Reserves related to acquisitions                 245            25,151
     Other                                            (19)            4,411
                                                ---------         ---------
     Balance, end of period                     $ 269,339         $ 238,277
                                                =========         =========

         At March 31, 2000 the total carrying amount of impaired loans was $391.3 million, of which $161.8 million were revenue accruing. A reserve for credit losses of $95.7 million has been established for $169.7 million of nonaccruing impaired loans and $32.2 million has been established for $123.6 million of accruing impaired loans. The remaining $141.4 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000
                    TO THE THREE MONTHS ENDED MARCH 31, 1999

         THE FOLLOWING DISCUSSION RELATES TO THE FINOVA GROUP INC. AND ITS SUBSIDIARIES (COLLECTIVELY "FINOVA" OR THE "COMPANY") INCLUDING FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA CAPITAL").

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2000 was $10.4 million ($0.17 per diluted share) compared to $50.1 million ($0.83 per diluted share) for the three months ended March 31, 1999. Net income was down as a result of an $80 million special charge to pre-tax earnings to bolster and replenish loss reserves and provide payment of deferred compensation and executive severance. The additional loss reserves were added following a first-quarter 2000 write-off related to a $70 million loss on a major customer of FINOVA's Distribution & Channel Finance (DCF) division. The remainder of the charge will be used to provide payment of deferred compensation and executive severance for Samuel L. Eichenfield, FINOVA's former chairman, president and chief executive officer, who retired on March 24, 2000.

         Excluding the special charge, net income for the first quarter of 2000 would have been $58.8 million ($0.92 per diluted share), a 17% increase in net income and an 11% increase in earnings per share over the comparable 1999 quarter.

         INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned were up 30% in the first quarter of 2000 compared to the first quarter of 1999 ($161.6 million vs. $124.7 million). The increase was due primarily to portfolio growth (managed assets) which increased by 18%, 21% when excluding $345 million of assets held for sale at Realty Capital at March 31, 1999. Portfolio growth resulted primarily from $4.8 billion of new business added during the 12 months ended March 31, 2000. First-quarter annualized portfolio growth was 7.1%, excluding $168 million of commercial mortgage-backed securities (CMBS) loans held for sale at December 31, 1999. The lower growth rate in the first quarter of 2000, when compared to 22.3% in the same period for 1999, is primarily attributable to lower new-business volume generated by the company's Commercial Finance segment ($108 million in the first quarter of 2000 vs. $346 million in the comparable 1999 quarter), partially offset by an increase in new business volume by the Specialty Finance segment ($834 million in the first quarter of 2000 vs. $648 million during the same period in 1999). The fact that the 2000 new business volume was compared to a much larger beginning portfolio base ($13.6 billion in 2000 vs. $10.6 billion in 1999) also contributed to the lower annualized percentage growth of the portfolio in the first quarter of 2000. Total new business for the first quarter of 2000 was $984 million, down slightly from $1.061 billion in the first quarter of 1999. Interest margins earned as a percent of average earning assets were 5.15% in the first quarter of 2000, up slightly from 5.09% in the first quarter of 1999, primarily due to more favorable borrowing costs resulting from lower spreads (approximately 0.17%) on commercial-paper borrowings in the first quarter of 2000 when compared to the first quarter of 1999.

         To alleviate administrative burdens, FINOVA terminated a $300 million securitization agreement that the company's Corporate Finance division entered into in 1995 and 1996, which has very little economic impact, but does reduce the interest margin percentage by approximately 0.10% going forward.

         VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume-originated business rather than the balance of outstanding financing transactions during the period. Fee-based volume for the first quarter of 2000 was $1.390 billion, down $83 million, or 5.6%, from the $1.473 billion generated in the first quarter of 1999. The decline in volume in 2000 was primarily due to lower CMBS volume, partially offset by higher volume in FINOVA's remaining fee-based businesses. Volume-based fees generated were $12.6 million in the first quarter of 2000 which approximated the $12.7 million earned in the 1999 period, as higher rates earned on that business in 2000 (0.92% vs. 0.86% in 1999) helped mitigate the effects of the lower volume. In April 2000, Realty Capital exited from the origination and sale of commercial real estate loans to the CMBS market. See Recent Developments and Business Outlook for further discussion.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was higher in the 2000 quarter ($98.0 million vs. $9.5 million) due to the special $70 million charge to bolster the reserve for credit losses after the DCF loss and due to other write-offs totaling $23.9 million in 2000, which were spread relatively evenly among FINOVA's three operating segments, compared to $8.4 million in 1999. Write-offs, excluding the one-time $70 million charge, as a percent of average managed assets were 0.71% annualized in 2000, up from 0.31% annualized in 1999. Excluding the special charge, the company expects write-offs to range from 0.50% to 0.60% of average managed assets for the full-year 2000. There can be no assurance that these levels will be achieved, depending in part, on conditions that could adversely affect FINOVA's borrowers and their ability to meet their obligations to FINOVA.

         GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $21.0 million pre-tax in the first quarter of 2000, up 70% from the $12.4 million reported in the first quarter of 1999. Gains in 2000 consisted of $1.1 million from the sale of residuals coming off lease and $19.9 million from the sale of investments and loans, $12.5 million of which came from sales of Healtheon/Web MD stock during the quarter. At March 31, 2000, FINOVA held approximately 924,000 shares of Healtheon/Web MD common stock. While in the aggregate FINOVA has historically recognized gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize gains in the future, depending, in part, on market conditions at the time of sale.

         OPERATING EXPENSES. Operating expenses increased to $79.1 million in the first quarter of 2000 from $57.5 million in the comparable 1999 quarter, due to the previously mentioned $10 million accrual for deferred compensation and executive severance, as well as to an increase in personnel costs, principally related to employees added via acquisitions in 1999. Operating efficiency, which is the ratio of operating expenses to operating margins and gains, excluding the special charge for deferred compensation and severance, was 35.4% in 2000, compared to 38.4% in 1999. The improvement is principally due to lower incentive compensation accruals in 2000 related to lower earnings and the decrease in the company's stock price.

         INCOME TAXES. Income taxes were lower for the first three months of 2000 compared to the corresponding period in 1999 primarily due to the decrease in pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Managed assets were $13.68 billion at March 31, 2000 compared to $13.61 billion at December 31, 1999. Included in managed assets at March 31, 2000 were $13.48 billion in funds employed, $118.7 million of securitized assets managed by FINOVA and $76.2 million of participations sold to third parties. The increase in managed assets was due to funded new business of $984.4 million for the three months ended March 31, 2000, partially offset by prepayments and asset sales accompanied by normal portfolio amortization.

         The reserve for credit losses increased to $269.3 million at March 31, 2000 from $265.0 million at December 31, 1999. At March 31, 2000 and December 31, 1999, the reserve for credit losses represented 2.0% of ending managed assets (excluding participations and financing contracts held for sale). Nonaccruing assets increased to $318.0 million or 2.3% of ending managed assets (excluding participations) at March 31, 2000 from $295.1 million or 2.2% at the end of 1999. The largest account that was moved into this category during the quarter had a balance of approximately $8.8 million. FINOVA's share (approximately $32 million) of a large syndicated credit facility held in Healthcare Finance is the overall largest account in nonaccruing assets. It has been a nonaccruing asset since the third quarter of 1999 and is currently in bankruptcy. FINOVA does not expect any activity that might change the status of this account until late 2000 or early 2001.

         Revenue accruing impaired assets were $161.8 million or 1.2% of ending funds employed at March 31, 2000, compared to $240.1 million or 1.8% of ending funds employed at December 31, 1999. The largest account in this category was an airline customer from the Transportation Finance line of business with an account balance of approximately $56 million. This customer filed for bankruptcy in the first quarter of 2000. FINOVA's position in the account is secured by Boeing 747 aircraft. FINOVA is negotiating with the trustee for repossession and/or continued use of its collateral.

         At March 31, 2000, a Healthcare Finance customer was granted a 60-day moratorium on a large credit facility in which FINOVA participated with a group of banks. The account was current at March 31, 2000. FINOVA's exposure is approximately $24 million. Also, in early April, a computer reseller headquartered in Arizona that is a Distribution & Channel Finance customer filed bankruptcy. FINOVA has an exposure of approximately $12 million on this account primarily from an inventory financing line. These two collateralized accounts are being evaluated for any potential impairment.

         FINOVA's thirty-one to ninety day delinquencies rose from 66 basis points at December 31, 1999 to 108 basis points at March 31, 2000. The increase resulted from the airline customer mentioned above moving into this category. Excluding that customer, delinquencies would have been approximately 65 basis points, consistent with the prior quarter.

         At March 31, 2000, FINOVA had $11.74 billion of debt outstanding, representing 6.7 times the Company's equity base of $1.76 billion. Included in debt at March 31, 2000 was approximately $4.55 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. At year-end 1999, FINOVA's debt was 6.4 times the equity base of $1.77 billion.

         FINOVA renewed a $500 million, 364-day revolving credit agreement on May 3, 2000. Two additional 364-day commercial paper back-up facilities aggregating $1.6 billion were scheduled to renew on May 16, 2000. FINOVA received commitments to renew approximately $1.1 billion of these facilities. The $1.1 billion, along with the $500 million renewed on May 3rd, and $2.4 billion previously in place was not adequate to provide dollar-for-dollar coverage on $4.3 billion of commercial paper outstanding. As a result, FINOVA notified the lending institutions on May 8, 2000 that it would exercise its term-out option under the $1.6 billion of facilities and draw on these and its other credit agreements, as needed. The proceeds, along with cash flow from operations, will be used to retire debt, satisfy other obligations and to fund new business. The $1.6 billion in borrowings are payable on May 15, 2001. Draws under the credit facilities are due during 2001, 2002, or 2003.

         Growth in funds employed has been financed by FINOVA's internally generated funds and new borrowings. During the three months ended March 31, 2000, FINOVA issued $120 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $675.3 million. During the same period, FINOVA repaid $461.2 million of long-term borrowings. Subsequent to quarter end, FINOVA Capital Corporation's credit ratings were reduced by Moody's Investor Services, Inc., Standard & Poor's Ratings Group, Fitch Investors Services, Inc., Duff & Phelps Credit Rating Co and Dominion Bond Rating Service, which rates FINOVA's debt in Canada. See Recent Developments and Business Outlook for further discussion of the rating agency downgrades.

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

         Total net revenue was $60.8 million in 2000 compared to $51.7 million for the first three months of 1999, an increase of 17.5%. The increase was primarily due to a 27.0% increase in managed assets over the last twelve months, partially offset by the effects of competitive pressures on pricing in the asset-based lending businesses, slower growth rate in volume-based fees and a lower level of prepayment related income and fees. Distribution and Channel Finance had fee-based volume of $831.5 million during the first three months of 2000 compared to $803.5 million in 1999. The rate earned on that volume also increased from 0.93% to 1.00%. Commercial Services' fee-based volume rose to $390.5 million from $285.7 million in 1999, an increase of 36.7%; however, the rate earned on that volume declined to 0.73% from 0.89% for the first three months of 1999. The group also generated a small level of fee-based volume ($11.7 million) by its Growth Finance unit in 2000.

         Income before allocations declined from $24.3 million in 1999 to a loss of $42.0 million in the first three months of 2000, primarily due to a $70 million special charge to bolster the reserve for credit losses following a first quarter 2000 write-off related to a major customer of DCF. Excluding the special charge, the segment had income before allocations of $28.0 million, an increase of approximately 15%. Net write-offs for the group totaled $78.6 million in the first three months of 2000 compared to $6.1 million in 1999. Excluding the $70 million special charge, net write-offs as an annualized percent of average managed assets for the Commercial Finance Group was 0.86% compared to 0.84% in the first three months of 1999.

         Managed assets grew to $4.14 billion over the last twelve months from $3.26 billion, an increase of 27.0%. The growth in managed assets was primarily due to the addition of $661.9 million of managed assets acquired in connection with the acquisition of Fremont Financial Corporation and strong growth in the Rediscount Finance operation, which grew 20.3% over the last twelve months.

         However, the first quarter annualized growth represented a 5.5% decline from year-end 1999. The decline was primarily due to compression in the Corporate Finance/Business Credit portfolio, which dropped nearly 21.0%
annualized during the first quarter from $2.27 billion to $2.15 billion. The Commercial Finance Group had new loan business of $108.1 million in the first three months compared to $346.4 million in 1999. The group, which is considered more generalist than FINOVA's more profitable niche-oriented businesses is expected to slow its growth rate during 2000. The Company as a whole expects to significantly slow managed asset growth on an annual basis. There can be no assurance that FINOVA's asset base will grow, even excluding sales of assets through possible securitizations, which would reduce owned assets. See Recent Developments and Business Outlook for further discussion.

         SPECIALTY FINANCE. Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

         Total net revenue increased 5.1% to $99.1 million in the first three months of 2000 compared to $94.2 million in 1999. The increase was primarily due to 16.1% growth in managed assets over the last twelve months and 12.3% annualized growth during the first quarter, partially offset by the effects of competitive pricing pressures in certain business units and a lower level of gains on disposal of assets during the first quarter of 2000 ($3.0 million in 2000 vs. $9.6 million in 1999). The lower gains were primarily attributable to the timing of assets coming off lease and the company's ability to re-lease assets at end of term. While in the aggregate FINOVA has historically recognized gains on disposals, the timing and amount of these gains are sporadic in nature.

         Income before allocations was consistent with the prior year at $77.3 million compared to $77.7 million in 1999, primarily due to the lower level of gains and the increase in net write-offs from $2.3 million to $5.8 million in the first quarter of 2000. Net write-offs in 2000 were spread among the business units. Annualized net write-offs as a percentage of average managed assets for the group rose to 0.28% from 0.12%.

         Managed assets grew to $8.52 billion in the first quarter of 2000 from $7.34 billion in the same period of 1999, an increase of 16.1%. The growth in managed assets was driven by new business of $833.5 million in the first three months of 2000 compared to $648.2 million in 1999. The growth in managed assets was spread across most business units with Franchise Finance, Healthcare Finance, Resort Finance and Transportation Finance all growing in excess of 15% over the last twelve months, while only Public Finance experienced a decline. The group as a whole was able to increase backlog from $1.30 billion to $1.60 billion by the end of the first quarter of 2000.

         CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment late in the first quarter of 1999.

         Total net revenue was $44.9 million for the first three months of 2000 compared to $9.4 million in 1999. The increase in 2000 was primarily due to the addition of Mezzanine Capital and Harris Williams & Co., both acquired late in the first quarter of 1999. Also contributing to the increase in net revenue was the continued growth of Realty Capital's bridge and mezzanine financing activities, which offset a decline in net revenue generated by Realty Capital's CMBS activities. Realty Capital's bridge and mezzanine financing portfolio grew to $460.1 million by the end of the first quarter of 2000 compared to $84.9 million in 1999. Realty Capital's CMBS volume declined to $140.9 million in the first quarter of 2000 from $383.5 million for the same period in 1999, while the rate earned on that volume increased to 0.75% from 0.41%.

         In early April, FINOVA repositioned its Realty Capital business by ending the preferred partner program entered into with an investment banker in December 1999 and exiting from the origination and sale of commercial real estate loans to the CMBS market. The Realty Capital division will now focus on its on-balance sheet bridge and mezzanine financing activities. The Company estimates this change will decrease 2000 diluted EPS by an estimated $0.15 to $0.20.

         The Mezzanine Capital and Harris Williams & Co. units provided $35.9 million of net revenue during the first three months of 2000 compared to $2.3 million in 1999. The net revenue in 2000 included $20.4 million related to gains from sale of equity and warrant positions. Included in this amount were $12.5 million of gains generated from the sale of Healtheon/WebMD stock. FINOVA recorded a pre-tax unrealized gain of $14.6 million through other comprehensive income on the balance sheet related to 923,832 shares of Healtheon/WebMD stock in its portfolio at March 31, 2000. FINOVA periodically assesses its position in this unit's investment portfolio and will exercise its position based on various factors, including management's discretion.

         Income before allocations grew to $21.8 million in the first three months of 2000 from a breakeven in 1999. This increase was primarily attributable to the increased net revenue, partially offset by $7.6 million of net write-offs in the Mezzanine Capital portfolio and higher operating expenses due to the addition of Mezzanine Capital and Harris Williams & Co. for an entire quarter.

         Managed assets remained flat at approximately $925 million despite the elimination of Realty Capital's on-balance sheet CMBS product, which totaled $345.5 million at March 31, 1999. This reduction was offset by $375.2 million of growth in Realty Capital's bridge and mezzanine financing portfolio.

         The acquired assets of Mezzanine Capital declined to $436.9 million in 2000 from $477.5 million at March 31, 1999. FINOVA expects this portfolio to further compress during the first half of 2000 as it transitions to originating new business using FINOVA's underwriting standards. Loan backlog for the segment as a whole increased to $271.3 million from $160.7 million in 1999.

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

         FINOVA's estimate of future costs does not include time and costs that may be incurred as a result of the failure of any third parties to become Year 2000 compliant. FINOVA monitored activity with customers and others during the first quarter of 2000 to determine if their applications are Year 2000 compliant and to assess the potential impact on FINOVA related to this issue. At the date of this filing, no significant impact has been noted.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         On March 27, 2000, FINOVA announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. Following Mr. Eichenfield's retirement as a director and officer, the FINOVA board of directors elected Matthew M. Breyne as a director, President and Chief Executive Officer of FINOVA. FINOVA Capital's board of directors has elected Mr. Breyne as Chairman, President and Chief Executive Officer of FINOVA Capital. He previously served as President and Chief Operating Officer of FINOVA Capital and continues to serve as a director of that company.

         FINOVA also announced that it would take a special $80 million pre-tax charge to earnings in the first quarter of 2000 to bolster loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to a $70 million loss on a major customer in the Distribution and Channel Finance line of business. The remainder of the charge will be used to provide for payment of deferred compensation and executive severance for Mr. Eichenfield.

         In early April, FINOVA repositioned its Realty Capital business by ending the preferred partner program entered into with an investment banking firm in December 1999 and exiting from the origination and sale of commercial real estate loans to the CMBS market. The Realty Capital division will now focus on its on-balance sheet real estate loan products. This change is expected to decrease 2000 EPS by an estimated $0.15 to $0.20.

         In early April, FINOVA Capital entered into a $500 million credit facility with various lenders to provide additional liquidity following the announcements noted above. Those facilities required that they be repaid in the event the company borrowed under the commercial paper back-up facilities. FINOVA repaid the amounts borrowed under that facility in May 2000 after it drew upon its other credit agreements, as discussed more fully below.

         On May 1, 2000, FINOVA Capital issued $105 million of medium term notes. On May 5, 2000, FINOVA Capital renewed a $500 million, 364-day revolving credit agreement. Two additional 364-day commercial paper back-up facilities aggregating $1.6 billion were scheduled to renew on May 16, 2000. FINOVA received commitments to renew approximately $1.1 billion of these facilities. The $1.1 billion, along with the $500 million renewal on May 3rd and $2.4 billion previously in place, was not adequate to provide dollar-for-dollar coverage on $4.3 billion of commercial paper outstanding. As a result, FINOVA notified the lending institutions on May 8, 2000 that it would exercise its term-out option under the $1.6 billion of facilities, which are payable in 364 days, and draw on these and its other credit agreements as needed. The proceeds, along with cash flow from operations, will be used to retire debt, satisfy other obligations and to fund new business.

         FINOVA has subsequently been receiving funding under those credit facilities. FINOVA expects that its available credit facilities, cash flow from operations, proceeds from assets available for sale and other resources will be sufficient to satisfy its debt obligations, operational needs and to fund reduced amounts of new business at least through the second quarter of 2001. FINOVA is managing its business to help assure its ability to satisfy those and its other obligations in due course.

         In light of recent events, on May 8, 2000, FINOVA announced that its board of directors had retained Credit Suisse First Boston to assist the Company with a comprehensive evaluation of its strategic alternatives.

         After the May 8th announcement, the credit ratings for FINOVA Capital have been reduced as follows:

                                         Senior Debt         Commercial Paper
                                       ---------------      -------------------
                                       From        To       From         To
                                       ----       ----      ----        ----
Moody's Investors Service Inc.         Baa1       Baa2      P-2         P-3
Standard & Poor's Ratings Group         A-        BBB+      A2      Credit Watch
Fitch Investors Services, Inc.          A         BBB       F-1         F-2
Duff &Phelps Credit Rating Co.          A         BBB       D-1         D-2

         Dominion Bond Rating Service, which rates FINOVA's debt in Canada, reduced its Senior Debt rating from A(low) to BBB(high) and reduced its Commercial Paper rating from R1(low) to R2(high). To supplement internally generated cash flows, the company is evaluating alternative funding sources such as asset-backed facilities and securitizations. The draws on the commercial paper back-up facilities and credit downgrades are expected to decrease 2000 EPS by $0.30 to $0.40.

         The costs to exit the CMBS market place, draws on commercial paper back-up facilities and increase in cost of funds are expected to reduce 2000 EPS by $0.45 to $0.60.

         FINOVA intends to significantly slow its overall growth rate on an annual basis in an effort to maintain or gradually reduce its debt to equity ratio from the March 31, 2000 level of 6.7:1. There can be no assurance that FINOVA's asset base will grow, even excluding sales of assets through possible securitizations, which would reduce owned assets.

         FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches.

NEW ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. The Company is currently assessing the impact of SFAS No.133 on the Company's financial position and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, such as predictions or forecasts. FINOVA assumes no obligation to update those statements to reflect actual results, changes in assumptions or other factors.

         The forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those predicted. Those factors include:

     * FINOVA's ability to address its financing requirements in light of its existing debt obligations and market conditions.

     * Pending and potential litigation relating to the special charge to earnings announced on March 27, 2000.

     * The results of efforts to implement FINOVA's business strategy, including the evaluation of strategic alternatives.

     *    The ability to attract and retain key personnel and customers.

     * Conditions that adversely impact FINOVA's borrowers and their ability to meet their obligations to FINOVA.

     * Other risks detailed in FINOVA's SEC reports, including on page 15 of FINOVA's 10-K for 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Subsequent to the announcements of the special charge of $80 million to bolster loss reserves and provide for payment of deferred compensation and executive severance and the draws against the Company's commercial paper back-up facilities, FINOVA Capital's credit ratings were downgraded by Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch Investors Services, Inc. and Duff & Phelps Credit Rating Co. The draws on the commercial paper back-up facilities and credit downgrades are expected to decrease 2000 EPS by $0.30 to $0.40. See Recent Developments and Business Outlook for further discussion.

         Excluding the effect of the credit downgrades, there were no material changes from the information provided in the report on Form 10-K for the year ended December 31, 1999.

                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On March 29, 2000, an action was filed in the United States District Court for the Southern District of New York against FINOVA, FINOVA Capital and four executive officers, including Samuel Eichenfield, FINOVA's former chairman, president and chief executive officer. A similar action was subsequently filed in the United States District Court for the District of Arizona against FINOVA and Mr. Eichenfield. The actions purport to be on behalf of the plaintiffs, William K. Steiner and Uri Borenstein, respectively, and all other shareowners who purchased FINOVA common stock during the same class period of July 15, 1999 through March 26, 2000. The complaints allege that defendants made materially misleading statements regarding FINOVA's loss reserves relating to one account and otherwise violated the federal securities laws in an effort to bolster FINOVA's stock price, among other reasons. The complaints seek unspecified damages, interest and other relief. FINOVA has not had an opportunity to assess the likelihood of success in the matters, but does not expect the actions to have a material adverse impact on the Company's financial condition. FINOVA and the other defendants intend to vigorously defend against the claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed herewith:

Exhibit No.                               Document
-----------                               --------

    12         Computation of Ratio of Income to Fixed Charges (interim period).

    27         Financial Data Schedule

         (b) Reports on Form 8-K:

         A report on Form 8-K, dated April 18, 2000 was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the quarter ended March 31, 2000 (unaudited).

                              THE FINOVA GROUP INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FINOVA GROUP INC.

                                        (Registrant)


Dated: May 15, 2000                     By: /s/ Bruno A. Marszowski
                                            ------------------------------------
                                            Bruno A. Marszowski, Senior Vice
                                            President, Chief Financial Officer
                                            and Controller Principal Financial
                                            and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                            MARCH 31, 2000 FORM 10-Q

Exhibit No.                               Document
-----------                               --------

    12         Computation of Ratio of Income to Fixed Charges (interim period).

    27         Financial Data Schedule