Form 10-Q
period 2000-06-30
FINOVA GROUP INC
filed 2000-08-11
CIK 883701

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

                  For the Quarterly Period Ended June 30, 2000

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2000, 61,304,000 shares of Common Stock ($0.01 par value) were outstanding.

================================================================================

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Part I  Financial Information                                               1

Item 1. Financial Statements                                                1

        Condensed Consolidated Balance Sheets                               1

        Condensed Statements of Consolidated Income                         2

        Condensed Statements of Consolidated Cash Flows                     3

        Notes to Interim Condensed Consolidated Financial Information       4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8

Item 3. Quantitative and Qualitative Disclosure About Market Risk          14

Part II Other Information                                                  15

Item 1. Legal Proceedings                                                  15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 6. Exhibits and Reports on Form 8-K                                   15

Signatures                                                                 16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                               June 30,       December 31,
                                                                2000             1999
                                                            ------------     ------------
ASSETS:
Cash and cash equivalents                                   $    430,926     $    100,344
Investment in financing transactions:
  Loans and other financing contracts                         10,567,500       10,446,356
  Leveraged leases                                               816,008          837,083
  Fee-based receivables                                          626,741          583,885
  Operating leases                                               612,601          592,495
  Direct financing leases                                        593,416          494,175
  Financing contracts held for sale                                               167,983
                                                            ------------     ------------
                                                              13,216,266       13,121,977
  Less reserve for credit losses                                (270,572)        (264,983)
                                                            ------------     ------------
Net investment in financing transactions                      12,945,694       12,856,994
Investments                                                      401,874          446,489
Goodwill, net of accumulated amortization                        356,450          367,241
Other assets                                                     355,538          279,225
                                                            ------------     ------------
                                                            $ 14,490,482     $ 14,050,293
                                                            ============     ============
LIABILITIES:
Accounts payable and accrued expenses                       $    116,030     $    167,073
Due to clients                                                   166,419          146,607
Interest payable                                                 120,144          114,397
Senior debt                                                   11,873,157       11,407,767
Deferred income taxes                                            437,581          439,518
                                                            ------------     ------------
                                                              12,713,331       12,275,362
                                                            ------------     ------------
Commitments and contingencies
Company-obligated mandatory redeemable convertible
  preferred securities of subsidiary trust solely
  holding convertible debentures
  of FINOVA, net of expenses ("TOPrS")                           111,550          111,550

SHAREOWNERS' EQUITY:
Common stock, $0.01 par value, 400,000,000
  shares authorized, and 64,849,000 shares issued                    648              648
Additional capital                                             1,107,696        1,109,521
Retained income                                                  720,762          689,466
Accumulated other comprehensive income                             3,428           33,812
Common stock in treasury, 3,552,000 and
  3,597,000 shares, respectively                                (166,933)        (170,066)
                                                            ------------     ------------
                                                               1,665,601        1,663,381
                                                            ------------     ------------
                                                            $ 14,490,482     $ 14,050,293
                                                            ============     ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended                  Six Months Ended
                                                       June 30,                          June 30,
                                            -----------------------------     -----------------------------
                                                2000             1999             2000             1999
                                            ------------     ------------     ------------     ------------
Interest and income earned from
  financing transactions                    $    338,706     $    266,978     $    677,899     $    512,201
Operating lease income                            27,200           28,868           54,532           56,721
Interest expense                                (204,479)        (139,153)        (393,561)        (270,336)
Operating lease depreciation                     (17,285)         (16,720)         (33,161)         (33,947)
                                            ------------     ------------     ------------     ------------
Interest margins earned                          144,142          139,973          305,709          264,639
Volume-based fees                                 11,678           11,264           24,276           23,999
                                            ------------     ------------     ------------     ------------
Operating margin                                 155,820          151,237          329,985          288,638
Provision for credit losses                      (39,800)         (17,000)        (137,800)         (26,500)
                                            ------------     ------------     ------------     ------------
Net interest margins earned                      116,020          134,237          192,185          262,138
Gains on disposal of assets                       12,651           18,760           33,681           31,130
                                            ------------     ------------     ------------     ------------
                                                 128,671          152,997          225,866          293,268
Operating expenses                               (60,720)         (63,339)        (139,787)        (120,839)
                                            ------------     ------------     ------------     ------------
Income before income taxes and
  preferred dividends                             67,951           89,658           86,079          172,429
Income taxes                                     (24,073)         (35,050)         (30,843)         (66,819)
                                            ------------     ------------     ------------     ------------
Income before preferred dividends                 43,878           54,608           55,236          105,610
Preferred dividends, net of tax                     (945)            (945)          (1,891)          (1,891)
                                            ------------     ------------     ------------     ------------
NET INCOME                                  $     42,933     $     53,663     $     53,345     $    103,719
                                            ============     ============     ============     ============

Basic earnings per share                    $       0.70     $       0.87     $       0.88     $       1.76
                                            ============     ============     ============     ============
Adjusted weighted average shares
  outstanding                                 61,000,000       61,412,000       60,955,000       58,869,000
                                            ============     ============     ============     ============

Diluted earnings per share                  $       0.69     $       0.83     $       0.86     $       1.66
                                            ============     ============     ============     ============
Adjusted weighted average shares
  outstanding                                 63,938,000       66,042,000       64,243,000       63,693,000
                                            ============     ============     ============     ============

 Dividends per common share                 $       0.18     $       0.16     $       0.36     $       0.32
                                            ============     ============     ============     ============

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                  2000            1999
                                                               -----------     -----------
OPERATING ACTIVITIES:
  Net income                                                   $    53,345     $   103,719
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for credit losses                                    137,800          26,500
    Depreciation and amortization                                   51,281          49,204
    Deferred income taxes                                           19,358          55,017
  Change in assets and liabilities, net of effects
   from acquisitions
    Decrease (increase) in other assets                             18,336         (14,809)
    Decrease in accounts payable and accrued expenses              (51,043)        (64,953)
    Increase in interest payable                                     5,747           8,505
    Other                                                            1,422          (5,057)
                                                               -----------     -----------
    Net cash provided by operating activities                      236,246         158,126
                                                               -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from sales of investments, net of gains                  23,995
  Proceeds from sales of residual positions,
    net of gains                                                    53,314          81,705
  Proceeds from sales of commercial mortgage
    backed securities ("CMBS") assets, net of gains                115,770         160,667
  Expenditures for investments and other income
    producing activities                                           (47,182)        (24,410)
  Principal collections on financing transactions
    and revolving credit facilities                              1,451,225       1,080,748
  Expenditures for financing transactions                       (1,677,004)     (1,630,586)
  Expenditures for revolving credit facilities                    (249,068)       (508,949)
  Expenditures for CMBS transactions                                              (280,624)
  Expenditures for fee-based receivables                        (2,652,259)     (2,736,135)
  Proceeds from collections on fee-based receivables             2,609,403       2,846,239
  Cash received in acquisitions                                                     20,942
  Other                                                              1,676           1,442
                                                               -----------     -----------
    Net cash used in investing activities                         (370,130)       (988,961)
                                                               -----------     -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper and
    short-term loans                                             1,261,295         555,839
  Long-term borrowings                                             120,000         955,000
  Repayment of long-term borrowings                               (915,900)       (484,077)
  Proceeds from exercise of stock options                            1,308          27,627
  Common stock repurchased for treasury                                            (75,584)
  Dividends                                                        (22,049)        (18,741)
  Net change in due to clients                                      19,812        (107,411)
                                                               -----------     -----------
    Net cash provided by financing activities                      464,466         852,653
                                                               -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                              330,582          21,818

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     100,344          49,518
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   430,926     $    71,336
                                                               ===========     ===========

See notes to interim consolidated condensed financial statements.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE A BASIS OF PREPARATION

     The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital").

     The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the quarter and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

     The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income was $22.9 million and $72.7 million for the three months ended June 30, 2000 and 1999, respectively and $23.0 million and $108.3 million for the six months ended June 30, 2000 and 1999, respectively. The primary component of comprehensive income other than net income was unrealized holding gains (losses).

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

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                   Six Months Ended June 30,
                                                 -----------------------------
(Dollars in Thousands)                               2000             1999
                                                 ------------     ------------
Total net revenue (loss):
  Commercial Finance                             $    121,510     $    104,273
  Specialty Finance                                   187,384          187,296
  Capital Markets                                      79,779           39,468
  Corporate and other                                 (25,007)         (11,269)
                                                 ------------     ------------
Consolidated total                               $    363,666     $    319,768
                                                 ============     ============

Income (loss) before allocations:
  Commercial Finance                             $    (26,810)    $     40,827
  Specialty Finance                                   148,020          153,278
  Capital Markets                                      22,363           12,747
  Corporate and other, overhead and
    unallocated provision for credit losses           (57,494)         (34,423)
                                                 ------------     ------------
Income from continuing operations
  before income taxes                            $     86,079     $    172,429
                                                 ============     ============

                                                            June 30,
                                                 -----------------------------
                                                     2000             1999
                                                 ------------     ------------
Managed assets:
  Commercial Finance                             $  4,021,887     $  3,351,296
  Specialty Finance                                 8,643,330        7,367,903
  Capital Markets                                     950,625          892,234
  Corporate and other                                  92,707           96,615
                                                 ------------     ------------

Consolidated total                                 13,708,549       11,708,048
Less securitizations and participations sold         (492,283)        (512,382)
                                                 ------------     ------------
Investment in financing transactions             $ 13,216,266     $ 11,195,666
                                                 ============     ============

NOTE D EARNINGS PER SHARE

     Basic earnings per share exclude the effects of dilution and are computed by dividing income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. Basic and diluted earnings per share calculations are presented for the three and six months ended June 30, 2000 and 1999 on the Condensed Statements of Consolidated Income and are detailed below:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
(Dollars in thousands, except per share data)       2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------
BASIC EARNINGS PER SHARE COMPUTATION:
Net income                                      $     42,933     $     53,663     $     53,345     $    103,719

Weighted average shares outstanding               61,286,000       61,660,000       61,241,000       59,117,000
Contingently issued shares (1)                      (286,000)        (248,000)        (286,000)        (248,000)
                                                ------------     ------------     ------------     ------------
Adjusted weighted average shares                  61,000,000       61,412,000       60,955,000       58,869,000
                                                ============     ============     ============     ============

Basic earnings per share                        $       0.70     $       0.87     $       0.88     $       1.76
                                                ============     ============     ============     ============
DILUTED EARNINGS PER SHARE COMPUTATION:

Net income                                      $     42,933     $     53,663     $     53,345     $    103,719
Preferred dividends, net of tax                          945              945            1,891            1,891
                                                ------------     ------------     ------------     ------------
Income before preferred dividends               $     43,878     $     54,608     $     55,236     $    105,610
                                                ============     ============     ============     ============

Weighted average shares outstanding               61,286,000       61,660,000       61,241,000       59,117,000
Contingently issued shares (1)                      (286,000)        (165,000)        (286,000)        (165,000)
Incremental shares from assumed conversions:
Stock options                                                       1,609,000          350,000        1,803,000
Convertible preferred securities                   2,938,000        2,938,000        2,938,000        2,938,000
                                                ------------     ------------     ------------     ------------
Total potential dilutive common shares             2,938,000        4,547,000        3,288,000        4,741,000
                                                ------------     ------------     ------------     ------------
Adjusted weighted average shares                  63,938,000       66,042,000       64,243,000       63,693,000
                                                ============     ============     ============     ============

Diluted earnings per share                      $       0.69     $       0.83     $       0.86     $       1.66
                                                ============     ============     ============     ============

Note:

----------
(1)  Shares represent performance-based restricted stock.

NOTE E PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  June 30, 2000
                             (Dollars In Thousands)

                                             Revenue Accruing                    Nonaccruing (5)
                                  -----------------------------------  ------------------------------
                                   Market                 Repossessed            Repossessed  Lease &  Total Carrying
                                   Rate(1)   Impaired(5)   Assets(2)   Impaired    Assets      Other       Amount       %
                                   -------   -----------   ---------   --------    ------      -----       ------      ---
Commercial Finance Group
 Corporate Finance/Business
   Credit                       $ 1,863,356  $   64,328    $           $135,516    $ 6,712    $         $ 2,069,912    15.7
 Rediscount Finance               1,111,171       3,233       9,228         610      2,962                1,127,204     8.5
 Distribution & Channel Finance     411,723      23,212                  20,458                             455,393     3.4
 Commercial Services                264,647                               5,618      1,266                  271,531     2.1
 Growth Finance                      51,056                               3,253                              54,309     0.4
                                -----------  ----------    --------    --------    -------    -------   -----------   -----
                                  3,701,953      90,773       9,228     165,455     10,940                3,978,349    30.1
                                -----------  ----------    --------    --------    -------    -------   -----------   -----
Specialty Finance Group
 Transportation Finance           2,466,543       8,662                  38,574                           2,513,779    19.0
 Resort Finance                   1,523,452      95,437      15,257                 20,783                1,654,929    12.5
 Healthcare Finance                 801,251      34,837       4,794      62,897                 2,836       906,615     6.9
 Franchise Finance                  868,217                   1,909       4,083      2,169        198       876,576     6.6
 Communications Finance             753,112       3,911                   2,412                             759,435     5.8
 Specialty Real Estate Finance      690,122                  35,585       3,289      6,016        152       735,164     5.6
 Commercial Equipment Finance       525,784                              12,288     19,369        568       558,009     4.2
 Public Finance                     184,460                               5,616                             190,076     1.4
                                -----------  ----------    --------    --------    -------    -------   -----------   -----
                                  7,812,941     142,847      57,545     129,159     48,337      3,754     8,194,583    62.0
                                -----------  ----------    --------    --------    -------    -------   -----------   -----
Capital Markets Group
 Realty Capital                     482,386                               4,614                             487,000     3.7
 Mezzanine Capital                  379,992      13,667                  39,178                             432,837     3.3
 Investment Alliance                 26,638       4,151                                                      30,789     0.2
                                -----------  ----------    --------    --------    -------    -------   -----------   -----
                                    889,016      17,818                  43,792                             950,626     7.2
                                -----------  ----------    --------    --------    -------    -------   -----------   -----

Other (3)                            72,653                                 721                19,334        92,708     0.7
                                -----------  ----------    --------    --------    -------    -------   -----------   -----
TOTAL (4)                       $12,476,563  $  251,438    $ 66,773    $339,127    $59,277    $23,088   $13,216,266   100.0
                                ===========  ==========    ========    ========    =======    =======   ===========   =====

----------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $2.3 million on repossessed assets year to date during 2000, including $1.3 million in Specialty Real Estate Finance, $0.5 million in Resort Finance, $0.4 in Rediscount Finance and $0.1 million in Healthcare Finance.
(3) Primarily includes other assets retained from disposed or discontinued operations.
(4) Excludes $492.3 million of assets securitized and participations sold which the Company manages, including securitizations of $303.4 million in Commercial Equipment Finance and $117.3 million in Franchise Finance and participations of $28.5 million in Corporate Finance/Business Credit, $20.7 million in Public Finance, $15.0 million in Rediscount Finance, $4.4 million in Communications Finance and, $3.0 million in Resort Finance.
(5) Impaired accruing assets plus nonaccruing assets as a percent of managed assets (less participations) was 4.9% at June 30, 2000.

RESERVE FOR CREDIT LOSSES:

     The reserve for credit losses at June 30, 2000 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       2000              1999
                                                    ---------         ---------
                                                      (Dollars in Thousands)

Balance, beginning of period                        $ 264,983         $ 207,618
Provision for credit losses                           137,800            26,500
Write-offs                                           (134,026)          (26,097)
Recoveries                                              1,674             1,442
Reserves related to acquisitions                          245            23,763
Other                                                    (104)            4,376
                                                    ---------         ---------
Balance, end of period                              $ 270,572         $ 237,602
                                                    =========         =========

     At June 30, 2000 the total carrying amount of impaired loans was $590.6 million, of which $251.4 million were revenue accruing. A reserve for credit losses of $114.7 million has been established for $263.4 million of nonaccruing impaired loans and $37.3 million has been established for $103.6 million of accruing impaired loans. Additionally, specific reserves of $34.1 million have been established for other accounts. Thus, 69% of FINOVA's reserve for credit losses was allocated to specific accounts. The remaining $84.5 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the portfolio considering delinquencies, loss experience and collateral. Actual results could differ from those estimates, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000
                      TO THE SIX MONTHS ENDED JUNE 30, 1999

     THE FOLLOWING DISCUSSION RELATES TO THE FINOVA GROUP INC. AND ITS SUBSIDIARIES (COLLECTIVELY "FINOVA" OR THE "COMPANY") INCLUDING FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA CAPITAL").

RESULTS OF OPERATIONS

     Net income for the six months ended June 30, 2000 was $53.3 million ($0.86 per diluted share) compared to $103.7 million ($1.66 per diluted share) for the six months ended June 30, 1999. Net income was down as a result of several factors, including: $80 million in special charges to pre-tax earnings in the first quarter of 2000, a subsequent increase in cost of funds following a reduction in credit ratings, higher costs associated with borrowing under the Company's domestic commercial paper back-up bank facilities, the costs to exit the origination and sale of commercial real estate loans to the CMBS market in the second quarter of 2000 and an increase in nonaccruing accounts in the first six months of 2000.

     INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned in dollars were up 15.5% in the first six months of 2000 compared to the first six months of 1999 ($305.7 million vs. $264.6 million). The increase was due primarily to portfolio growth (managed assets) which increased by 17.1%, partially offset by a higher cost of funds in 2000. Portfolio growth resulted primarily from $4.65 billion of new business added during the 12 months ended June 30, 2000. Annualized portfolio growth for the first six months of 2000 was 4.0%, excluding $168.0 million of commercial mortgage-backed securities (CMBS) loans held for sale at December 31, 1999. The lower growth rate in the first six months of 2000, when compared to 21.8% in the same period for 1999, is primarily attributable to a higher beginning portfolio base and slightly lower new business. Most of the new business in 2000 was generated by the Specialty Finance Group, which can attract better returns than FINOVA's other segments in the current market. Total new business for the six months ended June 30, 2000 was $1.93 billion, down slightly from $2.14 billion in the same period of 1999. Interest margins earned as a percent of average earning assets was 4.9% in the first six months of 2000, down from 5.2% in the same period of 1999. The decrease was primarily due to a higher level of non-earning assets and investments, lower nonrecurring income and higher cost of funds, as noted above. The events of the second quarter increased FINOVA's cost of funds applicable to $4.5 billion in drawdowns under its domestic commercial paper back-up bank facilities by 0.30% during the second quarter of 2000. Had the borrowings from those back-up facilities been outstanding for the entire second quarter, the cost of funds effect would have been 0.70%.

     VOLUME-BASED FEES. Volume-based fees have been generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume-originated business rather than the balance of outstanding financing transactions during the period. Fee-based volume for the six months ended June 30, 2000 was $2.65 billion, down $364.5 million, or 12.1%, from the $3.02 billion generated in the first six months of 1999. The decline in volume in 2000 was primarily due to Realty Capital exiting from the origination and sale of commercial real estate loans to the CMBS market in April 2000. Volume-based fees generated were $24.3 million in the first six months of 2000 which exceeded the $24.0 million earned in the 1999 period, as higher rates earned on that business in 2000 (0.92% vs. 0.80% in 1999) mitigated the effects of the lower volume.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was higher in the first six months of 2000 ($137.8 million vs. $26.5 million) due to the special charge to bolster the reserve for credit losses after a $70 million loss on a major customer of FINOVA's Distribution & Channel Finance division in the first quarter of 2000 and due to other write-offs totaling $62.4 million in 2000. The bulk of the $38.5 million in write-offs in the second quarter of 2000 were from multiple customers in two businesses, Mezzanine Finance ($15.3 million) and Corporate Finance ($14.2 million). Write-offs as a percent of average managed assets were 1.95% annualized for the first six months of 2000, up from 0.44% annualized for the same period of 1999.

     FINOVA monitors developments affecting loans and leases in its portfolio, taking into account each borrower's financial developments and prospects, the value of collateral, legal developments and other available information. Based upon those developments, FINOVA adjusts its loan loss reserve and when considered appropriate writes down the value of the loans. Depending on developments, there is the possibility that the loan loss reserves and/or writedowns will increase in the future.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $33.7 million pre-tax in the first six months of 2000, up 8.2% from the $31.1 million reported in the first six months of 1999. Gains in 2000 consisted of $5.2 million from the sale of residuals coming off lease and $28.5 million from the sale of investments and loans, including $4.6 million from the sale of Harris Williams & Co. to its management and $15.9 million from sales of Healtheon/Web MD stock during the period. At June 30, 2000, FINOVA held approximately 624,000 shares of Healtheon/Web MD common stock. While in the aggregate FINOVA has historically recognized gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize gains in the future, depending, in part, on market conditions at the time of sale.

     OPERATING EXPENSES. Operating expenses were $139.8 million in the first six months of 2000 compared to $120.8 million in the comparable 1999 period. The increase was due to $11.8 million incurred to exit the origination and sale of commercial real estate loans to the CMBS market, $10 million incurred for deferred compensation and executive severance in the first quarter of 2000, and to an increase in personnel costs, principally related to employees added via acquisitions in 1999. These increases were partially offset by lower performance-based compensation accruals in 2000 related to lower earnings and the decrease in the company's stock price. Operating efficiency, which is the ratio of operating expenses to operating margins and gains was 38.4% in the first six months of 2000, compared to 37.8% in the same period of 1999.

     INCOME TAXES. Income taxes were lower for the first six months of 2000 compared to the corresponding period in 1999 primarily due to the decrease in pre-tax income and a beneficial IRS tax audit adjustment of $5.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets were $13.71 billion at June 30, 2000 compared to $13.61 billion at December 31, 1999. Included in managed assets at June 30, 2000 were $13.22 billion in funds employed, $420.7 million of securitized assets and $71.6 million of participations sold to third parties. The increase in managed assets was due to funded new business of $1.93 billion for the six months ended June 30, 2000, partially offset by prepayments and asset sales accompanied by normal portfolio amortization.

     The reserve for credit losses increased to $270.6 million at June 30, 2000 from $265.0 million at December 31, 1999. At June 30, 2000 and December 31, 1999, the reserve for credit losses represented 2.0% and 2.1% of ending managed assets, respectively (excluding participations, financing contracts held for sale and, for 2000, limited recourse securitizations). Nonaccruing assets increased to $421.5 million or 3.1% of ending managed assets (excluding participations) at June 30, 2000 from $295.1 million or 2.2% at the end of 1999. The largest additions to nonaccruing assets occurred in Corporate Finance ($48.1 million), Transportation Finance ($38.6 million loan to Tower Air, Inc.) and Healthcare Finance ($10 million related to one loan).

     The Corporate Finance exposure consists of loans to two separate, but related, companies. The first, which has approximately $17 million outstanding, is experiencing material operating losses and is currently for sale. The other company, with approximately $31 million outstanding, is not performing in line with its  business  plan and is  experiencing  modest  losses.  A $13.4  million reserve has been specifically allocated to these accounts to reflect management's current best estimate of the potential loss exposure.

     FINOVA's $56.5 million balance with Tower Air, Inc. has been split into two pieces. A newer 747-200 aircraft, with a $17.9 million valuation, has been repossessed by FINOVA and is being converted to a cargo aircraft. FINOVA is in possession of a letter of intent from a major corporation to lease the aircraft upon completion of the conversion. The remaining $38.6 million has been classified as nonaccruing and represents FINOVA's balance on the remaining aircraft. A $6 million reserve has been specifically allocated to this account to reflect management's current best estimate of the potential loss exposure.

     FINOVA's Healthcare Finance division has a total of $24 million outstanding to Genesis Health Ventures, Inc. and Subsidiaries ("Genesis") and its affiliate, The Multicare Companies, Inc. and Subsidiaries ("Multicare"). The $14 million related to Genesis is current and payments are expected to continue. The $10 million Multicare loan is delinquent and is not expected to resume paying in the near future; therefore, it has been classified as a nonaccruing account. A $1.9 million reserve has been specifically allocated to this account to reflect management's current best estimate of the potential loss exposure.

     Earning impaired assets increased slightly during the six months ended June 30, 2000 to $251.4 million from $240.1 million at December 31, 1999, but remained a consistent percentage of ending managed assets (excluding participations) at 1.8%. While there was a significant amount of movement in and out of the impaired category, two of the larger additions were $95.4 million relating to Sunterra Corporation ("Sunterra"), a customer of Resort Finance which filed Chapter 11 bankruptcy during the second quarter, and $13.5 million related to MicroAge, Inc. The Sunterra loans are secured by marketable assets, primarily completed but unsold timeshare units, at 13 of Sunterra's approximately 90 resorts. FINOVA believes the value of the collateral is sufficient to enable recovery of the principal loan balances outstanding plus any accrued interest. An additional $20 million outstanding to Sunterra is secured by consumer timeshare receivables. On these receivables, FINOVA is collecting cash on a current basis in accordance with the terms of the agreements; therefore, this portion is classified as a performing asset. MicroAge, Inc. and its subsidiary, Pinacor, Inc., filed bankruptcy during the second quarter. Other additions to the impaired category were primarily from Corporate Finance and Healthcare Finance while most of the reductions occurred via migration to nonaccruing status (most notably Tower Air, Inc.). FINOVA's policy is to suspend income recognition for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.

     FINOVA's 31 to 90 day delinquencies rose from 66 basis points at December 31, 1999 to 112 basis points at June 30, 2000. The increase was due primarily to three Healthcare Finance customers that moved into this category in the second quarter of 2000.

     At  June  30,  2000,   FINOVA  had  $11.87  billion  of  debt  outstanding,
representing 6.7 times the Company's equity base of $1.78 billion. At year-end 1999, FINOVA's debt was 6.4 times the equity base of $1.77 billion.

     FINOVA's internally generated funds, available credit lines and asset sales have financed growth in funds employed and liquidity during the six months ended June 30, 2000. During May and June 2000, FINOVA drew down $4.5 billion against domestic commercial paper back-up bank facilities and used the proceeds primarily for repayment of commercial paper and to fund normal operations. Of this amount, $1.6 billion is due May 15, 2001. The other $2.9 billion is to be repaid over a three-year period from 2001 to 2003. FINOVA also has $150 million (Canadian) due under a bank facility that matures in July 2001. During the first six months of 2000, FINOVA issued $120 million of new long-term borrowings and repaid $915.9 million of long-term borrowings. Subsequent to June 30, 2000, FINOVA's credit ratings were reduced by Standard & Poor's Ratings Group. See Recent Developments and Business Outlook for further discussion of the rating agency downgrade.

     In May 2000, FINOVA completed a loan and lease securitization with assets originated by the Commercial Equipment Finance division, which resulted in initial proceeds to FINOVA of $302 million. Deutsche Bank Alex Brown acted as structuring agent for this transaction, which includes a 364-day commitment to purchase up to $375 million of equipment loans and leases on a revolving basis. A non-cash gain of $200 thousand was recorded on the transaction. During July 2000, FINOVA structured two additional securitizations totaling $800 million. See Recent Developments and Business Outlook for further discussion of the securitization transactions.

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

     Total net revenue was $121.5 million in 2000 compared to $104.3 million for the first six months of 1999, an increase of 16.5%. The increase was primarily due to a 20.0% increase in managed assets over the last twelve months, partially offset by the effects of competitive pressures on pricing in the asset-based lending businesses. Corporate Finance/Business Credit managed assets grew 28.1% over the last twelve months; however, their non-accruing assets grew to 6.8% of managed assets compared to 3.6% in June 1999. Commercial Services increased its revenue primarily due to growth in asset-based loans and fee-based volume. Fee-based volume for the business unit increased to $782.1 million vs. $579.8 million in 1999, partially offset by lower rates earned on that volume, 0.74% in 2000 vs. 0.89% in 1999. Distribution and Channel Finance (DCF) had fee-based volume of $1.66 billion during the first six months of 2000 compared to $1.49 billion in 1999. The rate earned on that volume also increased from 0.97% to 1.01% in 2000. The Rediscount Finance business grew its managed assets by 18.7% over 1999 and its net revenue by 18.1% over the same period.

     Income before allocations declined from $40.8 million in 1999 to a loss of $26.8 million in the first six months of 2000, primarily due to a $70 million special charge to bolster the reserve for credit losses following a first quarter 2000 write-off related to a major customer of DCF. Excluding the special charge, the segment had income before allocations of $43.2 million, an increase of approximately 6%. Net write-offs for the group totaled $97.7 million in the first six months of 2000 compared to $19.2 million in 1999. Excluding the $70 million special charge, net write-offs as an annualized percent of average managed assets for the Commercial Finance Group were 1.41% compared to 1.27% in the first six months of 1999. Operating expenses as a percent of operating margin and gains improved from 54.1% in 1999 to 52.0% in 2000 for the Commercial Finance segment. This is primarily due to operating efficiencies realized in the Commercial Services and Rediscount Finance lines of business compared to 1999.

     Managed assets grew to $4.02 billion over the last twelve months from $3.35 billion, an increase of 20.0%. The growth in managed assets was primarily due to the addition of $661.9 million of managed assets acquired in connection with the acquisition of Fremont Financial Corporation. Excluding the assets acquired in the Fremont acquisition, managed assets for the segment remained relatively flat from June 1999; however, Rediscount Finance grew 18.7%, partially offset by 12.3% asset compression in Corporate Finance/Business Credit. The lower asset levels in this unit are primarily due to a slowdown in new business growth resulting from increasingly competitive pricing pressures and the higher cost of funds.

     The Commercial Finance Group had new loan business of $300.5 million in the first six months of 2000 compared to $642.6 million in 1999. The group, which is considered more generalist than FINOVA's more profitable niche-oriented businesses, is expected to continue its slower growth rate during 2000. The Company as a whole expects to significantly slow managed asset growth on an annual basis. There can be no assurance that FINOVA's asset base will grow. See Recent Developments and Business Outlook for further discussion.

     SPECIALTY FINANCE. Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

     Total net revenue was $187.4 million in the first six months of 2000 compared to $187.3 million in 1999. Revenue did not grow in spite of 17.3% growth in managed assets over the last twelve months and 9.1% annualized growth during the first half of 2000, due to a lower level of gains on disposal of assets ($7.7 million in 2000 vs. $14.4 million in 1999) and to the effects of higher cost of funds. The lower gains were primarily attributable to the timing of assets coming off lease and the company's ability to re-lease assets at end of term. While in the aggregate FINOVA has historically recognized gains on disposals, the timing and amount of these gains are sporadic in nature. Additionally, certain business units within this segment will sometimes receive equity interests to complement their financing arrangements. Depending on various factors, including management's discretion, FINOVA may opt to exercise and sell its position in these equities when permitted to do so.

     Income before allocations was $148.0 million for the six months ended June 30, 2000 compared to $153.3 million for the same period in 1999. The decrease was primarily due to lower gains and an increase in net write-offs from $4.0 million to $7.9 million in 2000. Annualized net write-offs as a percentage of average managed assets for the group rose to 0.18% from 0.11% in 1999.

     Managed assets grew to $8.64 billion in 2000 from $7.37 billion in the same period of 1999, an increase of 17.3%. The growth in managed assets was driven by new business of $993.2 million in 2000 compared to $848.5 million in 1999. The growth in managed assets was spread across most business units with Communications Finance, Franchise Finance, Healthcare Finance, Resort Finance and Transportation Finance all growing in excess of 15% over the last twelve months, while Public Finance and Specialty Real Estate Finance experienced a decline. The group as a whole was able to increase backlog to $1.60 billion at June 30, 2000 compared to $1.30 billion at December 31, 1999. In the second quarter of 2000, the Commercial Equipment Finance unit completed a securitization resulting in initial proceeds of $302 million. The structure of the transaction includes a 364-day commitment to securitize up to $375 million on a revolving basis. See Financial Condition, Liquidity and Capital Resources for additional discussion of the securitization.

     CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provide debt and equity capital funding and provided commercial mortgage banking services until those operations were discontinued in the second quarter of 2000. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment late in the first quarter of 1999.

     Total net revenue was $79.8 million in 2000 compared to $39.5 million in 1999. The increase in 2000 was primarily due to the addition of Mezzanine Capital and Harris Williams & Co., both acquired late in the first quarter of 1999. Also contributing to the increase in net revenue was the continued growth of Realty Capital's bridge and mezzanine financing activities, which offset a decline in net revenue generated by Realty Capital's exit from the origination and sale of commercial real estate loans to the CMBS market in April 2000. Realty Capital's bridge and mezzanine financing portfolio grew to $487.0 million by June 30, 2000 compared to $171.3 million at June 30, 1999. Realty Capital's CMBS volume declined to $193.6 million in 2000 from $947.1 million for the same period in 1999, while the rate earned on that volume increased to 0.69% from 0.53%.

     The Mezzanine Capital and Harris Williams & Co. units provided $64.6 million of net revenue during 2000 compared to $17.1 million in 1999. The net revenue in 2000 from these two business units included $28.8 million of gains from sale of equity and warrant positions, and a $4.6 million gain on the sale of Harris Williams & Co. to its management, as well as the elimination of $1.9 million of management incentives. Gains generated from the sale of Healtheon/WebMD stock in 2000 amounted to $15.9 million. FINOVA recorded a pre-tax unrealized gain of $4.3 million through other comprehensive income on the balance sheet related to 623,832 shares of Healtheon/WebMD stock in its portfolio at June 30, 2000. FINOVA periodically assesses its position in this unit's investment portfolio and may opt to exercise and sell its position based on various factors, including management's discretion, when permitted to do so.

     Income before allocations grew to $22.4 million in 2000 from $12.7 million in 1999. This increase was primarily attributable to the increased net revenue, partially offset by $22.9 million of net write-offs in the Mezzanine Capital portfolio, $11.8 million incurred by Realty Capital's exit from the origination and sale of loans to the CMBS market, and higher operating expenses due to the inclusion of Mezzanine Capital and Harris Williams & Co. for virtually the full six months ended June 30, 2000.

     Managed assets grew to $950.6 million despite the elimination of Realty Capital's on-balance sheet CMBS product, which totaled $243.5 million at June 30, 1999. This reduction was offset by $315.7 million of growth in Realty Capital's bridge and mezzanine financing portfolio.

     Mezzanine Capital's managed assets declined to $432.8 million in 2000 from $456.6 million in 1999. The compression is primarily due to transitioning its new business originations using FINOVA's underwriting standards. Loan backlog for the segment as a whole, excluding fee-based volume, decreased to $190.8 million from $257.2 million in 1999.

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

     On May 5, 2000, FINOVA renewed a $500 million, 364-day revolving credit agreement for another year to 2001. Two additional 364-day commercial paper back-up facilities aggregating $1.6 billion were scheduled to renew on May 16, 2000. FINOVA received commitments to renew approximately $1.1 billion of these facilities. The $1.1 billion, along with the $500 million renewal on May 5th and $2.4 billion previously in place, was not adequate to provide dollar-for-dollar coverage on $4.3 billion of commercial paper outstanding. As a result, FINOVA exercised its term-out option under the $1.6 billion of facilities, which are payable on May 15, 2001 and also drew down its other commercial paper back-up bank facilities as discussed in Financial Condition, Liquidity and Capital Resources.

     On May 8, 2000, FINOVA announced that it had engaged Credit Suisse First Boston to assist in the exploration of strategic alternatives with financial, strategic and other potential partners. This process is continuing with various forms of transactions under review, including a sale of the company.

     In light of these recent events, several credit ratings agencies reduced the senior debt and commercial paper credit ratings for FINOVA Capital Corporation. Including the July 31st downgrades, the credit ratings for FINOVA Capital are as follows:

                                          Senior Debt         Commercial Paper
                                          -----------         ----------------
Moody's Investors Service Inc.                Baa2                  P-3
Standard & Poor's Ratings Group               BBB-                  A-3
Fitch Investors Services, Inc.                BBB                   F-2
Duff & Phelps Credit Rating Co.               BBB                   D-2
Dominion Bond Rating Services (Canada)        BBB (high)            R-2 (high)

     FINOVA   expects  to  use  cash  flow  from   operations,   proceeds   from
securitizations and proceeds from other asset sales to satisfy its debt obligations and operational needs, and to fund reduced amounts of new business. In May 2001, FINOVA is obligated to repay approximately $1.6 billion of borrowings under the back-up bank facilities, which is in addition to other debt maturities. These repayments will require additional asset sales, new financing arrangements, infusion of debt or equity or similar arrangements.

     During July 2000, FINOVA structured two securitizations with total commitments of $800 million. One securitization, with Chase Securities acting as structuring agent, includes a commitment to purchase up to $500 million of loans on a revolving basis until February 2001, which may be extended by mutual agreement, and is funded through a commercial paper conduit. As with FINOVA's other securitizations, other events, such as the performance of the portfolio or of FINOVA, could result in termination of the securitizations. If the securitizations are not extended or renewed, loan collections will thereafter be applied to reduce the securitization balance rather than to fund the obligations to the underlying borrowers. Proceeds to FINOVA through the first two fundings of the Chase securitization aggregated approximately $475 million. The securitization assets were originated through FINOVA's Corporate Finance division. An additional $300 million securitization, structured by Morgan
Stanley Dean Witter, is available for future funding. Assets for this securitization will originate through FINOVA's Franchise Finance division.

     On August 9, 2000, FINOVA signed an agreement to sell substantially all of the assets related to its Commercial Services division. The transaction is expected to close in the third quarter of 2000 and is subject to certain conditions, including regulatory approvals.

     On August 10, 2000, the Board of Directors of FINOVA declared a quarterly dividend of $0.18 per share on FINOVA's common stock. The dividend is payable October 2, 2000 to shareholders of record on September 1, 2000.

     FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. The Company as a whole expects to significantly slow managed asset growth on an annual basis. There can be no assurance that FINOVA's asset base will grow.

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

     The forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those predicted. Those factors include:

     * FINOVA's ability to address its financing requirements in light of its existing debt obligations and market conditions.
     * Pending and potential litigation relating to the special charge to earnings announced on March 27, 2000.
     * The results of efforts to implement FINOVA's business strategy, including the evaluation of strategic alternatives.
     *    The ability to attract and retain key personnel and customers.
     * Conditions that adversely impact FINOVA's borrowers and their ability to meet their obligations to FINOVA.
     *    The adequacy of FINOVA's loan loss reserves.
     * Other risks detailed in FINOVA's SEC reports, including on page 15 of FINOVA's 10-K for 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Subsequent to the announcements of the special charge of $80 million to bolster loss reserves and provide for payment of deferred compensation and executive severance in the first quarter of 2000 and the draws against the Company's commercial paper back-up bank facilities, FINOVA Capital's credit ratings were downgraded by Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch Investors Services, Inc. and Duff & Phelps Credit Rating Co. On July 31, 2000, Standard & Poor's Ratings Group again reduced FINOVA Capital's credit ratings. The draws on the commercial paper back-up facilities and credit downgrades are expected to decrease 2000 EPS by $0.30 to $0.40. See Recent Developments and Business Outlook for further discussion.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. The first lawsuit was filed in the United States District Court for the District of New York; that action has been transferred to the United States District Court for the District of Arizona, where the remaining four lawsuits were filed. Motions to consolidate all five lawsuits into one action are currently pending.

     All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA Capital 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

     The complaints generally allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA's stock price, among other reasons. The complaints all seek unspecified damages, interest, and other relief; the Louisiana School Employees Retirement System complaint also seeks rescission with regard to the notes purchased.

     FINOVA has not had an opportunity to fully assess the likelihood of success in the matters, but believes the claims are without merit, and in any event does not expect the actions to have a material adverse impact on the Company's financial condition. FINOVA and the other defendants intend to vigorously defend against the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareowners of the Company was held on May 11, 2000. At that meeting, Shareowners owning 50,749,860 shares of the Company's Common Stock ("Shares") were present in person or by proxy. The Shareowners approved each matter submitted by the following votes:

         Item                                              For        Against     Abstain*
         ----                                              ---        -------     --------
Election of Mr. Robert H. Clark, Jr. as a Director     50,339,551       N/A        410,309
Election of Ms. Shoshana B. Tancer as a Director       50,268,452       N/A        481,408

----------
*    Abstain includes broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed herewith:

Exhibit No.                Document
-----------                --------
   10.A      Employment Agreement for Matthew M. Breyne dated April 1, 2000.+

   10.B      Executive Retention Plan adopted May 26, 2000.+

   12        Computation of Ratio of Income to Fixed Charges (interim period).

   27        Financial Data Schedule

----------
+    Relating to management compensation
(b)  Reports on Form 8-K:

     A report on Form 8-K, dated July 26, 2000 was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the quarter ended June 30, 2000 (unaudited).

                              THE FINOVA GROUP INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FINOVA GROUP INC.
                                        (Registrant)


Dated: August 11, 2000                  By: /s/ Bruno A. Marszowski
                                           -------------------------------------
                                           Bruno A. Marszowski, Senior Vice
                                           President, Chief Financial Officer
                                           and Controller Principal Financial
                                           and Accounting Officer

                              THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                  EXHIBIT INDEX
                             JUNE 30, 2000 FORM 10-Q

Exhibit No.                Document
-----------                --------
   10.A      Employment Agreement for Matthew M. Breyne dated April 1, 2000.

   10.B      Executive Retention Plan adopted May 26, 2000.

   12        Computation of Ratio of Income to Fixed Charges (interim period).

   27        Financial Data Schedule