Form 10-K405/A
period 2000-12-31
FINOVA GROUP INC
filed 2001-04-26
CIK 883701

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20594

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File Number 1-11011

THE FINOVA GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 4800 North Scottsdale Road Scottsdale, AZ (Address of Principal Executive Offices)	86-0695381 (I.R.S. Employer Identification No.) 85251-7623 (Zip Code)

Registrant’s Telephone Number, Including Area Code: 480-636-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

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

Yes    ✓    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ✓

        As of April 12, 2001, approximately 61,156,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on that date of $1.50), held by nonaffiliates was approximately $90,902,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

        This Form 10-K/A is being filed for the purpose of filing the information required by Part III of Form 10-K.

TABLE OF CONTENTS

Name of Item

PART I

Item 1.    Business.

Introduction

        The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). The FINOVA Group Inc. is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

Recent Developments

        On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the “Reorganization Proceedings”). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA’s access to lower cost capital in the public and private markets. These events are generally described below.

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

        As the year progressed, the U.S. economy began to show signs of weakening and FINOVA’s portfolio of leases and loans began to experience higher levels of delinquencies and nonaccruing assets. The impact of these events and current economic conditions resulted in increased levels of problem accounts and higher cost of funds (resulting in lower interest margins earned), higher reserve requirements, higher write-offs, losses on investments and disposal of assets, impairment of intangible assets, reduced tax benefits, and the decision to exit certain businesses.

        On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment letter with Berkshire Hathaway Inc. (“Berkshire Hathaway”), Leucadia National Corporation (“Leucadia”) and Berkadia, an entity jointly owned by Leucadia and Berkshire Hathaway, pursuant to which Berkadia committed to lend $6.0 billion to FINOVA, to facilitate a Chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The $6.0 billion five-year term loan will be secured by substantially all of the assets of FINOVA and its subsidiaries and guaranteed on a secured basis by FINOVA Group and substantially all of the subsidiaries of FINOVA Capital (the “Berkadia Loan”). The balance of FINOVA Capital’s bank and bond indebtedness will be restructured into approximately $5 billion of new ten-year senior notes of FINOVA (“New Senior Notes”). Berkadia’s commitment is subject to various conditions, including Berkadia’s satisfaction with FINOVA’s Chapter 11 plan of reorganization (the “Plan”) and bankruptcy court and necessary creditor approvals. In connection with the commitment letter, FINOVA also entered into a Management Services Agreement with Leucadia and its subsidiary, Leucadia International Corporation, which has been amended and restated. For a more detailed description of these agreements, see the section in this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

        FINOVA received bankruptcy court approval to continue operating its business in the ordinary course and, as a result, will continue funding existing commitments to its customers. In light of these events, FINOVA has effectively eliminated new business development activities other than funding existing commitments and for the foreseeable future intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

        The following description of FINOVA’s business includes a discussion of the Company’s historical business activities. As mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has effectively eliminated new business development activities. Accordingly, the description is presented to provide an understanding of the Company’s current assets and liabilities but should not be interpreted to mean that the Company continues to make similar investments. It should be read in conjunction with the section of this report captioned “Recent Developments and Business Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General

        FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800. FINOVA also has offices throughout the U.S. and in London, U.K. and Toronto, Canada.

        FINOVA is a Delaware corporation. The Company was incorporated in 1991 to serve as the successor to The Dial Corporation’s financial services businesses. FINOVA’s common stock is traded on the New York Stock Exchange under the symbol “FNV.”

        FINOVA extends a broad range of customized financing and capital market products, including revolving credit facilities, term loans, leases and equity capital primarily to “middle-market companies.”

        Historically, FINOVA’s financing activities have been managed within three market groups: Specialty Finance, Capital Markets and Commercial Finance. Lines of business within each segment focus on providing tailored products and services to specific market niches. The following business descriptions include information regarding typical sizes of individual transactions. In some cases, FINOVA provides multiple financing transactions to a borrower or to affiliates of a borrower, which significantly increases the Company’s total exposure to that borrower beyond the typical transaction size. Certain FINOVA businesses including Resort Finance, Transportation Finance and Rediscount Finance, have multiple exposures exceeding $100 million. “Discontinued Operations” were designated as such during the third quarter of 2000 when FINOVA’s Board of Directors voted to discontinue and offer the five businesses for sale.

Business Groups

    Specialty Finance

•
Commercial Equipment Finance offers equipment leases and loans to a broad range of mid-size companies. Specialty markets include emerging growth technology industries (primarily biotechnology), electronics, telecommunications, corporate aircraft, supermarket/specialty retailers and most heavy industry. Typical transaction sizes range from $1 million to $20 million.

•
Communications Finance specializes in term financing to advertising and subscriber-supported businesses, including radio and television broadcasting, cable television, paging, outdoor advertising, publishing and emerging technologies such as internet service providers and competitive local exchange carriers. Typical transaction sizes range from $3 million to $40 million.

•	Franchise Finance offers equipment, real estate and acquisition financing for operators of established franchise concepts. Typical transaction sizes generally range from $500,000 to $40 million.

•
Healthcare Finance offers a full range of working capital, equipment and real estate financing products for the U.S. healthcare industry. Transaction sizes typically range from $500,000 to $35 million.

•	Portfolio Services provides customized receivable servicing and collections for resort timeshare developers and other holders of consumer receivables.

•	Public Finance provides tax-exempt term financing to non-profit corporations, manufacturers, and state and local governments. Typical transaction sizes range from $2 million to $15 million.

•
Resort Finance focuses on acquisition, construction and receivables financing for timeshare resorts, second home communities and fractional interest resorts. Typical transaction sizes range from $5 million to $35 million or more, and in some instances exceed $100 million.

•
Specialty Real Estate Finance provides senior term acquisition and bridge/interim loans from $5 million to $30 million or more on hotel and resort properties in the U.S., Canada and the Caribbean. Through this division, FINOVA also provides equity investments in credit-oriented real estate sale-leasebacks.

•
Transportation Finance structures equipment loans, direct financing, operating and leveraged leases and acquisition financing for commercial and cargo airlines worldwide, railroads and operators of other transportation-related equipment. Typical transaction sizes range from $5 million to $30 million or more, and in some instances exceed $100 million.

    Capital Markets

•
Investment Alliance provides equity and debt financing for mid-size businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.

•	Loan Administration provides servicing and subservicing of commercial mortgages, business leases and prime and sub-prime consumer loans.

•
Mezzanine Capital provides secured subordinated debt with warrants to mid-size North American companies for expansion capital, buyouts or re-capitalization. Typical transaction sizes range from $2 million to $15 million.

•
Realty Capital provides commercial real estate bridge/interim mortgage loans and capital markets funded commercial real estate loans. Typical transaction sizes range from $1 million to $25 million. This line of business is being offered for sale and is classified as held for sale.

    Commercial Finance

•
Rediscount Finance offers revolving credit facilities to the independent consumer finance industry, including direct loan, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million or more, and in some instances exceed $100 million.

    Discontinued Operations

•
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

—
Business Credit provided collateral-oriented revolving credit facilities and term loans for manufacturers, retailers, distributors, wholesalers and service companies. Typical transaction sizes ranged from $1 million to $5 million. Fremont Capital Corporation, acquired in December 1999, was added to this line of business. Business Credit is not entering into new commitments.

—
Growth Finance provided collateral-based working capital financing primarily secured by accounts receivable for manufacturers, wholesale distributors, service companies and importers. Typical transaction sizes ranged from $100,000 to $1 million and were made to small and mid-size businesses with annual sales under $10 million. Growth Finance is not entering into new commitments.

•
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

Portfolio Composition

        The total managed assets consist of FINOVA’s net investment in financing transactions plus certain assets that are owned by others but serviced by the Company (securitized assets). Managed assets are not reported on the Company’s balance sheet. The Company’s investment in financing transactions is primarily settled in U.S. dollars.

Investment in Financing Transactions

        The following primarily relates to continuing operations, except as noted.

        The following tables detail FINOVA’s investment in financing transactions (before reserve for credit losses) at December 31, 2000, 1999 and 1998.

INVESTMENT IN FINANCING TRANSACTIONS
BY LINE OF BUSINESS

DECEMBER 31, 2000
(Dollars in thousands)

	Revenue Accruing			Nonaccruing			Total Carrying Amount	%
	Performing at Contractual Terms	Impaired	Repossessed Assets	Impaired	Repossessed Assets	Lease & Other
Specialty Finance Group
Transportation Finance	$2,194,415	$ 61,076		$$138,028	$	$	$ 2,393,519	23.5
Resort Finance	1,538,712	133,851	13,293	136,889	5,107		1,827,852	18.0
Franchise Finance	862,310	8,453		48,101	2,088		920,952	9.0
Healthcare Finance	590,997		1,452	264,589		1,677	858,715	8.4
Communications Finance	623,301			92,823			716,124	7.0
Specialty Real Estate Finance	660,983		25,602	12,950	7,923		707,458	6.9
Commercial Equipment Finance	496,165			12,521	5,559	845	515,090	5.1
Public Finance	173,135			5,200			178,335	1.8

	7,140,018	203,380	40,347	711,101	20,677	2,522	8,118,045	79.7

Commercial Finance Group
Rediscount Finance	1,062,151	32,375	520	119,005	4,412		1,218,463	12.0

	1,062,151	32,375	520	119,005	4,412		1,218,463	12.0

Capital Markets Group
Realty Capital	406,080			15,876			421,956	4.2
Mezzanine Capital	294,725			43,925			338,650	3.3
Investment Alliance	35,892			3,833			39,725	0.4

	736,697			63,634			800,331	7.9

Other	43,565						43,565	0.4

Total Continuing Operations (1)	8,982,431	235,755	40,867	893,740	25,089	2,522	10,180,404	100.0

Discontinued Operations (2)	737,658	3,633		473,724	7,769	4,695	1,227,479

TOTAL	$9,720,089	$239,388	$40,867	$1,367,464	$32,858	$7,217	$11,407,883

NOTES:
(1)	Excludes $357.5 million of assets sold which the Company manages, including $243.0 million in Commercial Equipment Finance and $114.5 million in Franchise Finance.
(2)	Excludes $475 million of Corporate Finance assets that were sold and are managed by the Company.

INVESTMENT IN FINANCING TRANSACTIONS
BY LINE OF BUSINESS

DECEMBER 31, 1999
(Dollars in thousands)

	Revenue Accruing			Nonaccruing			Total Carrying Amount	%
	Performing at Contractual Terms	Impaired	Repossessed Assets	Impaired	Repossessed Assets	Lease & Other
Specialty Finance Group
Transportation Finance	$ 2,424,262	$ 64,073	$	$	$	$	$ 2,488,335	24.1
Resort Finance	1,584,508		14,383	2,699	19,318		1,620,908	15.7
Healthcare Finance	692,876	17,695	5,137	35,076	1,162	5,945	757,891	7.4
Franchise Finance	769,162		1,917	4,953	2,770	172	778,974	7.6
Communications Finance	674,331	3,908		10,327			688,566	6.7
Specialty Real Estate Finance	726,788		35,807	9,042	6,151	152	777,940	7.5
Commercial Equipment Finance	809,456		5,090	12,000	19,657	2,725	848,928	8.2
Public Finance	168,778						168,778	1.6

	7,850,161	85,676	62,334	74,097	49,058	8,994	8,130,320	78.8

Commercial Finance Group
Rediscount Finance	1,059,930		12,574	1,071	3,042		1,076,617	10.4

	1,059,930		12,574	1,071	3,042		1,076,617	10.4

Capital Markets Group
Realty Capital	578,808			4,614			583,422	5.7
Mezzanine Capital	386,555	21,981		34,117			442,653	4.3
Investment Alliance	25,292						25,292	0.2

	990,655	21,981		38,731			1,051,367	10.2

Other	62,403	1,107					63,510	0.6

Total Continuing Operations (1)	9,963,149	108,764	74,908	113,899	52,100	8,994	10,321,814	100.0

Discontinued Operations (2)	2,548,671	131,362		92,305	3,736	24,089	2,800,163

TOTAL	$12,511,820	$240,126	$74,908	$206,204	$ 55,836	$33,083	$13,121,977

NOTES:
(1)	Excludes $121.3 million of Franchise Finance assets that were sold and are managed by the Company.
(2)	Excludes $300 million of Corporate Finance assets that were sold and are managed by the Company.

INVESTMENT IN FINANCING TRANSACTIONS
BY LINE OF BUSINESS

DECEMBER 31, 1998
(Dollars in thousands)

	Revenue Accruing			Nonaccruing
	Performing at Contractual Terms	Impaired	Repossessed Assets	Impaired	Repossessed Assets	Lease & Other	Total Carrying Amount	%
Specialty Finance Group
Transportation Finance	$ 2,140,541	$ 61,895	$	$	$	$	$ 2,202,436	27.1
Resort Finance	1,209,062		16,415		24,800		1,250,277	15.4
Healthcare Finance	597,201		7,018	5,902		1,102	611,223	7.5
Franchise Finance	597,916	1,619	1,741	1,763	2,120	274	605,433	7.5
Communications Finance	694,863	7,169		24,264			726,296	8.9
Specialty Real Estate Finance	635,952	16,966	34,230	9,799	7,620	194	704,761	8.7
Commercial Equipment Finance	712,854	1,526	4,858	10,884	17,855	4,135	752,112	9.3
Public Finance	183,099						183,099	2.3

	6,771,488	89,175	64,262	52,612	52,395	5,705	7,035,637	86.7

Commercial Finance Group
Rediscount Finance	766,250		999	3,762			771,011	9.5

	766,250		999	3,762			771,011	9.5

Capital Markets Group
Realty Capital	243,278						243,278	3.0
Investment Alliance	12,297						12,297	0.1

	255,575						255,575	3.1

Other	54,284						54,284	0.7

Total Continuing Operations (1)	7,847,597	89,175	65,261	56,374	52,395	5,705	8,116,507	100.0

Discontinued Operations (2)	1,796,124	16,831		63,364	2,051	25,344	1,903,714

TOTAL	$ 9,643,721	$106,006	$65,261	$119,738	$54,446	$31,049	$10,020,221

NOTES:
(1)	Excludes $136.1 million of Franchise Finance assets that were sold and are managed by the Company.
(2)	Excludes $300 million of Corporate Finance assets that were sold and are managed by the Company.

        The Company’s geographic portfolio diversification at December 31, 2000 in the continuing operations was as follows:

State	Total	Percent
	(Dollars in thousands)
Florida	$ 1,175,886	11.2%
California	1,154,679	11.0%
Texas	851,048	8.1%
Virginia	408,647	3.9%
New York	402,698	3.8%
Nevada	391,411	3.7%
Georgia	333,515	3.2%
Arizona	312,870	3.0%
South Carolina	306,850	2.9%
Missouri	269,102	2.6%
New Jersey	264,173	2.4%
Illinois	255,161	2.4%
Colorado	223,335	2.1%
Minnesota	214,615	2.0%
Washington	213,112	2.0%
Pennsylvania	211,163	2.0%
Other (1)	3,549,610	33.7%

Total managed assets	$10,537,875	100.0%

NOTE:
(1)	Other includes all states which on an individual basis represent less than 2% of the total; and international, which represents approximately 12.5% of the total.

        The following is an analysis of the reserve for credit losses for the years ended December 31:

	2000	1999	1998	1997	1996
	(Dollars in thousands)
Balance, beginning of year	$ 178,266	$ 141,579	$ 99,008	$ 84,874	$ 83,732
Provision for credit losses	643,000	22,390	48,470	23,429	10,240
Write-offs	(240,655)	(24,422)	(12,161)	(12,751)	(17,449)
Recoveries	1,018	1,830	1,174	1,061	1,765
Acquisitions and other	(2,879)	36,889	5,088	2,395	6,586

Balance, end of year	$ 578,750	$ 178,266	$141,579	$ 99,008	$ 84,874

        At December 31, 2000, the total carrying amount of impaired loans was $1.1 billion, of which $235.8 million were revenue accruing. A specific impairment reserve for credit losses of $246.4 million has been established for $697.0 million of nonaccruing impaired loans and $1.8 million has been established for $34.7 million of accruing impaired loans. Additionally, $2.2 million was established for other accounts. As a result, 43.3% of FINOVA’s reserve for credit losses was allocated to specific reserves. The remaining $328.4 million or 56.7% of the reserve for credit losses is designated for general purposes and represents management’s best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. At December 31, 1999, the total amount of impaired loans was $222.7 million, of which $108.8 million were revenue accruing. The specific impairment reserve for credit losses at December 31, 1999 was $35.4 million for $89.0 million of nonaccruing impaired loans and $25.3 million for $52.0 million of accruing impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

        At December 31, 2000, discontinued operations included $486.2 million of nonaccruing assets, of which $421.9 million were in Corporate Finance. Since the assets of the discontinued operations have been written down to estimated net realizable value, no reserve for credit losses are carried against those assets. Net realizable value write-downs were $347.5 million.

        Write-offs and recoveries by line of business, during the years ended December 31, were as follows:

	2000	1999	1998	1997	1996
	(Dollars in thousands)
WRITE-OFFS
Specialty Finance Group
Commercial Equipment Finance	$ 19,998	$ 6,030	$ 3,845	$ 3,722	$ 3,207
Communications Finance	3,953	3,100	494	750	2,994
Healthcare Finance	60,171	1,327	1,502	1,798	1,018
Franchise Finance	245	1,064	3,035	696	3,267
Public Finance	4,648
Resort Finance	61	656		2,700	4,275
Transportation Finance	40,500
Specialty Real Estate Finance	2,646	500	1,785	2,106	1,793

	132,222	12,677	10,661	11,772	16,554

Commercial Finance Group
Rediscount Finance	19,233	3,523	1,500

	19,233	3,523	1,500

Capital Markets Group
Mezzanine Capital	86,009	8,222
Realty Capital	3,000

	89,009	8,222

Other	191			979	895

Total Write-Offs	240,655	24,422	12,161	12,751	17,449

RECOVERIES
Specialty Finance Group
Commercial Equipment Finance	107	257	200	514	829
Healthcare Finance	534	139	542	94	8
Franchise Finance	326	824	255	263	422
Resort Finance					26
Specialty Real Estate Finance		371			177

	967	1,591	997	871	1,462

Commercial Finance Group
Rediscount Finance	25	51

	25	51

Capital Markets Group
Mezzanine Capital	14	68

	14	68

Other	12	120	177	190	303

Total Recoveries	1,018	1,830	1,174	1,061	1,765

Total Net Write-Offs	$239,637	$22,592	$10,987	$11,690	$15,684

Net write-offs as a percentage of average managed assets	2.25%	0.24%	0.15%	0.19%	0.28%

        A further breakdown of the portfolio by line of business can be found in Consolidated Financial Statements —Annex A (“Annex A”), Notes C and D.

        Pre-tax charges of $347.5 were incurred in 2000 to write-down the investment in financing transactions included in discontinued operations to net realizable value. The carrying amount of investments in financing transactions in discontinued operations at December 31, 2000 was $1.2 billion, down from $2.8 billion at December 31, 1999.

Cost and Use of Borrowed Funds

        Historically, FINOVA Capital has relied on borrowed funds as well as internal cash flow to finance its operations. It has also raised funds through the sale or securitization of assets. The Company managed its exposure to changes in interest rates through the issuance of swaps and other hedging techniques. In addition, the Company historically attempted to “match” its assets and liabilities by borrowing fixed and floating-rate debt in amounts and tenor that approximated the character of its assets.

        As a result of the recent developments described above, the Company does not expect to have access to the capital markets in the foreseeable future. In addition, most of the Company’s interest rate swap agreements were terminated as a result of the bankruptcy filing. During the pendancy of the bankruptcy, the interest rate which will be applied to the Company’s debt prior to plan confirmation obligations is also uncertain.

        Under the terms of the Company’s Plan, the New Senior Notes will be fixed-rate obligations, at the weighted average rate of the existing debt excluding default interest or penalties, if any. The Berkadia Loan bears interest at the greater of 9% or LIBOR plus 3%. Therefore, if LIBOR is below 6%, the Berkadia Loan will be fixed at 9%. If LIBOR rises above 6%, the Berkadia Loan will be a floating-rate obligation. If approved, the Plan will result in a significantly higher cost of funds than the Company has traditionally incurred in the past. Regardless of whether the Company’s Plan is approved, during the pendancy of the bankruptcy the Company is not able to match its floating-rate assets with floating-rate liabilities. No assurance can be given that the Plan will be approved or that the Company will be able to employ hedging techniques to mitigate its exposure to changes in market interest rates. For further information, see “Quantitative and Qualitative Disclosure about Market Risk.”

        The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA Capital for each of the periods listed:

	Year Ended December 31,
	2000	1999	1998	1997	1996
Short-term and variable rate long-term debt	7.2%	5.7%	6.1%	6.4%	6.5%
Fixed-rate long-term debt	7.1%	6.7%	7.0%	7.1%	7.2%
Aggregate borrowed funds (1)	7.1%	6.1%	6.4%	6.6%	6.8%
Rate earned on average earning assets (2) (3)	11.3%	10.8%	11.0%	10.8%	10.3%
Interest margins earned as a percentage of average earning assets (1)	4.7%	5.4%	5.5%	5.3%	4.8%

NOTES:
(1)	If the transaction with Berkadia is approved by the creditors and the bankruptcy court, the cost of funds will increase and interest margins earned will decrease.
(2)	Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(3)	Earned amounts are net of depreciation.

        The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA Capital’s cost of funds, refer to Annex A, Notes F and G.

        Following are the ratios of (losses) income to fixed charges and preferred stock dividends (“ratio”) for each of the past five years:

Year Ended December 31,
2000	1999	1998	1997	1996
(0.19)	1.75	1.60	1.61	1.56

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

        Income from leasing transactions is affected by gains from asset sales on lease termination and therefore, can be significantly less predictable than income from lending activities. During the five years ended December 31, 2000, the proceeds to FINOVA Capital from sales of assets on early termination and at the expiration of leases and the related carrying amounts are as follows:

	Early Terminations				Terminations at End of Lease Term
Year	Sales Proceeds	Carrying Amount of Assets	Proceeds as a % of Carrying Amount	Sales Proceeds	Estimated Residual Value of Assets	Proceeds as a % of Estimated Residual Value
	(Dollars in thousands)
2000	$27,695	$28,102	99%	$61,597	$57,088	108%
1999	95,721	81,000	118%	29,474	23,559	125%
1998	82,671	67,650	122%	40,571	35,647	114%
1997	114,680	96,656	119%	78,372	71,914	109%
1996	87,311	75,910	115%	16,334	13,872	118%

        For a discussion of accounting for lease transactions, refer to Annex A, Notes B and C.

Business Development

        In light of the recent developments, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

Customer Requirements

        FINOVA Capital’s financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers were based on several factors, including the costs of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

Portfolio Management

        In addition to the review at the time of original underwriting, FINOVA Capital’s Portfolio Management department or dedicated personnel within the business units generally review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer as practical; conduct periodic assessments, appraisals and/or verification of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; periodically review and address covenant compliance issues; and prepare periodic summaries of the aggregate portfolio quality and concentrations for management review.

        Evaluation for loan impairment is performed as a part of the portfolio management review process. When an impaired loan is determined to have measurable impairment, a write-down is taken or an impairment reserve is established, if required, based on the difference between the recorded balance of the loan (“carrying amount”) and either the fair value of the collateral or the present value of anticipated cash flows.

Delinquencies and Workouts

        FINOVA Capital monitors the timing of payments on its accounts, and has established detailed centralized policies and procedures for collection of delinquencies. Generally, for term loans and leases, when an invoice is 10 days past due, the customer is typically contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained in communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice for interest becomes 31 days past due at the end of the month, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel generally is retained to help protect FINOVA Capital’s rights and to pursue its remedies.

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

Governmental Regulation

        FINOVA Capital’s domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA Capital’s financing transactions and servicing activities are subject to additional government regulation. For example, aircraft leasing is regulated by the Federal Aviation Administration, and Communications Finance is regulated by the Federal Communication Commission. FINOVA Capital’s international activities are also subject to a variety of laws and regulations of the countries in which the business is conducted. FINOVA’s operations during the Reorganization Proceedings are also subject to oversight by the bankruptcy court discussed more fully below in “Legal Proceedings.”

Employees

        At December 31, 2000, the Company had 1,098 employees compared to 1,465 at December 31, 1999. Of the employees, 749 were in its continuing operations and 349 were in discontinued operations at December 31, 2000, compared to 929 in its continuing operations and 536 in discontinued operations at December 31, 1999. The decrease relates primarily to discontinuance and/or sale of certain business units, the Company’s efforts to trim operating expenses, and attrition caused by the events of the past year. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations are satisfactory.

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

Other Matters

        The Company is working diligently toward finalization of a plan of reorganization and intends to file the Plan with the bankruptcy court in the second quarter of 2001. The Plan is subject to approval by the Company’s creditors as well as the bankruptcy court.

Special Note Regarding Forward-Looking Statements

        Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

        Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

•
The results of FINOVA’s efforts to implement its business strategy, including successful completion of the Reorganization Proceedings. Failure to fully implement its business strategy might result in adverse effects including materially adverse impacts on its financial position and results of operations. The current focus on maximizing portfolio values and liquidity while minimizing or eliminating new business generation will likely result in financial results that differ materially from prior periods.

•
The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, impacting repayment of their obligations. The rate of borrower defaults or bankruptcies may increase. Economic conditions could adversely affect FINOVA’s ability to realize gains from sales of assets and investments and estimated residual values. Those items could be particularly sensitive to changing market conditions. Certain changes in fair market values must be reflected in FINOVA’s reported financial results.

•
The cost of FINOVA’s capital. That cost has increased significantly as a result of the events of 2000 and will increase further if the Berkadia transaction is consummated. The impact of these developments will be a significant reduction in profit margins.

•	Loss of employees. FINOVA must retain a sufficient amount of employees to continue to monitor and collect its portfolio. Failure to do so could result in additional losses.

•	Changes in air worthiness directives. These changes could have a significant impact on airplane values, especially FINOVA’s portfolio of airplanes, which are of an older vintage.

•
Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA’s financing products. The current financial condition of FINOVA also makes it difficult to record potential tax benefits that may never be recognized.

•	Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming than anticipated.

•	Potential liabilities associated with dispositions of assets or lines of business.

•	Changes in interest rates could adversely affect financial results.

•	Other risks detailed in FINOVA’s other SEC reports or filings.

        FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 2.    Properties.

        FINOVA’s principal executive offices are located in Scottsdale, Arizona. FINOVA Capital operates various additional offices in the United States, one in Canada and one in Europe. All of these properties are leased. Alternative office space could be obtained in the event leases are not renewed.

Item 3.    Legal Proceedings.

        FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters, for which nominal accruals have been made, could have a material adverse impact on FINOVA’s financial position, results of operations or cash flows.

        Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA’s former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA Capital 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

        In an order by the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group, Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System (“LSERS”) as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The consolidated amended complaint generally alleges that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA’s stock price, among other reasons. Among other things, the complaint seeks unspecified damages for losses incurred by shareowners, plus interest, and other relief, and rescission with regard to the notes purchased.

        Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company’s acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints allege that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest, and other relief.

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

        There have also been two shareowners’ derivative lawsuits filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions seek unspecified money damages and other relief. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA’s loss reserves. In both of these actions, the plaintiffs have agreed to a stay of all proceedings pending the final determination of the motion to dismiss in the consolidated securities litigation.

        Finally, another shareowner’s derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA stock as a result of the acquisition. The plaintiffs have agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

        FINOVA believes the claims in all of these securities and derivative cases are without merit. FINOVA and the other defendants intend to vigorously defend against these claims.

        On March 6, 2001, one of FINOVA Capital’s subsidiaries, FINOVA (Canada) Capital Corporation, had an involuntary Petition for Receiving Order filed against it in the Ontario, Canada, Superior Court of Justice in Bankruptcy. The action was filed by the Bank of Nova Scotia, as agent for the lenders on a $150 million (Canadian) bank facility. That same day, the courts in Canada issued a temporary injunction prohibiting transfers of assets out of the Canadian subsidiary to its other affiliates. FINOVA has not received service of process in those proceedings, but has agreed to refrain from transferring assets to its affiliates without court order.

        On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Reorganization Proceedings”). The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc., and FINOVA Finance.

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
FINOVA Group and President, Chief Executive Officer and General Counsel
of FINOVA Capital since March 2001. Previously, Senior Vice President—
General Counsel and Secretary of FINOVA and FINOVA Capital for more
		than five years.

Derek C. Bruns	41	Senior Vice President—Internal Audit of FINOVA for more than five years.

Jack Fields, III	46	Executive Vice President or similar positions of FINOVA Capital for more than five years.

Bruno A. Marszowski	59	Senior Vice President—Controller and Chief Financial Officer of FINOVA and FINOVA Capital for more than five years.

William C. Roche	47	Senior Vice President—Human Resources & Facilities Planning of FINOVA and FINOVA Capital for more than five years.

Stuart A. Tashlik	45	Senior Vice President—Planning & Communications of FINOVA since 1999. Previously, Senior Vice President or similar positions of FINOVA Capital for more than five years.

PART II

Item 5.    Market Price of and Dividends on the Registrant’s Common Equity & Related Shareowner Matters.

        The FINOVA Group Inc.’s common stock trades on the New York Stock Exchange under the symbol “FNV.” The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared from January 1, 1999 through December 31, 2000.

	Sales Price Range of Common Stock
	2000		1999
	High	Low	High	Low
Quarters:
First	$36.5000	$16.0000	$62.4375	$48.1250
Second	17.3125	7.5625	53.9375	45.3125
Third	16.5000	5.9375	54.5000	34.3750
Fourth	7.1875	0.4688	44.6250	32.5000

	Dividends Declared on Common Stock
	2000	1999
February	$0.18	$0.16
May	0.18	0.16
August	0.18	0.18
November	0.00	0.18

	$0.54	$0.68

        Prior to the first calendar quarter of 2001, quarterly dividends were paid on the first business day of each calendar quarter. In November 2000, FINOVA suspended its quarterly dividends. FINOVA anticipates it will not pay dividends in the foreseeable future, except as noted below. If the Plan proposed by the Company and affiliates is implemented, distributions to shareowners will not occur until the Berkadia Loan is fully paid, and then it is expected that distribution to shareowners will be made only as contemplated by the Plan, including the terms of the New Senior Notes. See “Recent Developments—Berkadia Commitment—Proposed Restructuring” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

        As of April 12, 2001, there were approximately 18,770 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $1.50.

Item 6.    Selected Financial Data.

        The following table summarizes selected financial data of FINOVA, which have been derived from the audited Consolidated Financial Statements of FINOVA for each of the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of FINOVA and the Notes included in Annex A, as well as the rest of this report. Prior year amounts have been reclassified to conform to 2000 presentation and restated to exclude operations which were discontinued in 2000 and 1996 and to reflect a two-for-one stock split in 1997. For further detail, see Annex A, Note I.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data)
OPERATIONS:
Income earned from financing transactions	$ 1,148,323	$ 1,006,278	$ 823,291	$ 714,360	$ 602,365
Interest margins earned	453,565	473,187	379,756	315,904	253,594
Provision for credit losses	643,000	22,390	48,470	23,429	10,240
(Losses) gains on investments and disposal of assets	(168,589)	67,886	27,912	30,286	12,417
(Loss) income from continuing operations	(546,709)	218,241	142,661	130,036	101,610
Net (loss) income	(939,817)	215,244	160,341	137,910	118,475
Basic (loss) earnings from continuing operations per share	(8.96)	3.64	2.55	2.39	1.86
Basic (loss) earnings per share	(15.41)	3.59	2.87	2.53	2.17
Basic adjusted weighted average shares	60,994,000	59,880,000	55,946,000	54,405,000	54,508,000
Diluted (loss) earnings from continuing operations per share	$ (8.96)	$ 3.45	$ 2.41	$ 2.27	$ 1.81
Diluted (loss) earnings per share	(15.41)	3.41	2.70	2.40	2.11
Diluted adjusted weighted average shares	60,994,000	64,300,000	60,705,000	59,161,000	56,051,000
Dividends declared per common share	$ 0.54	$ 0.68	$ 0.60	$ 0.52	$ 0.46
Dividend payout ratio	(3.5%)	19.0%	21.0%	20.6%	21.2%
FINANCIAL POSITION:
Investment in financing transactions	$10,180,404	$10,321,814	$ 8,116,507	$ 6,592,458	$ 5,957,088
Ending managed assets	10,537,875	10,443,136	8,252,571	6,629,065	5,957,088
Nonaccruing assets	921,351	174,993	114,474	94,845	84,677
Reserve for credit losses	578,750	178,266	141,579	99,008	84,874
Funded new business	2,882,589	4,132,150	3,495,160	2,672,025	2,317,023
Fee-based volume	193,579	2,072,280	2,811,766	731,445	7,144
Total assets	12,089,086	13,889,889	10,228,374	8,476,435	7,351,987
Deferred income taxes, net	49,202	439,518	342,268	275,971	246,217
Total debt	10,997,687	11,407,767	8,394,578	6,764,581	5,850,223
Company-obligated mandatory redeemable convertible preferred of subsidiary trust solely holding convertible debentures of FINOVA (“TOPrS”)	111,550	111,550	111,550	111,550	111,550
Shareowners’ equity	672,934	1,663,381	1,167,231	1,092,254	936,085

	December 31,
	2000		1999		1998		1997		1996
RATIOS:
Nonaccruing assets/managed assets(1)	8.7%		1.7%		1.4%		1.4%		1.4%
Reserve for credit losses as a % of:
Ending managed assets(1)	5.7%		1.7%		1.8%		1.5%		1.4%
Nonaccruing assets	62.8%		101.9%		123.7%		104.4%		100.2%
As a multiple of net write-offs	2.4	x	7.9	x	12.9	x	8.5	x	5.4	x
Total debt to equity(2)	16.5	x	6.9	x	7.3	x	6.3	x	6.4	x
Return on average common equity	(61.0%)		14.4%		14.1%		14.1%		13.5%
Return from continuing operations on average funds employed(3)	(5.5%)		2.5%		2.0%		2.2%		1.9%
Equity to assets	5.6%		12.0%		11.4%		12.9%		12.7%

NOTES:
(1)	Managed assets exclude financing contracts held for sale.
(2)	Debt in 2000, 1999, 1998, 1997 and 1996 includes the TOPrS noted above.
(3)	Average funds employed excludes deferred taxes applicable to leveraged leases.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        See pages 1-14 of Annex A.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        See page 15 of Annex A.

Item 8.    Financial Statements & Supplemental Data.

        1.  Financial Statements—See Item 14 hereof and Annex A.

        2.  Supplementary Data—See Condensed Quarterly Results included in Supplemental Selected Financial Data of Notes to Consolidated Financial Statements included in Annex A.

Item 9.    Changes in and Disagreements with Accountants on Accounting & Financial Disclosure.

        Not applicable.

PART III

Item 10.    Directors & Executive Officers of the Registrant.

        See “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Annex B and “Legal Proceedings” in Item 3.

        For information regarding FINOVA’s executive officers, see the Optional Item in Part I, following Item 4 and “Legal Proceedings” in Item 3.

Item 11.    Executive Compensation.

        See “Board Information,” “Board Compensation,” “Executive Compensation and Other Information,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in Annex B.

Item 12.    Security Ownership of Certain Beneficial Owners & Management.

        See “FINOVA Share Ownership” in Annex B. See “Management’s Discussion and Analysis of Financial condition and Results of Operations—Berkadia Commitment—Proposed Restructuring Plan” in Annex A for information regarding a possible change in control of FINOVA.

Item 13.    Certain Relationships & Related Transactions.

        See “Related Party Transactions” in Annex B.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed.

        1.  Financial Statements.

        The following financial information of FINOVA are included in Annex A:

Annex A Page
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-14
Quantitative and Qualitative Disclosure about Market Risk	19
Report of Independent Auditors and Independent Auditors’ Report	20-21
Consolidated Balance Sheets	22
Statements of Consolidated Operations	23
Statements of Consolidated Shareowners’ Equity	24
Statements of Consolidated Cash Flows	25
Notes to Consolidated Financial Statements	26-64
Supplemental Selected Financial Data (unaudited)	65

        2.  All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

        3.  Exhibits.

Exhibit No.
(3.A)	Amended and Restated Certificate of Incorporation (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.1).

(3.B)	Bylaws, as amended (incorporated by reference from FINOVA’s report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”) Exhibit 3.B).

(4.A)	Form of FINOVA’s Common Stock Certificate (incorporated by reference from the 1994 10-K, Exhibit 4.B).

(4.B)	Relevant portions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.

(4.C)	Rights Agreement dated as of February 15, 1992 between FINOVA and the Rights Agent named therein, as amended (“Rights Agreement”) (incorporated by reference from FINOVA’s report on
Form 8-K dated September 21, 1995, Exhibit 4.1).

(4.C.1)	Acceptance of Successor Trustee to Appointment under Rights Agreement (incorporated by reference from FINOVA’s report on Form 8-K, dated November 30, 1995, Exhibit 4).

(4.C.2)	Amendment dated as of December 20, 2000 to Rights Agreement.*

(4.C.3)	Amendment No. 2 dated as of February 26, 2001 to Rights Agreement.*

(4.D)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of those agreements to the SEC upon its request.

(4.E)	Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration
Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

Exhibit No.
(4.F)	Form of Indenture dated as of October 1, 1995 between FINOVA Capital and the Trustee named therein (incorporated by reference from FINOVA Capital’s report on Form 8-K dated October 24,
1995, Exhibit 4.1).

(4.G)	Indenture, dated as of December 11, 1996, between FINOVA and Fleet National Bank as trustee
(incorporated by reference from FINOVA’s report on Form 8-K dated December 20, 1996, (the
“December 1996 8-K”) Exhibit 4.1).

(4.G.1)	Indenture, dated as of May 15, 1999, between FINOVA Capital and Norwest Bank Minnesota,
National Association (incorporated by reference from FINOVA’s Registration Statement on Form
S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.B).

(4.G.2)	Indenture, dated as of May 15, 1999, between FINOVA Capital and FMB Bank (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on
May 28, 1999, Exhibit 4.8.C).

(4.G.3)	Indenture, dated as of May 15, 1999 between FINOVA Capital and The First National Bank of
Chicago (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC
File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.A).

(4.G.4)	Form of Trust Indenture among FINOVA (Canada) Finance Inc., FINOVA Capital Corporation and
CIBC Mellon Trust Company made as of February 25, 2000 (incorporated by reference from
FINOVA Capital’s Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.G.4).

(4.G.5)	Amended and Restated Declaration of Trust, dated as of December 11, 1996, among Bruno A.
Marszowski and Robert J. Fitzsimmons, as Regular Trustees, First Union Bank of Delaware, as
Delaware Trustee, Fleet National Bank, as Property Trustee, and FINOVA (incorporated by reference from the December 1996 8-K, Exhibit 4.2).

(4.G.6)	Preferred Security Guarantee, dated as of December 11, 1996, between FINOVA and Fleet National Bank, as trustee (incorporated by reference from the December 1996 8-K, Exhibit 4.3).

(4.G.7)	Form of 5 1 /2% Convertible Subordinated Debenture (incorporated by reference from the December 1996 8-K, Exhibit 4.4).

(4.G.8)	Form of Preferred Security (TOPrS) (incorporated by reference from the December 1996 8-K, Exhibit 4.5).

(4.H)	Form of Indenture, dated as of March 20, 1998, between FINOVA, FINOVA Capital and The First
National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA
Capital’s registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

(4.I)	Announcement of 2-for-1 Stock Split (incorporated by reference from FINOVA’s August 14, 1998 8-K, Exhibit 28).

(4.I.1)	Letter to shareowners regarding FINOVA’s 2-for-1 Stock Split (incorporated by reference from FINOVA’s October 1, 1998 8-K, Exhibit 28.A)

(4.I.2)	Letter to holders of Preferred Securities regarding the 2-for-1 common stock split and resulting adjustment in conversion price applicable to the Convertible Trust Originated Preferred Securities
of FINOVA Finance Trust (incorporated by reference from FINOVA’s October 1, 1998 8-K, Exhibit
28.B).

(4.J)	1992 Stock Incentive Plan, as amended through the date of this filing (incorporated by reference
FINOVA’s Report on Form 10-Q for the quarter ended September 30, 2000 (“Third Quarter 2000
10-Q”) Exhibit 4.)+

(4.K)	Sirrom Capital Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference from FINOVA’s report on Form 10-K/A for the year ended December 31, 1998 (the
“1998 10-K/A”) Exhibit 4.K).

Exhibit No.
(4.L)	Sirrom Capital Corporation Amended and Restated Stock Option Plan for Non-employee Directors (incorporated by reference from the 1998 10-K/A, Exhibit 4.L).

(4.M)	Director resolutions dated February 11, 1999, regarding adoption of the Sirrom stock option plans (incorporated by reference from the 1998 10-K/A, Exhibit 4.N).

(4.N)	Sirrom Capital Corporation Amended and Restated 1996 Incentive Stock Option Plan (incorporated by reference from the 1998 10-K, Exhibit 4.M).

(4.O)	Commitment Letter dated February 26, 2001 among FINOVA, FINOVA Capital, Berkshire Hathaway
Inc., Leucadia National Corporation and Berkadia, LLC (incorporated by reference from FINOVA’s
Report on Form 8-K dated February 26, 2001 (the “February 26, 2001 8-K”), Exhibit 10.A.

(10.A)	Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement, dated as of
May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National
Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National
Westminister Bank USA, as agents (the “Agents”) and Citibank, N.A., as Administrative Agent
(incorporated by reference from FINOVA’s report on Form 8-K dated May 23, 1994, Exhibit 10.1).

(10.A.1)	First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

(10.A.2)	Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in
10.A above (incorporated by reference from FINOVA’s Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the “3Q95 10-Q”), Exhibit 10.A).

(10.A.3)	Third Amendment dated as of November 1, 1995 to Sixth Amendment noted in 10.A above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.B).

(10.A.4)	Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in 10.A above (incorporated by reference from the 1996 10-K, Exhibit 10.A.4).

(10.A.5)	Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in 10.A above (incorporated by reference from the 1997 10-K, Exhibit 10.A.5).

(10.A.6)	Sixth Amendment dated as of May 17, 1999 to Sixth Amendment and Restatement of Credit Agreement dated as of May 16, 1994 (incorporated by reference from the 1999 10-K, Exhibit 10.A.6).

(10.B)	Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the
Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA’s report on Form 8-K dated May 23, 1994, Exhibit 10.2).

(10.B.1)	First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

(10.B.2)	Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

(10.B.3)	Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

(10.B.4)	Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

(10.B.5)	Fifth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 1997 10-K, Exhibit 10.B.5).

(10.B.6)	Sixth Amendment to Short-Term Facility noted in 10.B above. (incorporated by reference from the 2000 10-K, Exhibit 10.B.6).

(10.C)	Employment Agreement for Matthew M. Breyne dated April 1, 2000 (incorporated by reference from FINOVA’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (the “Second
Quarter 2000 10-Q”)), Exhibit 10.A.+

Exhibit No.
(10.D)	Executive Retention Plan adopted May 26, 2000 (incorporated by reference from the Second Quarter 2000 10-Q, Exhibit 10.B).+

(10.E.1)	Compensation Agreement and Release for William J. Hallinan dated March 19, 2001.*+

(10.E.2)	Compensation Agreement and Release for Derek C. Bruns dated March 14, 2001.*+

(10.E.3)	Compensation Agreement and Release for Jack Fields III dated March 17, 2001.*+

(10.E.4)	Compensation Agreement and Release for Bruno A. Marszowski dated March 16, 2001.*+

(10.E.5)	Compensation Agreement and Release for William C. Roche dated March 20, 2001.*+

(10.E.6)	Compensation Agreement and Release for Stuart A. Tashlik dated March 15, 2001.*+

(10.F.1)	Severance Agreement and Release for Matthew M. Breyne dated March 6, 2001.*+

(10.F.2)	Severance Agreement and Release for John J. Bonano dated March 6, 2001.*+

(10.F.3)	Severance Agreement and Release for Gregory C. Smalis dated March 8, 2001.*+

(10.F.4)	Severance Agreement and Release for Robert M. Korte dated March 6, 2001.*+

(10.F.5)	Severance Agreement and Release for Meilee Smythe dated March 6, 2001.*+

(10.F.6)	1998-2000 Performance Share Incentive Plan (incorporated by reference from the 1997 10-K, Exhibit 10.E.4).+

(10.G.1)	1999-2001 Performance Share Incentive Plan (incorporated by reference from the 1998 10-K, Exhibit 10.E.4). +

(10.G.2)	2000-2002 Performance Share Incentive Plan (incorporated by reference from the 1999 10-K, Exhibit 10.E.4).+

(10.H)	Employment Agreement with Samuel L. Eichenfield dated March 16, 1996 (incorporated by reference from the 1995 10-K, Exhibit 10.F.3).+

(10.I.1)	Amendment to Employment Agreement referenced in 10.F above (incorporated by reference from the 1996 10-K, Exhibit 10.F.2).+

(10.I.2)	Second Amendment to Employment Agreement referenced in 10.F above (incorporated by reference from the 2Q97 10-Q, Exhibit 10).+

(10.J)	Amended and Restated Supplemental Pension Plan, (incorporated by reference from the 1996 10-K, Exhibit 10.1).+

(10.K)	A description of FINOVA’s policies regarding compensation of directors is incorporated by reference from the 2001 Proxy Statement. +

(10.L)	Directors Deferred Compensation Plan (incorporated by reference from the 1992 10-K, Exhibit 10.O).+

(10.M)	Directors’ Retirement Benefit Plan (incorporated by reference from FINOVA’s report on Form 10-K for the year ended December 31, 1993 (the “1993 10-K”) Exhibit 10.OO).+

(10.N)	Directors’ Charitable Awards Program (incorporated by reference from the 1994 10-K, Exhibit 10.CC).+

(10.O)	Bonus KEYSOP Plan (incorporated by reference from the 1997 10-K, Exhibit 10.N).+

(10.O.1)	Bonus KEYSOP Trust Agreement (incorporated by reference from the 1997 10-K, Exhibit 10.N.1).+

(10.P)	Letter Agreement with Robert M. Korte, dated March 6, 2001.*+

(10.Q)	FINOVA’s Executive Officer Loan Program Policies and Procedures, (incorporated by reference from the 1996 10-K, Exhibit 10.U).+

Exhibit No.
(10.R.1)	FINOVA’s Executive Severance Plan for Tier 1 Employees (incorporated by reference from the 1995 10-K, Exhibit 10.C.1).+

(10.R.2)	FINOVA’s Executive Severance Plan for Tier 2 Employees (incorporated by reference from the 1995 10-K, Exhibit 10.C.2).+

(10.S)	Value Sharing Plan for Executive Officers and Key Employees (incorporated by reference from the 3Q95 10-Q, Exhibit 10-K).+

(10.T)	Management Agreement dated February 26, 2001 among FINOVA, Leucadia National Corporation and Leucadia International Corporation (incorporated by reference from the February 26, 2001 8-K,
Exhibit 10.B).+

(10.T.1)	Amended and Restated Management Services Agreement dated as of April 3, 2001 among FINOVA Group, Leucadia National Corporation and Leucadia International Corporation.*+

(12)	Computation of Ratio of (Losses) Income to Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries.*

(23)	Consent of Independent Auditors from Ernst & Young LLP.*

(23.1)	Independent Auditors’ Consent from Deloitte & Touche LLP.*

(24)	Powers of Attorney.*

*	Previously filed with the 2000 10-K.
+	Relating to management compensation

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

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Scottsdale, Arizona on April 26, 2001.

THE FINOVA GROUP INC .

/s/ WILLIAM J. HALLINAN
By:
William J. Hallinan
President and Chief Executive Officer (Chief Executive Officer)

/s/ BRUNO A. MARSZOWSKI
By:
Bruno A. Marszowski
Senior Vice President—Controller and Chief Financial Officer (Chief Accounting and Financial Officer)

ANNEX A

THE FINOVA GROUP INC.

THE FINOVA GROUP INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). The FINOVA Group Inc. is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

        On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the “Reorganization Proceedings”). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA’s access to lower cost capital in the public and private markets. These events are generally described below.

Recent Developments and Business Outlook

        On March 27, 2000, FINOVA announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. Following Mr. Eichenfield’s retirement as a director and officer, FINOVA’s board of directors elected Matthew M. Breyne as a director, President and Chief Executive Officer of FINOVA and Chairman, President and Chief Executive Officer and a director of FINOVA Capital. FINOVA also announced that it would take an $80 million pre-tax charge to earnings in the first quarter of 2000 to increase loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to the replenishment of reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business which had previously been partially reserved. The remainder of the charge was used to provide for payment of deferred compensation and executive severance to Mr. Eichenfield. Following these announcements, some of the credit rating agencies downgraded or placed on credit watch FINOVA Capital’s senior debt and commercial paper ratings.

        In May 2000, $2.1 billion of FINOVA’s 364-day revolving credit agreements were scheduled to expire. These agreements were part of the Company’s $4.7 billion bank facilities, which were in place to provide a back-up mechanism for its commercial paper program. On May 5, 2000, FINOVA’s banks renewed a $500 million facility but committed to renewing only approximately $1.1 billion of the $1.6 billion of back-up facilities that expired on May 15, 2000. Historically, a significant portion of FINOVA’s business was financed with commercial paper, which was reissued when it matured. The Company also borrowed funds in the form of publicly traded debt securities with staggered maturities. Without full coverage after May 15 for outstanding commercial paper under the domestic back-up bank facilities, FINOVA drew down on approximately $4.5 billion of domestic back-up bank lines to meet maturing commercial paper obligations and other debt obligations. This resulted in additional debt rating downgrades.

        In May 2000, FINOVA structured a 364-day commitment with a bank to sell at FINOVA’s option up to $375 million of commercial equipment loans and direct financing lease receivables on a revolving basis.

        On May 8, 2000, FINOVA announced that it had engaged Credit Suisse First Boston to assist in the exploration of strategic alternatives with financial, strategic and other potential partners. Alternatives included a sale of the Company or obtaining a significant equity investment.

THE FINOVA GROUP INC.

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

        In October 2000, FINOVA engaged Jay Alix & Associates to assist in connection with the development of strategic and financial planning, including re-negotiation of its bank debt. The engagement was generally concluded in March 2001, following the execution of the agreements with Berkshire Hathaway Inc. (“Berkshire Hathaway”), Leucadia National Corporation (“Leucadia”) and Berkadia, LLC (“Berkadia”), noted below.

        On November 9, 2000, the board of directors voted to suspend the Company’s quarterly common stock dividend.

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

        On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment letter with Berkshire Hathaway, Leucadia and Berkadia, an entity jointly owned by Leucadia and Berkshire Hathaway, pursuant to which Berkadia committed to lend $6.0 billion to FINOVA Capital, to facilitate a Chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The $6.0 billion five-year term loan will be secured by substantially all of the assets of FINOVA Capital and its subsidiaries and guaranteed on a secured basis by FINOVA Group and substantially all of the subsidiaries of FINOVA Capital (the “Berkadia Loan”). The balance of FINOVA Capital’s bank and bond indebtedness will be restructured into approximately $5 billion of new ten-year senior notes of FINOVA Group (the “New Senior Notes”). Berkadia’s commitment is subject to various conditions, including Berkadia’s satisfaction with FINOVA’s Chapter 11 Plan and bankruptcy court and necessary creditor approvals. In connection with the commitment letter, FINOVA also entered into a Management Services Agreement with Leucadia and its subsidiary, Leucadia International Corporation, which has been amended and restated. The terms of this commitment letter and the management services agreement are described more fully below in “Berkadia Commitment—Proposed Restructuring Plan.”

        On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its outstanding bank and bond debt. The purpose of the moratorium was to enable all creditors to be treated equitably in the debt restructuring process. In connection with that moratorium, FINOVA Capital did not make a $50 million principal payment due on February 27, 2001 with respect to its 5.98% notes due 2001, which constituted an event of default under the trust indenture related to those notes and a cross default under substantially all of FINOVA Capital’s $11 billion of bank and bond indebtedness. The event of default also affected the interest rate swaps and securitizations the Company had entered into by allowing for immediate termination or other modifications, and substantially all of the Company’s swaps were terminated. In the first quarter of 2001, in conjunction with the Reorganization Proceedings, the Company suspended paying dividends on the TOPrS and interest on the underlying convertible debentures.

THE FINOVA GROUP INC.

        On March 5, 2001, FINOVA announced that Matthew M. Breyne resigned as a director and the Company’s President and Chief Executive Officer. John W. Teets retired as Chairman, but will remain on the board. The board of directors elected board member G. Robert “Bull” Durham as Chairman and elected General Counsel and Secretary William J. Hallinan to the additional positions of President and Chief Executive Officer of FINOVA and the President, Chief Executive Officer and General Counsel of FINOVA Capital.

        On March 6, 2001, one of FINOVA’s subsidiaries, FINOVA (Canada) Capital Corporation, had a petition for Receiving Order filed against it in Ontario, Canada. That action has not been served on FINOVA. See “Legal Proceedings” for more information on this matter.

        On March 7, 2001, FINOVA Group, FINOVA Capital and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt (the “Reorganization Proceedings”).

        The bankruptcy court approved first-day orders pertaining to, among other items, customers, employees and vendors. The purpose of the first-day orders was to allow FINOVA and its subsidiaries to continue conducting their businesses substantially without hindrance from the Reorganization Proceedings. FINOVA has been authorized to continue honoring all customer commitments, and to pay certain prepetition claims (excluding, among other items, all amounts related to its $11 billion of bank and bond debt), in its discretion, including those to employees (other than executive officers with certain exceptions), taxing and other governmental authorities, claims essential to the ability to honor commitments, and to foreign trade vendors. See “Legal Proceedings” for more information on the Reorganization Proceedings.

        In light of these events, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company also expects to continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

Berkadia Commitment—Proposed Restructuring Plan

        The following describes the Berkadia Commitment as set forth in the Commitment Letter signed on February 26, 2001, Consummation of the Berkadia Loan and related transactions contemplated by the Commitment Letter is subject to approval of the bankruptcy court, necessary creditor approvals, and other material conditions, including Berkadia’s satisfaction with the Company’s Chapter 11 Plan. There can be no assurance that those approvals will be obtained or that the other conditions will be satisfied.

        The commitment expires on August 31, 2001, or earlier, if certain conditions are not satisfied, or certain events occur. The commitment provides that the $6 billion Berkadia Loan will be made to FINOVA. Berkadia’s commitment for the loan has been guaranteed 90% by Berkshire Hathaway and 10% by Leucadia, with Berkshire Hathaway providing a secondary guarantee of the obligations guaranteed by Leucadia. Berkadia expects to finance its funding commitment and Berkshire Hathaway will provide Berkadia’s lenders with a 90% primary guarantee of that financing, with Leucadia providing a 10% primary guarantee and Berkshire Hathaway providing a secondary guarantee of Leucadia’s guarantee. Upon completion of the Plan as currently contemplated, Berkadia (or Berkshire Hathaway and Leucadia in the aggregate) will receive common stock representing up to 51% of FINOVA’s outstanding shares on a fully diluted basis and the existing shareowners of FINOVA will retain their existing shares. Berkadia will be entitled to designate a majority of FINOVA’s board of directors upon effectiveness of the Plan. The Berkadia Loan will be guaranteed on a secured basis by FINOVA and substantially all subsidiaries of FINOVA and FINOVA Capital.

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

        Subject to necessary approval of creditors and the bankruptcy court and various other conditions, pursuant to the proposed Plan, FINOVA Capital will use the proceeds of the Berkadia Loan to pay down its existing bank and publicly traded indebtedness on a pro rata basis. The balance of FINOVA Capital’s bank and bond indebtedness (approximately $5.3 billion) will be restructured into ten-year New Senior Notes of FINOVA.

        The New Senior Notes will bear interest at the weighted average rate of FINOVA Capital’s outstanding bank and bond debt (excluding default interest and penalties, if any) and will be secured by a second priority security interest in the stock of FINOVA Capital. Enforcement of the New Senior Note security interests will not be allowed until the Berkadia Loan is paid in full. Interest on the New Senior Notes will be payable semi-annually only out of available cash, if any, determined in accordance with the terms of the New Senior Notes. No payments of principal will be made on the New Senior Notes until the Berkadia Loan is paid in full. After payment in full of the Berkadia Loan, available cash flow from FINOVA Capital, after paying operating expenses and taxes and establishing reserves for customer commitments and other corporate expenses, will first be used for payment of interest on the New Senior Notes. Thereafter, available cash determined in accordance with the terms of the New Senior Notes will be used first to pay or to fund a reserve to pay interest on FINOVA’s outstanding 5 1 /2% Convertible Subordinated Debentures due 2016 (which will be distributed upon consummation of the proposed Plan to the holders of the FINOVA Trust Originated Preferred Securities) and then to make semi-annual prepayments of principal on the New Senior Notes and distributions (or reserves for distributions) to FINOVA common shareowners with a total of 95% of the remaining available cash to be used for principal payments on the New Senior Notes and 5% to be used for distributions to shareowners. After payment in full of the outstanding principal of the New Senior Notes, 95% of any available cash of FINOVA Capital will be used to pay contingent cash flow rights to holders of the New Senior Notes in an aggregate amount up to $100 million.

        Completion of the transactions contemplated by the Berkadia Commitment Letter is subject to a number of conditions, including the negotiation and approval of definitive loan documentation, Berkadia’s approval of the terms and conditions of FINOVA and FINOVA Capital’s Plan, bankruptcy court and necessary creditor approval of the Plan, the issuance of up to 51% of FINOVA’s common stock to Berkshire, Leucadia or their designees, and designation by Berkadia of a majority of directors as noted above.

        Berkadia has received a $60 million commitment fee and subject to bankruptcy court approval, will receive an additional $60 million fee upon funding or if the commitment is not funded (except in certain limited circumstances). In addition, FINOVA Capital has agreed to reimburse Berkadia, Berkshire Hathaway and Leucadia for all fees and expenses incurred in connection with Berkadia’s commitment and the financing of its funding obligation under the commitment.

        In connection with the commitment letter, the Company entered into a ten-year management agreement with Leucadia pursuant to which, prior to the effective date of the Plan, Leucadia will provide advice and assistance to FINOVA related to the restructuring and management of FINOVA’s asset portfolio, subject to oversight by the Board of Directors of FINOVA Group or a special committee of the Board. After the effective date, Leucadia will have responsibility for the general management of FINOVA, subject to the authority of the Board. For these services, Leucadia will receive an annual fee of $8 million, the first of which was paid in 2001 when the agreement was signed.

        For further details, see FINOVA’s Report on Form 8-K filed on February 28, 2001. There can be no assurance these transactions will be consummated on the proposed terms or otherwise.

Results of Operations

        The following table summarizes FINOVA’s operating results for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
	(Dollars in millions)
Interest margins earned	$ 453.6	$473.2	$379.8
Volume-based fees	1.3	10.3	24.8

Operating margin	454.9	483.5	404.6
Provision for credit losses	(643.0)	(22.4)	(48.5)
(Losses) gains on investments and disposal of assets	(168.6)	67.9	27.9
Operating expenses	(399.4)	(168.7)	(147.1)
Income tax benefit (expense)	213.2	(138.3)	(90.4)
Preferred dividends, net	(3.8)	(3.8)	(3.8)

(Loss) income from continuing operations	(546.7)	218.2	142.7
(Loss) income from discontinued operations	(55.4)	(3.0)	17.6
Loss on disposal of discontinued operations	(337.7)

Net (loss) income	$(939.8)	$215.2	$160.3

        The following description of FINOVA’s business includes a discussion of the Company’s historical business activities. Since the Company’s filing for bankruptcy protection, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities. Accordingly, the description is presented to provide an understanding of the Company’s current assets, liabilities and results of operations but should not be interpreted to mean that the Company can continue to make such investments.

2000 Compared to 1999

        The results for 2000 were adversely impacted by a number of events, which are generally listed in chronological order in the section of this report captioned “Recent Developments and Business Outlook.” As the year progressed, the U.S. economy began to show signs of weakening and FINOVA’s portfolio of leases and loans began to experience higher levels of delinquencies and nonaccruing assets. The impact of these events and current economic conditions resulted in increased levels of problem accounts and higher cost of funds (resulting in lower interest margins earned), higher reserve requirements, higher write-offs, losses on investments and disposal of assets, impairment of intangible assets, reduced tax benefits, and the decision to exit certain businesses.

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

Continuing Operations

        Loss from Continuing Operations.    The decrease from continuing operations in 2000 when compared to 1999 was primarily due to the following:

•	Higher loss provisions to bolster the reserve for credit losses.

•	Higher write-offs of financing contracts.

•	Losses on investments and assets held for sale.

•	Increases in the Company’s cost of funds due to

—	Several reductions in credit ratings

—	Higher costs associated with borrowing under the Company’s domestic commercial paper back-up bank facilities

•	An increase in the level of nonaccruing assets due in part to the weakening economy.

•	The costs to exit the origination and sale of commercial real estate loans to the Commercial Mortgaged Back Securities (“CMBS”) market in the second quarter of 2000.

•	Higher operating expenses, including employee retention and severance expenses and the charge-off of unamortized goodwill that was determined to be impaired.

•	The inability to fully recognize all federal and state income tax benefits during 2000.

        Interest Margins Earned.    Interest margins earned represents the difference between (a) interest, fee, lease and other income earned from financing transactions and (b) interest expense and depreciation on operating leases. Interest margins earned declined by $19.6 million to $453.6 million in 2000 from $473.2 million in 1999. Interest margins earned as a percent of average earning assets also declined in 2000 to 4.7% from 5.4% in 1999. The decreases were due primarily to higher cost of funds caused by the events of 2000, increased levels of nonaccruing assets and investments and lower nonrecurring income. Various downgrades of its senior debt ratings and the elimination of its commercial paper program (caused by the inability to renew its back-up bank facilities and resulting draw downs under those facilities) resulted in FINOVA’s annual cost of funds (in the form of the all in spread over LIBOR) applicable to the $4.5 billion term-out of its domestic commercial paper back-up bank facilities, to increase by 1.16%.

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

        Volume-Based Fees.    Volume-based fees historically were generated by FINOVA’s Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. Since Distribution & Channel Finance and Commercial Services are discontinued operations, the fees included in continuing operations applied only to Realty Capital. Those fees are predominately related to volume-originated business rather than the balance of outstanding financing transactions during the period. Volume-based fees for 2000 were $1.3 million, down from $10.4 million reported in 1999. The decline in 2000 was due to Realty Capital exiting from the origination and sale of commercial real estate loans to the CMBS market in April 2000.

        Provision for Credit Losses.    The provision for credit losses on continuing operations was significantly higher in 2000 compared to 1999 ($643.0 million vs. $22.4 million) due to the need to bolster loss reserves in light of increasing problem accounts and higher net write-offs in 2000 ($239.6 million compared to $22.6 million in 1999). The largest component of net write-offs in 2000 was from multiple customers in Mezzanine Capital totaling $86.0 million, $59.6 million in Healthcare Finance, $40.5 million in Transportation Finance, $19.9 million in Commercial Equipment Finance, $19.2 million in Rediscount Finance and the balance of $14.4 million spread over six other businesses. Net write-offs as a percent of average managed assets was 2.25% in 2000, up from 0.24% in 1999. A discussion of the increase in problem accounts is included under “Financial Condition, Liquidity and Capital Resources.”

        FINOVA monitors developments affecting loans and leases in its portfolio, taking into account each borrower’s financial developments and prospects, the estimated value of collateral, legal developments and other available information. Based upon that information, FINOVA adjusts its loan loss reserves and when considered appropriate, writes down the values of the loans. Depending on developments, there is the possibility that the loan loss reserves and/or write-downs will increase in the future.

        (Losses) Gains on Investments and Disposal of Assets.    Losses of $168.6 million in 2000 were primarily due to the write-off of equity positions in the Resort Finance, Communications Finance and Mezzanine Capital businesses, charges to write-down repossessed assets in Resort Finance and residual positions in Transportation Finance and a charge to write-down the assets in Realty Capital to estimated fair value in connection with designating that business as being held for sale. The most significant charge was in Resort Finance which wrote-off a $54.8 million equity investment in a major timeshare developer that experienced a decline in earnings and a significant reduction in its net worth. The write-down of residual positions in Transportation Finance totaled $40.4 million and principally related to assets held for sale or lease. The write-down of Realty Capital’s assets to fair value approximated $43.2 million. The total charges of $249.5 million from the write-off of investments, repossessed assets and assets held for sale or lease were partially offset by gains of $80.9 million, the largest of which was $20.7 million from the sale of Healtheon WebMD stock.

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

        Income Taxes.    The effective income tax expense (benefit) rates in 2000 were (28.2%) compared to 38.4% in 1999 for continuing operations and (30%) in 2000 compared to (40%) in 1999 for discontinued operations. The lower rates in 2000 were due to a valuation allowance established for the potential inability to fully utilize both federal and state net operating loss carryforwards, and to certain non-deductible expenses for tax purposes, such as the write-off of goodwill and certain professional expenses incurred in connection with the attempted sale of the Company. For the year ended December 31, 2000, a valuation allowance of $97.8 million has been recorded due to the uncertainty over the Company’s ability to fully utilize its net operating loss carryforwards. The difference in effective income tax rates between continuing and discontinued operations is principally due to a small amount of income exempt from income taxes in continuing operations and to a greater amount of expenses, not deductible for tax purposes.

        Preferred Dividends.    Dividends, net of tax, paid on $115 million of outstanding Company-obligated mandatory redeemable convertible preferred securities (“TOPrS”) were $3.8 million in 2000 and 1999. During the first quarter of 2001, in conjunction with the Reorganization Proceedings, the Company suspended paying dividends on the TOPrS and interest in the underlying convertible debentures.

Discontinued Operations

        During the third quarter of 2000, FINOVA’s Board of Directors approved the sale or liquidation of some of its more broad based businesses so the Company could focus more on its niche-based businesses. The businesses included in discontinued operations consist of Commercial Services (substantially sold during the third quarter of 2000), Corporate Finance (which includes Business Credit and Growth Finance) and Distribution & Channel Finance. In December 2000, $46.4 million of Distribution & Channel Finance’s assets were sold. During the first quarter of 2001, $309 million of Corporate Finance assets were sold. Sales of additional assets could occur for all or portions of the discontinued business assets. To the extent assets are not sold, the Company intends to liquidate the remaining assets in an orderly manner.

        Losses from discontinued operations in 2000 totaled $393.1 million (after-tax) and primarily consisted of charges to value the assets to be sold or liquidated at estimated net realizable amounts, a write-off of unamortized goodwill, accrual of retention and severance payments for employees of those businesses, higher nonaccruing assets and operating losses. The additional losses of $140.1 million in the fourth quarter of 2000 were primarily attributable to a further deterioration in those portfolios, caused in part by the impact of the weakening economy on FINOVA’s customers. Nonaccruing assets in discontinued operations were $486.2 million at December 31, 2000. Also during the fourth quarter, the Company received a recovery of approximately $4.0 million from the sale of a portion of the collateral supporting the $70 million transaction written-off in the Distribution & Channel Finance line of business in March 2000. See Note T of Notes to Consolidated Financial Statements in Annex A for more information on discontinued operations.

1999 Compared to 1998—Continuing Operations

        Net income for 1999 increased 53% to $218.2 million from $142.7 million in 1998. The increase was due to 27% growth in average earning assets, higher gains on disposal of assets and a lower provision for credit losses, partially offset by lower volume-based fees and higher operating expenses in 1999. Net income in 1999 included activity from the Sirrom Capital Corporation (“Sirrom”) and Preferred Business Credit acquisitions, which were acquired during the first quarter of 1999 and to a much lesser extent, the Fremont Financial Corporation acquisition, which occurred late in the fourth quarter of 1999. See Note S of Notes to Consolidated Financial Statements for further discussion.

        Interest Margins Earned.    Interest margins earned increased 25% to $473.2 million in 1999 from $379.8 million in 1998, due primarily to the growth in average earning assets.

        Average earning assets, which represents the average of FINOVA’s investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased to $8.71 billion in 1999 from $6.86 billion in 1998. The increase was primarily due to an increase in funded new business to $4.13 billion from $3.5 billion in 1998 and $411.3 million of average earning assets added through acquisitions in 1999, partially offset by normal amortization of the portfolio and prepayments during the year.

        Volume-Based Fees.    Volume-based fees were generated by Realty Capital on the volume of purchased accounts receivable and mortgage loan originations transacted during the year. Due to the short-term nature of volume-originated business, these fees are recognized as income in the period of origination.

        Volume-based fees were down by $14.4 million to $10.4 million in 1999 from $24.8 million in 1998 due to lower fee-based volume in 1999. Fee-based volume was down by $740 million to $2.07 billion in 1999 from $2.81 billion in 1998 primarily due to lower volume originated by Realty Capital. Realty Capital curtailed its CMBS volume in 1999, which declined to $757.8 million from $1.76 billion in 1998; while its structured finance volume increased to $1.31 billion from $1.05 billion in 1998. The shift in product mix resulted in a decline in Realty Capital’s average commission rate to 0.50% from 0.88% in 1998. Structured finance deals carry a lower net rate than CMBS transactions.

        Operating Margin.    Lower volume-based fees in 1999 was the major reason for the decrease in FINOVA’s operating margin as a percentage of average earning assets to 5.5% in 1999 from 5.9% in 1998. The interest rate spread portion of this margin decreased slightly to 5.4% in 1999 from 5.5% in 1998 primarily due to the effects of competitive pricing pressures and increased debt costs related to the strategic decisions to utilize a global debt offering, which increased debt costs in the short-term, but was anticipated to help control costs in future periods, and the extension of maturities on commercial paper over year-end 1999, thereby avoiding potential liquidity issues associated with year 2000 concerns. The liquidity issues anticipated ultimately did not materialize in the marketplace. The proceeds from the global debt offering were used to pay down lower costing commercial paper.

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

        Preferred Dividends.    Dividends, net of tax, paid on $111.6 million of outstanding Company-obligated mandatory redeemable convertible preferred securities (“TOPrS”) were $3.8 million in 1999 and in 1998.

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

        The higher level of problem accounts in 2000 was caused by a number of factors, including the continued weakening of the overall U.S. economy. As has been widely reported, many U.S. banks have witnessed significant increases in borrower defaults, and those banks, having a lower cost of funds than FINOVA’s, serve a customer base that typically has a better credit profile than FINOVA’s traditional middle-market borrower.

        While customers of FINOVA’s Corporate Finance and Mezzanine Capital divisions were most affected by the country’s general economic weakening, industry-specific problems were more to blame for financial problems experienced by FINOVA borrowers in the airline, information technology, nursing home and wireless messaging sectors, which are served, respectively, by FINOVA’s Transportation Finance, Distribution & Channel Finance, Healthcare Finance and Communications Finance divisions. Other FINOVA divisions, notably Resort Finance, Rediscount Finance and Franchise Finance, experienced higher levels of problem account classifications due to defaults, or identified potential near-term defaults, of a small number of relatively large borrowers.

        Account classifications were significantly influenced by the weakening of the economy during the latter part of 2000. Additionally, in the fourth quarter of 2000, FINOVA moved several accounts to nonaccruing status before the 90th day of delinquency, since it was determined to be more likely than not that those borrowers would ultimately become more than 90 days delinquent. Prior to the fourth quarter of 2000, FINOVA typically reclassified accounts to nonaccruing status in the quarter that interest payments became more than 90 days past-due. As of December 31, 2000, approximately $336.9 million of FINOVA’s total $921.4 million of nonaccruing transactions were paying at least the interest portion of their payment obligation.

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

        The $224.1 million increase in nonaccruing assets in FINOVA’s Healthcare Finance division was driven primarily by the reclassification to nonaccruing status of loans totaling $205 million to several nursing home and senior living operators and developers. The Healthcare problems are industry wide and have resulted from the government’s change in medical insurance reimbursement policies. The largest components of nonaccruing assets in that sector at December 31, 2000 were mortgage-secured loans totaling $54.7 million to three special-purpose corporations affiliated with a large operator of assisted living facilities that filed for bankruptcy in November 2000; three mortgage-secured loans totaling $40.3 million to another developer of assisted-living facilities; four loans totaling $24.9 million to four unrelated borrowers secured by nursing home facilities leased to a large nursing-home operator which filed for bankruptcy in February 2000; two mortgage-secured loans totaling $13.1 million to subsidiaries of the aforementioned nursing home operator; the $14.1 million combined carrying amount of FINOVA’s participations in two bank-led syndicated loan facilities for the affiliated borrowers, both of which filed for bankruptcy in June 2000; a $12.7 million mortgage-secured loan to a special-purpose corporation owned by a large national senior-living developer, for which FINOVA financed the development of an assisted living facility; a $12.4 million mortgage-secured loan to a special-purpose corporation affiliated with another large senior-living developer, for which FINOVA financed the development of an assisted living center; and FINOVA’s $11.8 million participation in a large bank-led syndicated loan to a special-purpose corporation to finance development of a “continuous care” retirement community. The Healthcare Finance Division’s largest nonaccruing loan outside of the nursing home and assisted living sector was a combined $17.7 million working capital and term loan to a home-health services provider. At December 31, 2000, FINOVA had written off $60.2 million and established specific reserves totaling $79.4 million related to the remaining $266.3 million of nonaccruing accounts in Healthcare Finance.

        The $138 million increase in nonaccruing assets in Transportation Finance was attributable to ten aircraft-secured transactions, eight of which, totaling $116.8 million, were added to nonaccrual status in the fourth quarter of 2000. The increase in nonaccruing assets in Transportation Finance was due to the effects of higher fuel prices on the financial condition of some of FINOVA’s customers as well as to an overall weakening of the economy. The largest components of Transportation Finance’s nonaccruals at year-end 2000 were a $21.4 million investment in two re-engined B727-200 aircraft leased to a charter carrier; FINOVA’s $20.7 million exposure on one B747-100 freighter and two B747-200 passenger aircraft which FINOVA repossessed in 2000 from a bankrupt borrower; a $20.5 million loan to a U.K. special-purpose corporation secured by a mortgage on one DC10-30 freighter aircraft leased to a financially troubled cargo airline; a loan of $17.5 million to a financially troubled midwest-based scheduled airline, secured primarily by mortgages on three Stage 3 B737-200 passenger aircraft; FINOVA’s $16.8 million carrying amount in a loan to a special-purpose corporation, secured by one B747-300 passenger aircraft which, subsequent to year end, is off-lease after being returned by its former operator, a European flag carrier; a $13.3 million conditional sale to a special-purpose operating lessor, secured by two MD-81 aircraft which are presently being remarketed by the lessor after being returned by their former operator, another European flag carrier; a $13.0 million loan to a special-purpose corporation, secured by one MD-82 aircraft leased to a large domestic borrower, which filed for bankruptcy in January 2001; and a $12.8 million loan to a U.S. operating lessor, secured by mortgages on four Stage 3 DC9-32 passenger aircraft leased to a financially troubled scheduled carrier. At December 31, 2000, FINOVA had written off $40.5 million and established specific reserves totaling $6.8 million related to the remaining $138.0 million of nonaccruing accounts in Transportation Finance.

        Resort Finance’s increase in nonaccruing assets in 2000 were due principally to the addition of the working capital components of FINOVA’s loans to seven related special-purpose project development entities, and loans totaling approximately $116.3 million to an unrelated developer. The seven working capital loans totaled $20.6 million at December 31, 2000, and each is cross-secured with its related mortgage and receivables loans. Those working capital loans were classified as nonaccruing due to concerns over each borrower’s financial condition and FINOVA’s potential collateral shortfall if there were to be a default and forced liquidation. The seven borrowing entities are all special-purpose subsidiaries of a major resort developer in which FINOVA has a $54.8 million equity investment that was written off in the third quarter. The unrelated borrower filed for bankruptcy in the second quarter of 2000, and became 90 days delinquent on FINOVA’s loans in the third quarter. The unrelated borrower’s loans are secured by marketable assets, including completed but unsold timeshare intervals at 13 of its approximately 90 resorts operated by the developer and a portfolio of consumer notes receivable serviced by the developer. At December 31, 2000, FINOVA had written off $61 thousand and established specific reserves totaling $36.9 million relating to the remaining $142.0 million of non-earning accounts in Resort Finance.

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

        The $82.5 million increase in nonaccruing assets in Communications Finance was attributable to the addition of seven accounts, six of which were moved into nonaccruing status in the fourth quarter. The increase in nonaccruing assets in Communications Finance was due to collection problems with customers in the paging industry, which is experiencing a significant downturn resulting from more innovative and efficient products replacing pagers. The largest component of this division’s nonaccruals at December 31, 2000 were three loans totaling $74.3 million to unrelated providers of wireless messaging services. At December 31, 2000, FINOVA had written off $4.0 million and established specific reserves totaling $39.5 million covering those three loans, as well as the $18.5 million of other nonaccruals in Communications Finance.

        The $42.3 million increase in nonaccruing assets in Franchise Finance was driven principally by the addition of two accounts totaling $38.3 million, which were moved into nonaccrual status in the fourth quarter of 2000. The first is a $21.4 million loan to a franchisee which owns and operates a chain of casual-dining restaurants. The second is FINOVA’s $16.9 million share of a syndicated loan to a major restaurant franchiser, which owns and franchises casual-dining restaurants throughout the U.S. At December 31, 2000, FINOVA had written off $245 thousand and established specific reserves totaling $13.5 million for those two loans.

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

        The carrying amount of FINOVA’s accounts that were 31-90 days delinquent in payment at December 31, 2000 increased to 1.2% of managed assets, from 0.6% of managed assets at the end of 1999. The increases in 31-90 day delinquent accounts were in Transportation Finance ($33.5 million), Commercial Equipment Finance ($26.8 million), Communications Finance ($22.9 million) and Healthcare Finance ($18.4 million).

        At December 31, 2000, FINOVA had $11.0 billion of debt outstanding, including $111.6 million of TOPrS, representing 16.5 times the Company’s common equity base of $672.9 million. As a result of its moratorium on debt payments, its subsequent filing of Bankruptcy under Chapter 11 and defaults under various financial covenants under its bank agreements, FINOVA Capital is in default under its debt agreements.

        FINOVA’s internally generated funds, available credit lines and asset sales financed new business and liquidity during the twelve months ended December 31, 2000. During May and June 2000, FINOVA drew down $4.5 billion against domestic commercial paper back-up bank facilities and used the proceeds primarily for repayment of commercial paper, maturing debt and to fund general operations. Of this amount, $2.1 billion was due on or before May 15, 2001, although $500 million could have been extended had a default not existed at the time. The other $2.4 billion was scheduled to be repaid between 2002 to 2003. FINOVA also had $150 million (Canadian) scheduled to be due under a bank facility that matured in July 2001. Term debt maturities over the next twelve months by quarter included $242.0 million in the first quarter of 2001, $2.4 billion in the second quarter of 2001 (included $2.1 billion of bank facilities), $449.2 million in the third quarter of 2001 and $345.7 million in the fourth quarter of 2001. During 2000, FINOVA issued $225 million of new public notes and repaid $1.4 billion of long-term borrowings. FINOVA’s credit ratings were reduced several times during 2000.

        The Reorganization Proceedings seek to enable FINOVA to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

        On February 27, 2001, FINOVA announced a moratorium on repayments of principal on its outstanding bank and bond debt. On March 7, 2001, FINOVA filed for protection from its creditors as noted above to enable it to restructure the timing of its debt repayments. See “Recent Developments and Business Outlook” for further discussion of the rating agency downgrades, the moratorium on the repayment of debt and the Reorganization Proceedings.

Derivative Financial Instruments

        Substantially all of FINOVA’s derivative financial instruments were terminated subsequent to December 31, 2000 as a result of the Reorganization Proceedings. Historically, FINOVA entered into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used were straightforward. FINOVA continually monitored its derivative position and used derivative instruments for non-trading and non-speculative purposes only.

        At December 31, 2000, FINOVA Capital had outstanding interest rate conversion agreements with notional principal amounts totaling $1.7 billion. Agreements with notional principal amounts of $100 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 6.67% to 6.73% in return for receipts calculated on the same notional amounts at floating interest rates. Agreements with notional principal amounts of $1.625 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They required interest payments on the stated principal amount at the three-month or six-month London interbank offered rates (“LIBOR”) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.70% to 7.40%. FINOVA also entered into a fixed-rate foreign currency-denominated borrowing (Japanese Yen (“JPY”) 5 billion) maturing in 2002. Two derivatives are associated with this borrowing, a receive fixed-rate swap (JPY 5 billion) versus three-month JPY LIBOR and a cross-currency basis swap, converting JPY LIBOR to US Dollar (“USD”) LIBOR, both of which mature in 2002. The receive side of the basis swap had a notional amount of JPY 5 billion paying three-month JPY LIBOR and the pay side had a notional amount of USD $43.6 million paying three-month USD LIBOR. See Note G of Notes to Consolidated Financial Statements for further discussion of FINOVA’s derivatives. See “Qualitative and Quantitative Disclosure About Market Risk” below.

        Substantially all of the interest rate swaps derivatives were terminated in 2001, and had an estimated fair value of approximately $70 million at termination. Pursuant to the Company’s various agreements, the institutions exercised their right to offset the amounts due the Company upon the termination of the swaps against the amount due by the Company on the debt outstanding.
THE FINOVA GROUP INC.

Segment Reporting

        Information for FINOVA’s reportable segments that are part of continuing operations reconciles to FINOVA’s consolidated totals as follows:

	2000	1999
Total net revenue:
Specialty Finance	$ 187,297	$ 384,789
Commercial Finance	59,889	51,708
Capital Markets	56,443	101,414
Corporate and other	(17,317)	13,515

Consolidated total	$ 286,312	$ 551,426

(Loss) income before income taxes, preferred dividends and allocations:
Specialty Finance	$ (9,577)	$ 307,377
Commercial Finance	30,890	38,244
Capital Markets	(139,308)	31,235
Corporate and other, overhead and unallocated provision for credit losses	(638,105)	(16,517)

(Loss) income from continuing operations before income taxes and preferred dividends	$ (756,100)	$ 360,339

Managed assets:
Specialty Finance	$ 8,475,515	$ 8,251,642
Commercial Finance	1,218,463	1,076,617
Capital Markets	800,331	1,051,367
Corporate and other	43,566	63,510

Consolidated total	$10,537,875	$10,443,136
Less securitizations	(357,471)	(121,322)

Investment in financing transactions	$10,180,404	$10,321,814

        FINOVA’s business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management has not yet determined whether its reportable segments will be reorganized as a result of the recent announcement to discontinue several lines of business and pending Reorganization Proceedings. Management relies principally on total revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

        Total net revenue is the sum of operating margin and (losses) gains on investments and disposal of assets. Income before allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment’s investment in financing transactions plus securitizations. The Company expects that managed assets in all segments will decline significantly over the next several years as available cash flow will be used principally for debt service rather than the funding of new business.

        Specialty Finance.    Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

        Total net revenue was $187.3 million in 2000 compared to $384.8 million in 1999. The decrease in net revenue was primarily due to the write-off of equity positions in Resort Finance and Communications Finance as well as charges to write-down repossessed assets in Resort Finance and the value of residual positions in both Transportation Finance and to a lesser extent in Specialty Real Estate Finance. The most significant charge was in Resort Finance, which wrote-off a $54.8 million equity investment in a major developer that has experienced a decline in earnings and a significant reduction in net worth. The write-down of residual positions amounted to $35.7 million in Transportation Finance and $11.7 million in Specialty Real Estate Finance. Also contributing to the decline in net revenue was an increase of $602 million in nonaccruing assets, the effects of higher cost of funds and lower gains from the disposal of assets. These reductions were partially offset by increases in income due to a higher level of managed assets in 2000. The largest increases in nonaccruing assets were in Healthcare Finance, which increased by $224.1 million in 2000, followed by a $138.0 million increase in Transportation Finance, $120.0 million in Resort Finance and $82.5 million in Communications Finance. The lower gains were primarily attributable to the timing of assets coming off lease and the Company’s inability to re-lease assets at end of term. While in the aggregate FINOVA has historically recognized gains on disposals, the timing and amount of these gains are sporadic in nature. No assurance can be made that the Company will continue to recognize gains on disposal. Additionally, certain business units within this segment will sometimes receive equity interests to complement their financing arrangements. Depending on various factors, including management’s discretion, FINOVA may opt to exercise and sell its position in these equities when permitted to do so. As of year-end 2000, FINOVA had recorded $24.4 million of pre-tax gains from the sale of these equity positions in 2000 and also recorded pre-tax unrealized gains of $23.5 million through other comprehensive income on the balance sheet related to the market value of equities held.

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

        Managed assets grew to $8.476 billion in 2000 from $8.252 billion in 1999, an increase of 2.7%. The growth in managed assets was only 2.7% because new business in 2000 of $2.5 billion was down from $3.3 billion in 1999. The reduced volume was in line with the Company’s decision to conserve cash during the last half of 2000 by only funding outstanding commitments. The largest new business volume in this segment came from Resort Finance ($1.0 billion) and Transportation Finance ($379 million). The group as a whole experienced a decrease in backlog to $1.1 billion at December 31, 2000 from $1.6 billion at December 31, 1999. The largest portion of backlog consisted of $668.7 million of revolving loan commitments in Resort Finance.

        Commercial Finance.    Commercial Finance currently includes only the Rediscount Finance business unit, which provides financing through revolving credit facilities to finance companies. This segment previously included traditional asset-based businesses that provided financing through revolving credit facilities and term loans secured by assets such as receivables and inventory, as well as providing factoring and management services. In the third quarter of 2000, FINOVA announced that the Corporate Finance/Business Credit/Growth Finance and Distribution & Channel Finance business units would be discontinued. The Company also completed the sale of its Commercial Services business line to GMAC Commercial Credit LLC in the third quarter. For further discussion on activity previously reported within the Commercial Finance segment, see “Discontinued Operations.”

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

        Also contributing to the decline in revenue was the Company’s decision in April 2000 to exit from the origination and sale of commercial real estate loans to the CMBS market, which resulted in a reduction of volume-based fees to $1.3 million in 2000 from $10.4 million in 1999. Additionally, the decline in net revenue was partially attributable to a higher level of nonaccruing assets, which increased to $63.6 million in 2000 from $38.7 million in 1999.

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

        The segment’s managed assets decreased to $800.3 million in 2000 from $1.05 billion in 1999. This is primarily due to FINOVA’s exit from the CMBS marketplace and to lower new business volumes. See “Recent Developments and Business Outlook” for further discussion.

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

New Accounting Standards

        In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

        FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA’s consolidated results of operations and financial position.

        FINOVA adopted the disclosure provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as of December 31, 2000. These provisions required additional disclosures about the Company’s receivables transfers, servicing responsibilities, retained interests, and key assumptions made in its valuations. The implementation of the disclosure provisions of SFAS 140 did not have a material impact on FINOVA’s consolidated results of operations and financial position. The remaining provisions of SFAS 140, related to the accounting requirements for transfers of financial assets, are effective for transfers after March 31, 2001 and may impact FINOVA’s treatment of any future transfers of receivables, including gain or loss recognition on sales.

THE FINOVA GROUP INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        FINOVA’s primary market risk has been exposure to the volatility of interest rates. FINOVA sought to manage interest rate risk and preserve income through a diversified borrowing base and a matched funding policy. A diversified borrowing base consisted of short and long-term debt with a fixed or variable rate. FINOVA’s matched funding policy, approved by the Board of Directors or Audit Committee and administered by the Finance Committee, required that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities. Under the matched funding policy, the difference between floating-rate assets and floating-rate liabilities was managed to not exceed 3% of total assets for any extended period.

        As a result of the developments described earlier in “Recent Developments and Business Outlook,” the Company can not determine the nature of its borrowing base or achieve a matched funding policy. In addition, substantially all of the Company’s interest rate swap agreements were terminated as a result of the bankruptcy filing. During the pendancy of the bankruptcy, the interest rate which will be applied to the Company’s debt obligations is also uncertain.

        Since approximately 50% of the Company’s assets earn at a floating-rate, any decline in market rates could adversely affect the Company since it would earn less on its assets while the nature of its financing cost is uncertain. Alternatively, any increase in market rates would increase its return on floating-rate assets; however, if its financing costs also become floating any potential increases in asset returns could be offset by rising costs of capital. Until such time as a plan of reorganization is approved and its financing costs determined, the Company will not be able to identify a strategy to mitigate its exposure to changes in interest rates.

        Under the terms of Berkadia’s commitment, the New Senior Notes will be fixed-rate obligations, at the weighted average rate of the existing debt (excluding default interest or penalties, if any). If LIBOR is above 6%, the Berkadia Loan will be a floating-rate loan; if LIBOR is below 6%, the Berkadia Loan will be fixed at 9%. If this transaction is consummated, a successful strategy to mitigate the Company’s exposure to changes in market interest rates could be developed; however, no assurance can be given that the Company will be able to implement any such strategy at an acceptable cost. In addition, no assurance can be given that the transaction will be consummated.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowners of The FINOVA Group Inc.

        We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated operations, shareowners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of The FINOVA Group Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred a substantial operating loss, is in default of its debt covenants, and filed for relief under Chapter 11 of the United States Bankruptcy Code on March 7, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Phoenix, Arizona
March 30, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of The FINOVA Group Inc.

        We have audited the accompanying consolidated statements of operations, shareowners’ equity and cash flows of The FINOVA Group Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of The FINOVA Group Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/S /    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Phoenix, Arizona

April 23, 1999

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	2000	1999
ASSETS
Cash and cash equivalents	$ 699,228	$ 100,344
Investment in financing transactions:
Loans and other financing contracts	7,835,698	8,235,850
Leveraged leases	803,581	837,083
Direct financing leases	557,471	493,615
Operating leases	561,698	587,283
Financing contracts held for sale	421,956	167,983

	10,180,404	10,321,814
Less reserve for credit losses	(578,750)	(178,266)

Net investment in financing transactions	9,601,654	10,143,548
Investments	285,934	442,662
Goodwill, net of accumulated amortization	45,417	264,014
Other assets	294,630	237,085
Net assets of discontinued operations	1,162,223	2,702,236

	$12,089,086	$13,889,889

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$ 128,311	$ 153,276
Interest payable	129,402	114,397
Senior debt	10,997,687	11,407,767
Deferred income taxes, net	49,202	439,518

	11,304,602	12,114,958

Commitments and contingencies
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of FINOVA, net of expenses (“TOPrS”)	111,550	111,550
Shareowners’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 64,849,000 shares issued	648	648
Additional capital	1,107,575	1,109,521
Retained (deficit) income	(283,435)	689,466
Accumulated other comprehensive income	15,154	33,812
Common stock in treasury, 3,554,000 and 3,597,000 shares, respectively	(167,008)	(170,066)

	672,934	1,663,381

	$12,089,086	$13,889,889

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998

Interest, fees and other income	$ 947,848	$ 795,954	$ 611,697
Financing lease income	95,018	96,241	95,772
Operating lease income	105,457	114,083	115,822

Income earned from financing transactions	1,148,323	1,006,278	823,291
Interest expense	628,839	465,256	373,581
Operating lease depreciation	65,919	67,835	69,954

Interest margins earned	453,565	473,187	379,756
Volume-based fees	1,336	10,353	24,759

Operating margin	454,901	483,540	404,515
Provision for credit losses	643,000	22,390	48,470

Net interest margins earned	(188,099)	461,150	356,045
(Losses) gains on investments and disposal of assets	(168,589)	67,886	27,912

	(356,688)	529,036	383,957
Operating expenses	399,412	168,697	147,128

(Loss) income from continuing operations before income taxes and preferred dividends	(756,100)	360,339	236,829
Income tax benefit (expense)	213,173	(138,316)	(90,386)

(Loss) income from continuing operations before preferred dividends	(542,927)	222,023	146,443
Preferred dividends, net of tax	3,782	3,782	3,782

(Loss) income from continuing operations	(546,709)	218,241	142,661
Discontinued operations (net of tax benefit of $18,198 and $1,998 for 2000 and 1999, respectively, and tax expense of $11,787 for 1998)	(55,397)	(2,997)	17,680
Net loss on disposal of operations (net of tax benefit of $150,664)	(337,711)

Net (loss) income	$ (939,817)	$ 215,244	$ 160,341

Basic (loss) earnings per share:
(Loss) income from continuing operations	$ (8.96)	$ 3.64	$ 2.55
(Loss) income from discontinued operations	(6.45)	(0.05)	0.32

Net (loss) income per share	$ (15.41)	$ 3.59	$ 2.87

Adjusted weighted average shares outstanding	60,994,000	59,880,000	55,946,000

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$ (8.96)	$ 3.45	$ 2.41
(Loss) income from discontinued operations	(6.45)	(0.04)	0.29

Net (loss) income per share	$ (15.41)	$ 3.41	$ 2.70

Adjusted weighted average shares outstanding	60,994,000	64,300,000	60,705,000

Dividends per common share	$ 0.54	$ 0.68	$ 0.60

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY
(Dollars in thousands)

	Common Stock	Additional Capital	Retained (Deficit) Income	Accumulated Other Comprehensive Income/(Deficit)	Common Stock in Treasury	Shareowners’ Equity	Comprehensive Income
Balance, January 1, 1998	$585	$ 764,525	$ 388,465	$ (10)	$ (61,311)	$1,092,254

Comprehensive income:
Net income			160,341			160,341	$ 160,341

Net change in unrealized holding gains							904
Net change in foreign currency translation							(208)

Other comprehensive income				696		696	696

Comprehensive income							$ 161,037

Net change in unamortized amount of restricted stock		(1,053)				(1,053)
Dividends			(33,749)			(33,749)
Purchase of shares					(63,271)	(63,271)
Shares issued in connection with employee benefit plans		1,578			10,435	12,013

Balance, December 31, 1998	585	765,050	515,057	686	(114,147)	1,167,231

Comprehensive income:
Net income			215,244			215,244	$ 215,244

Net change in unrealized holding gains							37,054
Net change in foreign currency translation							(3,928)

Other comprehensive income				33,126		33,126	33,126

Comprehensive income							$ 248,370

Net change in unamortized amount of restricted stock		(4,825)				(4,825)
Issuance of common stock	63	354,960				355,023
Dividends			(40,835)			(40,835)
Purchase of shares					(89,272)	(89,272)
Shares issued in connection with employee benefit plans		(5,664)			33,353	27,689

Balance, December 31, 1999	648	1,109,521	689,466	33,812	(170,066)	1,663,381

Comprehensive loss:
Net loss			(939,817)			(939,817)	$(939,817)

Net change in unrealized holding gains							(22,709)
Net change in foreign currency translation							4,051

Other comprehensive loss				(18,658)		(18,658)	(18,658)

Comprehensive loss							$(958,475)

Net change in unamortized amount of restricted stock		941				941
Dividends			(33,084)			(33,084)
Shares issued in connection with employee benefit plans		(2,887)			3,058	171

Balance, December 31, 2000	$648	$1,107,575	$(283,435)	$15,154	$(167,008)	$ 672,934

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2000	1999	1998
OPERATING ACTIVITIES:
Net (loss) income	$(939,817)	$ 215,244	$ 160,341
Discontinued operations, net of tax benefit	55,397	2,997	(17,680)
Net loss on disposal of operations, net of tax benefit	337,711

(Loss) income from continuing operations	(546,709)	218,241	142,661
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:
Provision for credit losses	643,000	22,390	48,470
Gains on disposal of assets	(62,592)	(70,633)	(30,520)
Impairment write-down on leases and other owned assets	89,784
Impairment write-down on investments	98,188	2,613	2,608
Valuation adjustment on loans held for sale	43,209
Depreciation and amortization	89,607	89,854	85,815
Impairment charge-off of goodwill	193,337
Deferred income taxes, net	(374,800)	114,886	66,296
Other amortization	43,790	21,195	19,557
Change in assets and liabilities, net of effects from companies purchased:
Increase in other assets	(12,998)	(16,167)	(23,461)
Decrease in accounts payable and accrued expenses	(24,965)	(49,342)	(33,214)
Increase in interest payable	15,005	46,564	11,399

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	193,856	379,601	289,611

INVESTING ACTIVITIES:
Proceeds from disposal of leases and other owned assets	112,556	132,958	125,612
Proceeds from sales of investments	147,672	61,378	2,930
Proceeds from securitizations	302,751		99,967
Proceeds from sales of commercial mortgage backed securities (“CMBS”)	110,676	504,138	869,296
Principal collections on financing transactions	1,963,831	2,538,862	1,850,906
Expenditures for investments and other income producing activities	(57,098)	(59,653)	(81,933)
Expenditures for CMBS transactions		(529,232)	(1,005,373)
Expenditures for financing transactions	(2,882,589)	(4,132,150)	(3,495,160)
Cash received in acquisition		(85,278)	(61,164)
Recoveries of loans previously written-off	1,018	1,830	1,174

NET CASH USED BY INVESTING ACTIVITIES	(301,183)	(1,567,147)	(1,693,745)

FINANCING ACTIVITIES:
Proceeds from draw down on back-up facilities	4,690,990
Net change in commercial paper and short term borrowings	(3,876,971)	(305,030)	739,515
Proceeds from issuance of term notes	225,000	3,443,592	1,580,000
Repayment of term notes	(1,446,800)	(809,245)	(689,176)
Proceeds from exercise of stock options	171	27,689	12,013
Common stock purchases for treasury		(89,272)	(63,271)
Dividends	(33,084)	(40,835)	(33,749)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(440,694)	2,226,899	1,545,332

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS	1,146,905	(988,527)	(124,870)

INCREASE IN CASH AND CASH EQUIVALENTS	598,884	50,826	16,328
CASH AND CASH EQUIVALENTS, beginning of period	100,344	49,518	33,190

CASH AND CASH EQUIVALENTS, end of period	$ 699,228	$ 100,344	$ 49,518

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands in tables, except per share data)

Note A    Organization, Basis of Presentation and Significant Business Developments

Organization and Basis of Presentation

        The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (collectively, “FINOVA Capital”). FINOVA is a Delaware Corporation. All significant intercompany balances have been eliminated in consolidation.

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

        These conditions and events, more fully described below raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including the confirmation of a plan of reorganization (the “Plan”) and successful execution of management’s plans for the collection of its portfolio pursuant to contractual terms and negotiation of appropriate rates and fee structures with its customers. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Business Developments

        On March 27, 2000, FINOVA announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. Following Mr. Eichenfield’s retirement as a director and officer, FINOVA’s board of directors elected Matthew M. Breyne as a director, President and Chief Executive Officer of FINOVA and Chairman, President and Chief Executive Officer and a director of FINOVA Capital. FINOVA also announced that it would take an $80 million pre-tax charge to earnings in the first quarter of 2000 to increase loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to the replenishment of reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business which had previously been partially reserved. The remainder of the charge was used to provide for payment of deferred compensation and executive severance to Mr. Eichenfield. Following these announcements, some of the credit rating agencies downgraded or placed on credit watch FINOVA Capital’s senior debt and commercial paper ratings.

        In May 2000, $2.1 billion of FINOVA’s 364-day revolving credit agreements were scheduled to expire. These agreements were part of the Company’s $4.7 billion bank facilities, which were in place to provide a back-up mechanism for its commercial paper program. On May 5, 2000, FINOVA’s banks renewed a $500 million facility but committed to renewing only approximately $1.1 billion of the $1.6 billion of back-up facilities that expired on May 15, 2000. Historically, a significant portion of FINOVA’s business was financed with commercial paper, which was reissued when it matured. The Company also borrowed funds in the form of publicly traded debt securities with staggered maturities. Without full coverage after May 15 for outstanding commercial paper under the domestic back-up bank facilities, FINOVA drew down on approximately $4.5 billion of domestic back-up bank lines to meet maturing commercial paper obligations and other debt obligations. This resulted in additional debt rating downgrades.

        In May 2000, FINOVA structured a 364-day commitment with a bank to sell at FINOVA’s option up to $375 million of commercial equipment loans and direct financing lease receivables on a revolving basis.

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

        In October 2000, FINOVA engaged an independent third party to assist in connection with the development of strategic and financial planning, including re-negotiation of its bank debt. The engagement was generally concluded in March 2001, following the execution of the agreements with Berkshire Hathaway Inc. (“Berkshire Hathaway”), Leucadia National Corporation (“Leucadia”) and Berkadia, LLC (“Berkadia”), noted below.

        On November 9, 2000, the board of directors voted to suspend the Company’s quarterly common stock dividend.

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

        On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment letter with Berkshire Hathaway, Leucadia and Berkadia, an entity jointly owned by Leucadia and Berkshire Hathaway pursuant to which Berkadia committed to lend $6.0 billion to FINOVA Capital, to facilitate a Chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The $6.0 billion five-year term loan will be secured by substantially all of the assets of FINOVA Capital and its subsidiaries and guaranteed on a secured basis by FINOVA Group and substantially all of the subsidiaries of FINOVA Capital (the “Berkadia Loan”). The balance of FINOVA Capital’s bank and bond indebtedness will be restructured into approximately $5 billion of new ten-year senior notes of FINOVA (the “New Senior Notes”). Berkadia’s commitment is subject to various conditions, including Berkadia’s satisfaction with FINOVA’s Chapter 11 Plan and bankruptcy court and necessary creditor approvals. In connection with the commitment letter, FINOVA also entered into a Management Services Agreement with Leucadia and its subsidiary, Leucadia International Corporation, which has been amended and restated. The terms of this commitment letter and the management services agreement are described more fully below in “Berkadia Commitment—Proposed Restructuring Plan.”

THE FINOVA GROUP INC.

        On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its outstanding bank and bond debt. The purpose of the moratorium was to enable all creditors to be treated equitably in the debt restructuring process. In connection with that moratorium, FINOVA Capital did not make a $50 million principal payment due on February 27, 2001 with respect to its 5.98% notes due 2001, which constituted an event of default under the trust indenture related to those notes and a cross default under substantially all of FINOVA Capital’s $11 billion of bank and bond indebtedness. The event of default also affected the interest rate swaps and securitizations the Company had entered into by allowing for immediate termination or other modifications, and substantially all of the Company’s swaps were terminated. In the first quarter of 2001, in conjunction with the Reorganization Proceedings, the Company suspended paying dividends on the TOPrS and interest on the underlying convertible debentures.

        On March 5, 2001, FINOVA announced that Matthew M. Breyne resigned as a director and the Company’s President and Chief Executive Officer. John W. Teets retired as Chairman, but will remain on the board. The board of directors elected board member G. Robert “Bull” Durham as Chairman and elected General Counsel and Secretary William J. Hallinan to the additional positions of President and Chief Executive Officer of FINOVA and the President, Chief Executive Officer and General Counsel of FINOVA Capital.

        On March 6, 2001, one of FINOVA’s subsidiaries, FINOVA (Canada) Capital Corporation, had a petition for Receiving Order filed against it in Ontario, Canada. That action has not been served on FINOVA. See “Legal Proceedings” for more information on this matter.

        On March 7, 2001, FINOVA Group, FINOVA Capital and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt (the “Reorganization Proceedings”).

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

        In light of these events, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company also expects to continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

Berkadia Commitment—Proposed Restructuring Plan

        The following describes the Berkadia Commitment as set forth in the Commitment Letter signed on February 26, 2001. Consummation of the Berkadia Loan and related transactions contemplated by the Commitment Letter is subject to approval of the bankruptcy court, necessary creditor approvals, and other material conditions, including Berkadia’s satisfaction with the Company’s Chapter 11 Plan. There can be no assurance that those approvals will be obtained or that the other conditions will be satisfied.

        The commitment expires on August 31, 2001, or earlier, if certain conditions are not satisfied, or certain events occur. The commitment provides that the $6 billion Berkadia Loan will be made to FINOVA. Berkadia’s commitment for the loan has been guaranteed 90% by Berkshire Hathaway and 10% by Leucadia, with Berkshire Hathaway providing a secondary guarantee of the obligations guaranteed by Leucadia. Berkadia expects to finance its funding commitment and Berkshire Hathaway will provide Berkadia’s lenders with a 90% primary guarantee of that financing, with Leucadia providing a 10% primary guarantee and Berkshire Hathaway providing a secondary guarantee of Leucadia’s guarantee. Upon completion of the Plan as currently contemplated, Berkadia (or Berkshire Hathaway and Leucadia in the aggregate) will receive common stock representing up to 51% of FINOVA’s outstanding shares on a fully diluted basis and the existing shareowners of FINOVA will retain their existing shares. Berkadia will be entitled to designate a majority of FINOVA’s board of directors upon effectiveness of the Plan. The Berkadia Loan will be guaranteed on a secured basis by FINOVA and substantially all subsidiaries of FINOVA and FINOVA Capital.

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

        Subject to necessary approval of creditors and the bankruptcy court and various other conditions, pursuant to the proposed Plan, FINOVA Capital will use the proceeds of the Berkadia Loan to pay down its existing bank and publicly traded indebtedness on a pro rata basis. The balance of FINOVA Capital’s bank and bond indebtedness (approximately $5.3 billion) will be restructured into ten-year New Senior Notes of FINOVA.

        The New Senior Notes will bear interest at the weighted average rate of FINOVA Capital’s outstanding bank and bond debt (excluding default interest and penalties, if any) and will be secured by a second priority security interest in the stock of FINOVA Capital. Enforcement of the New Senior Note security interests will not be allowed until the Berkadia Loan is paid in full. Interest on the New Senior Notes will be payable semi-annually only out of available cash, if any, determined in accordance with the terms of the New Senior Notes. No payments of principal will be made on the New Senior Notes until the Berkadia Loan is paid in full. After payment in full of the Berkadia Loan, available cash flow from FINOVA Capital, after paying operating expenses and taxes and establishing reserves for customer commitments and other corporate expenses, will first be used for payment of interest on the New Senior Notes. Thereafter, available cash determined in accordance with the terms of the New Senior Notes will be used first to pay or to fund a reserve to pay interest on FINOVA’s outstanding 5 1 /2% Convertible Subordinated Debentures due 2016 (which will be distributed upon consummation of the proposed Plan to the holders of the FINOVA Trust Originated Preferred Securities) and then to make semi-annual prepayments of principal on the New Senior Notes and distributions (or reserves for distributions) to FINOVA common shareowners with a total of 95% of the remaining available cash to be used for principal payments on the New Senior Notes and 5% to be used for distributions to shareowners. After payment in full of the outstanding principal of the New Senior Notes, 95% of any available cash of FINOVA Capital will be used to pay contingent cash flow rights to holders of the New Senior Notes in an aggregate amount up to $100 million.

        Completion of the transactions contemplated by the Berkadia Commitment Letter is subject to a number of conditions, including the negotiation and approval of definitive loan documentation, Berkadia’s approval of the terms and conditions of the FINOVA and FINOVA Capital Plan, bankruptcy court and necessary creditor approval of the Plan, the issuance of up to 51% of FINOVA’s common stock to Berkshire, Leucadia or their designees and designation by Berkadia of a majority of directors as noted above.
THE FINOVA GROUP INC.

        Berkadia has received a $60 million commitment fee and subject to bankruptcy court approval, will receive an additional $60 million fee upon funding or if the commitment is not funded (except in certain limited circumstances). In addition, FINOVA Capital has agreed to reimburse Berkadia, Berkshire Hathaway and Leucadia for all fees and expenses incurred in connection with Berkadia’s commitment and the financing of its funding obligation under the commitment.

        In connection with the commitment letter, the Company entered into a ten-year management agreement with Leucadia pursuant to which, prior to the effective date of the Plan, Leucadia will provide advice and assistance to FINOVA related to the restructuring and management of FINOVA’s asset portfolio, subject to oversight by the Board of Directors of FINOVA Group or a special committee of the Board. After the effective date, Leucadia will have responsibility for the general management of FINOVA, subject to the authority of the Board. For these services, Leucadia will receive an annual fee of $8 million, the first of which was paid in 2001 when the agreement was signed.

Note B    Significant Accounting Policies

        Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives:

        Discontinued Operations—Certain reclassifications have been made to reflect discontinued operations. These reclassifications resulted from the Company’s decision in the third quarter of 2000 to sell or liquidate some of its more broad based businesses and focus on providing financing through its niche-based businesses. The businesses discontinued include Corporate Finance, Business Credit, Growth Finance (all of which are included under the caption “Corporate Finance”), Distribution & Channel Finance and Commercial Services. See Note T for more information on discontinued operations.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change as more information becomes available, which could impact the amounts reported and disclosed herein.

        Revenue Recognition—For loans and other financing contracts, earned income is recognized over the life of the contract, using the interest method.

        Leases that are financed by nonrecourse borrowings and meet certain other criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related nonrecourse debt service obligation including interest (“net rental receivables”). The difference between (a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of deferred income taxes.

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
THE FINOVA GROUP INC.

        Fees received in connection with loan commitments are deferred until the loan is advanced and are then recognized as income over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized at expiration.

        Fees are also generated on the volume of purchased accounts receivable and commercial mortgage loan originations. Fees on the volume of purchased accounts receivable were generated by FINOVA’s Commercial Services and Distribution & Channel Finance divisions, which were discontinued in the third quarter of 2000, and represent discounts or commissions to FINOVA in return for handling the accounts receivable collection process. These fees are recognized as income in the period the receivables are purchased due to the short-term nature of the accounts receivable, which are generally collected from one to three months after purchase. FINOVA’s commercial mortgage operation originates and sells loans and typically would only retain assets on the balance sheet for a short period of time. Fees on mortgage loan originations represent broker commissions on the loan originations and are recognized as income in the period of origination. FINOVA ceased operation of its commercial mortgage operation in the second quarter of 2000.

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

        Cash Equivalents—FINOVA classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

        The December 31, 2000 Statement of Consolidated Cash Flows excluded the non-cash activity for the transfers of $38.2 million from the purchase of assets previously held in a joint venture with a third party from investments to other assets, $44.8 million in convertible debt investment securities from investment in financing contracts to investments, that were subsequently written-off, and $13.7 million of assets coming off lease from investment in financing contracts to other assets. The December 31, 1999 Statement of Consolidated Cash Flows excluded the non-cash activity for the transfers of $61.8 million of debt investment securities from investment in financing contracts to investments and $59.6 million of assets coming off lease from investment in financing contracts to other assets.

        Financing Contracts Held for Sale—Financing contracts held for sale are composed of assets held for sale. Assets held for sale are carried at lower of cost or market with adjustment, if any, recorded in operations. During 2000, the Company designated loans generated by the Realty Capital line of business as being held for sale and recorded a loss of $43.2 million to write-down the assets to fair value.

        Reserve for Credit Losses—The reserve for credit losses is available to absorb credit losses and is not provided for financing contracts held for sale and other owned assets, including assets on operating lease and residuals. The provision for credit losses is the charge to operations to increase the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written off or written down when the loss is considered probable and determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to operations as incurred. Recoveries of amounts previously written off as uncollectible are credited to the reserve for credit losses.

        Impaired Loans—Impaired loans represent loans with probable significant delays in collection of all of the scheduled principal and interest payments in accordance with the original contractual terms. The amount of the specific impairment reserve is equal to the difference between the current carrying amount of a loan and the greater of (a) the net present value of expected cash flows from the borrower, discounted at the original effective interest rate of the transaction, or (b) the net fair value of collateral. Accruing impaired loans are paying in accordance with the current modified loan agreement or have adequate collateral protection.

        Repossessed Assets—Repossessed assets are carried at the lower of cost or fair value less estimated selling expenses.

        Residual Values—FINOVA has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate. Actual residual values realized could differ from these estimates and updates.

        Investments—The Company’s investments include debt securities, equity securities and partnership interests.

        Certain marketable securities, as discussed in Note E, are considered trading securities and are stated at fair value with gains or losses recorded in operations in the period they occur.

        Equity securities that are being held for an indefinite period of time are designated as available for sale and carried at fair value using the specific identification method.

        Partnership interests are accounted for under either the cost or equity method depending on the Company’s level of influence in the investee. Under the equity method, the Company recognizes its share of income or losses of the partnership in the period in which they are earned. Under the cost method, the Company recognizes income based on distributions received.

        The carrying value of equity securities and partnership interests are periodically reviewed for impairment which, if identified, is recorded as a charge to operations.

        Other Assets—Included in other assets are aircraft either undergoing conversion from passenger to cargo configuration or otherwise available for lease of approximately $231.2 million and $98.4 million at December 31, 2000 and 1999, respectively. Conversion costs are capitalized as incurred.

        Goodwill—FINOVA amortizes the excess of cost over the fair value of net assets acquired (“goodwill”) on a straight-line basis primarily over 20 to 25 years. Amortization totaled $16.3 million ($11.0 million after-tax), $16.1 million ($10.3 million after-tax) and $11.1 million ($7.0 million after-tax) for the years ended December 31, 2000, 1999 and 1998, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. Management evaluated the impairment of all goodwill at December 31, 2000, and $193.3 million ($146.3 million was tax deductible) of the Company’s goodwill was considered impaired and was written off to amortization expense. Additionally, in connection with adjusting the discontinued business to net realizable value, $107.3 million ($95.7 million was tax deductible) of goodwill associated with discontinued operations was written off and is included in the loss on disposal of operations. At December 31, 2000, approximately $29.5 million of goodwill (net of amortization), or 69% of the original goodwill balance, was deductible for federal income tax purposes over 15 years.

        Pension and Other Benefits—Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

THE FINOVA GROUP INC.

        Other post-retirement benefit costs are recorded during the period the employees provide service to FINOVA. Post-retirement benefit obligations are funded as benefits are paid.

        Post-employment benefits are any benefits other than retirement benefits. Generally, FINOVA records post-employment benefit costs if the obligation attributable to the employee’s services have been rendered, the employee’s rights to those benefits have accumulated or vested, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated.

        Employees are covered by one of several severance arrangements with the Company. Severance accruals are recorded when management approves the termination, which specifically identifies the employees to be terminated. At December 31, 2000, the Company accrued $4.1 million in severance related costs in continuing operations for 80 employees terminated in the first quarter of 2001.

        Employees included as part of the Company’s continuing operations were also covered by retention plans in place as of December 31, 2000. The cost associated with a retention plan is charged to operations over the period of service for the corresponding plan. The Company recorded $21.6 million in retention expense during 2000.

        Savings Plan—FINOVA maintains The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage reductions ranging from 0% to 15% of taxable compensation. The Company’s matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which were matched in FINOVA stock through the Employee Stock Ownership Plan (“ESOP”), discussed below, until year-end. Thereafter, the ESOP was terminated and merged into the Savings Plan.

        Employee Stock Ownership Plan—Employees of FINOVA were eligible to participate in the Employee Stock Ownership Plan in the month following the first 12 consecutive month period during which they have at least 1,000 hours of service with FINOVA. Company contributions were made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan. Effective January 1, 2001, up to the entire 6% of salary is matched and invested at the employees discretion, and the ESOP was terminated and merged into the Savings Plan.

        Expenses under the Savings Plan and Employee Stock Ownership Plan were $4.4 million, $4.0 million and $3.1 million in 2000, 1999 and 1998, respectively.

        Income Taxes—Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

        (Loss) Earnings Per Share—Basic (loss) earnings per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These calculations are presented for the years ended December 31, 2000, 1999 and 1998 on the Statements of Consolidated Operations and are more fully discussed in Note M.

        Derivative Financial Instruments—As more fully described in Note G, FINOVA has used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used include interest rate swaps and, to a lesser extent, treasury locks, options, futures and swaptions, which are subject to hedge accounting determination.

THE FINOVA GROUP INC.

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

        Receivable Sales—In accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when the Company sells receivables, it may retain subordinated interests, which are retained interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables is surrendered. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer. Active markets with quoted prices for retained interests generally do not exist. Therefore, the Company estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions i.e., net credit losses, prepayment speeds and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

        FINOVA’s retained interests in transferred receivables are generally treated as assets available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations. These retained interests are on the balance sheet within investment in financing transactions.

        FINOVA’s retained interests in transferred receivables that relate to discontinued operations are recorded within discontinued operations.

        FINOVA adopted the disclosure provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as of December 31, 2000. These provisions required additional disclosures about the Company’s receivables transfers, servicing responsibilities, retained interests, and key assumptions made in its valuations. The implementation of the disclosure provisions of SFAS 140 did not have a material impact on FINOVA’s consolidated results of operations and financial position. The remaining provisions of SFAS 140, related to the accounting requirements for transfers of financial assets, are effective for transfers after March 31, 2001 and may impact FINOVA’s treatment of any future transfers of receivables, including gain or loss recognition on sales.

        Reclassifications—Certain reclassifications have been made to the prior years financial statements to conform with the 2000 presentation.
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

	Percent of Total Carrying Amount
	2000	1999
Specialty Finance Group
Transportation Finance	23.5%	24.1%
Resort Finance	18.0	15.7
Commercial Equipment Finance	5.1	8.2
Franchise Finance	9.0	7.6
Specialty Real Estate Finance	6.9	7.5
Healthcare Finance	8.4	7.4
Communications Finance	7.0	6.7
Public Finance	1.8	1.6

	79.7%	78.8%

Commercial Finance Group
Rediscount Finance	12.0	10.4

	12.0%	10.4%

Capital Markets Group
Realty Capital	4.2	5.7
Mezzanine Capital	3.3	4.3
Investment Alliance	0.4	0.2

	7.9%	10.2%

Other	0.4	0.6

	100.0%	100.0%

        FINOVA’s loan and lease portfolio as indicated in the above table is concentrated in several specialized businesses and accordingly is subject to both the normal lending risk of general economic downturns and additional risk of economic downturn in individual sectors of the economy. Additionally, the Company may complete multiple lending or leasing transactions to individual borrowers and their affiliates resulting in an increase in the risk concentration to economic events affecting such single borrowers and their affiliates. At December 31, 2000, FINOVA’s portfolio includes aggregate exposures to 12 borrowers and their affiliates exceeding $100 million each and aggregating to approximately $1.8 billion.
THE FINOVA GROUP INC.

        Aggregate installments on investments in financing transactions at December 31, 2000 (excluding nonaccruing repossessed assets of $25.1 million and estimated residual values of $1,023.3 million) are contractually due or anticipated during each of the years during December 31, 2001 to 2005 and thereafter as follows:

	2001	2002	2003	2004	2005	Thereafter
Loans and other financing contracts:
Fixed interest rate	$ 718,920	$ 471,874	$ 544,391	$ 387,034	$276,316	$ 867,298
Floating interest rate	1,348,052	1,055,528	1,108,394	706,943	155,355	170,504
Leases, primarily at fixed interest rate:
Operating leases	197,494	151,223	63,708	64,662	27,736	56,875
Leveraged leases	14,762	4,707	14,292	15,848	21,001	357,439
Direct financing leases	102,425	76,823	63,455	65,280	45,576	321,331
Financing contracts held for sale	194,423	100,582	23,888	71,633	1,374	30,056

	$2,576,076	$1,860,737	$1,818,128	$1,311,400	$527,358	$1,803,503

        The investment in operating leases at December 31 consisted of the following:

	2000	1999
Cost of assets	$ 711,835	$ 720,617
Accumulated depreciation	(150,137)	(133,334)

Investment in operating leases	$ 561,698	$ 587,283

        The net investment in leveraged leases at December 31 consisted of the following:

	2000	1999
Rental receivables	$2,991,130	$2,987,277
Less principal and interest payable on nonrecourse debt	(2,563,081)	(2,517,839)

Net rental receivables	428,049	469,438
Estimated residual values	874,334	848,236
Less unearned income	(498,802)	(480,591)

Investment in leveraged leases	803,581	837,083
Less deferred taxes from leveraged leases	(483,319)	(411,642)

Net investment in leveraged leases	$ 320,262	$ 425,441

        The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

	2000	1999	1998
Lease and other income, net	$46,251	$60,936	$60,484
Income tax expense	16,832	24,136	24,063

        The investment in direct financing leases at December 31 consisted of the following:

	2000	1999
Rental receivables	$ 674,890	$ 574,874
Estimated residual values	148,926	150,483
Unearned income	(266,345)	(231,742)

Investment in direct financing leases	$ 557,471	$ 493,615

THE FINOVA GROUP INC.

        FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates (“LIBOR”). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) was $4.6 billion and $4.5 billion at December 31, 2000 and 1999, respectively.

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

        Historically, the amount reported as committed backlog was FINOVA’s estimate of expected draw downs of the total commitments outstanding, especially the revolving unused lines of credit. That amount at December 31, 2000 was $1.3 billion for continuing operations, and assumed a percentage of the outstanding commitments would not be drawn down. Assuming full utilization, the total amount of unused lines of credit at December 31, 2000, was $2.7 billion, included outstanding commitments in discontinued operations.

        In light of the significant business developments described in Note A, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio.

Sales of Receivables

        Commercial Equipment Finance—In the second quarter of 2000, the Commercial Equipment Finance unit completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. The structure of the transaction included a 364-day commitment to sell at FINOVA’s option up to $375 million of receivables on a revolving basis. The Company also receives annual servicing fees approximating 50 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

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
THE FINOVA GROUP INC.

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

        At December 31, 2000, the total funds employed in Commercial Equipment Finance’s portfolio were $515.1 million, total delinquencies were $48.1 million and annual net credit losses equaled $19.9 million.

        On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its outstanding bank and bond debt, which constitutes an event of default and a cross default under substantially all of FINOVA Capital’s bank and bond indebtedness. The debt default triggered a cross default under this sale and servicing agreement. As a result, the revolving feature was terminated and FINOVA was required to obtain a backup servicer in the event that FINOVA would not be able to perform its servicing duties. The backup servicer was retained in the first quarter of 2001.

        Corporate Finance (included in discontinued operations)—In the third quarter of 2000, FINOVA’s Corporate Finance division sold $827 million of loans, on a revolving basis. Cash proceeds to FINOVA aggregated approximately $475 million. The Company also received annual servicing fees approximating 200 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to the investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

        During 2000, the Company recognized a pre-tax loss of $13.1 million, including transaction fees. At December 31, 2000, the outstanding balance of the sold loans totaled $708.8 million. At December 31, 2000, the Company’s retained interests had an estimated value totaling $419.3 million. The Company used the following assumptions in determining the value of its retained interests: an annual prepayment rate of 28.6%, annual net credit loss rate of 2.1% and a discount rate of 12%. On February 1, 2001, FINOVA negotiated an agreement and purchased the outstanding beneficial interests.

        In February 2000, FINOVA repurchased the $300 million outstanding undivided proportionate interests in a revolving loan portfolio originated in 1996 and 1995. The revolving loan portfolio totaled $717.9 million as of December 31, 1999.

        Franchise Finance—Previously in 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. At December 31, 2000 and 1999, the outstanding balance of the sold loans totaled $116.8 million and $123.2 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2000 and 1999, the Company continued to service these assets and held subordinated interests totaling $8.2 million and $14.4 million, respectively. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.
THE FINOVA GROUP INC.

Note D    Reserve for Credit Losses

        The following is an analysis of the reserve for credit losses for the years ended December 31:

	2000	1999	1998
Balance, beginning of year	$ 178,266	$141,579	$ 99,008
Provision for credit losses	643,000	22,390	48,470
Write-offs	(240,655)	(24,422)	(12,161)
Recoveries	1,018	1,830	1,174
Acquisitions and other	(2,879)	36,889	5,088

Balance, end of year	$ 578,750	$178,266	$141,579

        Net write-offs by segment and line of business for the years ended December 31 are as follows:

	2000	1999	1998
Specialty Finance Group
Commercial Equipment Finance	$ 19,891	$ 5,773	$ 3,645
Communications Finance	3,953	3,100	494
Healthcare Finance	59,637	1,188	960
Franchise Finance	(81)	240	2,780
Public Finance	4,648
Resort Finance	61	656
Transportation Finance	40,500
Specialty Real Estate Finance	2,646	129	1,785

	131,255	11,086	9,664

Commercial Finance Group
Rediscount Finance	19,208	3,472	1,500

	19,208	3,472	1,500

Capital Markets Group
Mezzanine Capital	85,995	8,154
Realty Capital	3,000

	88,995	8,154

Other	179	(120)	(177)

Total net write-offs	$239,637	$22,592	$10,987

Net write-offs as a percentage of average managed assets	2.25%	0.24%	0.15%

        An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:

	2000	1999
Contracts	$896,262	$122,893
Repossessed assets	25,089	52,100

Total nonaccruing assets	$921,351	$174,993

Nonaccruing assets as a percentage of ending managed assets	8.7%	1.7%

        In addition to the repossessed assets included in the above table, FINOVA had repossessed assets with a total carrying amount of $40.9 million and $74.9 million at December 31, 2000 and 1999, respectively, which earned income of $5.2 million and $5.5 million during 2000 and 1999, respectively.
THE FINOVA GROUP INC.

        At December 31, 2000, the total carrying amount of impaired loans in continuing operations was $1.1 billion, of which $235.8 million were revenue accruing. A specific impairment reserve for credit losses of $246.4 million has been established for $697.0 million of nonaccruing impaired loans and $1.8 million has been established for $34.7 million of accruing impaired loans. Additionally, $2.2 million was established for other accounts. As a result, 43.3% of FINOVA’s reserve for credit losses was allocated to specific reserves. The remaining $328.4 million or 56.7% of the reserve for credit losses is designated for general purposes and represents management’s best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. At December 31, 1999, the total amount of impaired loans was $222.7 million, of which $108.8 million were revenue accruing. The specific impairment reserve for credit losses at December 31, 1999 was $35.4 million for $89.0 million of nonaccruing impaired loans and $25.3 million for $52.0 million of accruing impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

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

	2000	1999
Partnership interests	$135,284	$121,995
Equity securities	94,418	179,795
Debt securities		54,553
Other		15,798

	$229,702	$372,141

        The net unrealized holding gains were $15.2 million and $38.0 million (net of deferred tax liability of $8.1 million and $25.2 million) at December 31, 2000 and 1999, respectively. The decline in the unrealized gains during 2000 was due primarily to the realization of gains through the sale of certain investment securities, including Healtheon/WebMD stock ($20.7 million). Net gains of $57.4 million and $35.4 million were recognized on sales of marketable investments in 2000 and 1999, respectively.
THE FINOVA GROUP INC.

        FINOVA also carried investments held for trading of $56.2 million and $70.5 million at December 31, 2000 and 1999, respectively, in a trust for nonqualified compensation plans. The Company’s investments in trading securities are marked to market on a quarterly basis through current operations.

        FINOVA maintains no investments that are classified as held to maturity at December 31, 2000 and 1999.

Note F    Debt

        FINOVA’s internally generated funds, available credit lines and asset sales financed new business and liquidity during the twelve months ended December 31, 2000. During May and June 2000, FINOVA drew down $4.5 billion against domestic commercial paper back-up bank facilities and used the proceeds primarily for repayment of commercial paper, maturing debt and to fund general operations. Of this amount, $2.1 billion was due on or before May 15, 2001, although $500 million could have been extended had a default not existed at the time. The other $2.4 billion was scheduled to be repaid between 2002 to 2003. FINOVA also had $150 million (Canadian) scheduled to be due under a bank facility that matured in July 2001. Term debt maturities over the next twelve months by quarter included $242.0 million in the first quarter of 2001, $2.4 billion in the second quarter of 2001 (included $2.1 billion of bank facilities), $449.2 million in the third quarter of 2001 and $345.7 million in the fourth quarter of 2001. During 2000, FINOVA issued $225 million of new public notes and repaid $1.4 billion of long-term borrowings. FINOVA’s credit ratings were reduced several times during 2000.

        As noted in Notes A and N, FINOVA, FINOVA Capital and seven of their affiliates filed for protection of the courts under Chapter 11, Title 11, of the United States Code, (the “Reorganization Proceedings”) to enable them to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

        The following information pertains to commercial paper, bank and other short-term borrowings, issued by FINOVA Capital for the years ended December 31:

	Commercial Paper (1)(2)	Bank and Other Borrowings
2000
Maximum amount of borrowings outstanding at any month-end	$4,403,096	$2,201,090
Average borrowings outstanding during year	1,716,853	1,418,069
Weighted average interest rate on borrowings outstanding at year-end	None	8.6%
Weighted average interest rate on borrowings outstanding during year	6.0%	8.4%
1999
Maximum amount of borrowings outstanding at any month-end	$4,390,656	$ 70,630
Average borrowings outstanding during year	3,976,509	28,352
Weighted average interest rate on borrowings outstanding at year-end	6.1%	5.3%
Weighted average interest rate on borrowings outstanding during year	5.4%	5.2%
1998
Maximum amount of borrowings outstanding at any month-end	$3,898,243	$ 65,162
Average borrowings outstanding during year	3,524,162	31,159
Weighted average interest rate on borrowings outstanding at year-end	5.6%	5.5%
Weighted average interest rate on borrowings outstanding during year	5.7%	5.3%

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

THE FINOVA GROUP INC.

        Senior debt at December 31 was as follows:

	2000	1999
Commercial paper and bank loans, less unamortized discount, 5.7% to 5.8% (1)(2)	$ 4,690,990	$ 4,126,955
Medium term notes due to 2010, 5.7% to 10.2% (2)	2,128,772	2,353,091
Senior notes due to 2009, 5.9% to 16.0%, less unamortized discount (2)	4,172,112	4,919,218
Nonrecourse installment notes due to 2002, 10.6% (assets of $9,381 and $21,877 respectively, pledged as collateral) (2)	5,813	8,503

	$10,997,687	$11,407,767

(1)	Includes commercial paper back-up facilities.
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

        Total interest paid, including amounts allocated to discontinued operations, was $767.2 million, $521.9 million and $455.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Presently while FINOVA has filed for bankruptcy protection, no interest payments are being made.

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

        FINOVA has used derivative instruments to minimize its exposure to fluctuations in interest rates, reduce debt expense and lock funding costs over predetermined periods of time. FINOVA attempted to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA had diversified its borrowing sources (short and long-term debt with a fixed or a variable rate) and sought to maintain a portfolio that was match funded. FINOVA’s matched funding policy generally required that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities, measured as a percent of total assets, were not to vary by more than 3% for any extended period.
THE FINOVA GROUP INC.

        The notional amounts of derivatives did not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA’s exposure through its use of derivatives. The amounts exchanged were determined by reference to the notional amounts and the other terms of the derivatives.

        Under interest rate swap agreements, FINOVA agreed to exchange with the other party, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts did not change for the life of the contract. Basis swaps involve the exchange of floating-rate indices, such as the prime rate, the commercial paper composite rate and LIBOR and were used primarily to protect FINOVA’s margins on floating-rate transactions by locking in the spread between FINOVA’s lending and borrowing rates.

        FINOVA’s off-balance sheet derivative instruments involved credit and interest rate risks. Credit risk included the nonperformance by counterparties to the financial agreements. All financial agreements were executed with major financial institutions to mitigate the credit risk from transactions. There was no assurance that any such institution would perform under its agreement. FINOVA’s derivative policy stipulated that the maximum exposure to any one counterparty relative to the derivative products was limited on a net basis to 10% of FINOVA’s outstanding debt at the time of that transaction. Interest rate risks related to changes in interest rates and the impact on earnings.

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

        Subsequent to December 31, 2000, substantially all of FINOVA’s interest rate swaps were terminated, as a result of the Reorganization Proceedings. Therefore, FINOVA’s asset and liabilities are not match funded going forward. At termination, the interest rate swaps had an estimated value of approximately $70 million. Pursuant to the Company’s various agreements, the institutions exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amount due by the Company on the debt outstanding.

        The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31, 2000. The rates presented are as of December 31, 2000. To the extent that rates change, variable interest information will change:

	Outstanding at December 31	Maturities of Derivative Products
	2000	2001	2002	2003	2004	Thereafter
	(Dollars in millions)
Receive fixed-rate swaps:
Notional value	$1,625	$150	$300	$100	$475	$600
Weighted average receive rate	6.68%	6.66%	6.20%	6.54%	6.57%	6.82%
Weighted average pay rate	6.77%	6.71%	6.82%	6.68%	6.75%	7.02%
Pay fixed-rate swaps:
Notional value	$ 100	$100
Weighted average receive rate	6.70%	6.70%
Weighted average pay rate	6.62%	6.62%

TOTAL NOTIONAL VALUE	$1,725	$250	$300	$100	$475	$600

Total weighted average rates on Swaps:
Receive rate	6.68%	6.65%	6.20%	6.54%	6.57%	6.82%

Pay rate	6.77%	6.71%	6.82%	6.68%	6.75%	7.02%

THE FINOVA GROUP INC.

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

        FINOVA has also entered into a fixed-rate foreign currency-denominated borrowing (Japanese Yen (“JPY”) 5 billion) maturing in 2002. Two derivatives are associated with this borrowing, a receive fixed-rate swap (JPY 5 billion) versus three-month JPY LIBOR and a basis swap, converting JPY LIBOR to US Dollar (“USD”) LIBOR, both of which mature in 2002. The receive side of the basis swap has a notional amount of JPY 5 billion paying three-month JPY LIBOR and the pay side has a notional amount of USD 43.6 million paying three-month USD LIBOR. These derivatives are not reflected in the table above.

        Derivative product activity for the three years ended December 31, 2000 is as follows:

	Receive Fixed-Rate Swaps	Pay Fixed-Rate Swaps	Basis Swaps	Interest Rate Hedge Agreements	TOTAL
	(Dollars in millions)
Balance January 1, 1998	$1,402	$550	$628	$	$ 2,580
Expired	(325)	(200)	(628)		(1,153)
Additions		350		217	567

Balance December 31, 1998	1,077	700		217	1,994
Expired	(427)	(500)		(1,254)	(2,181)
Additions	1,275		75	1,168	2,518

Balance December 31, 1999	1,925	200	75	131	2,331
Expired	(300)	(100)	(75)	(131)	(606)
Additions

Balance December 31, 2000	$1,625	$100	$	$	$ 1,725

        The table above does not include the JPY 5 billion receive fixed-rate swap or a basis swap converting JPY LIBOR to USD LIBOR. The receive side of the basis swap has a notional of JPY 5 billion and the pay side has a notional of USD 43.6 million.

        In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivatives embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met.

        FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA’s consolidated results of operations and financial position.
THE FINOVA GROUP INC.

Note H    Company-Obligated Mandatory Redeemable Convertible Preferred Securities of Subsidiary Trust Solely Holding Convertible Debentures of Finova

        In December 1996, FINOVA Finance Trust, a subsidiary trust sponsored and wholly owned by FINOVA, issued (a) 2,300,000 shares of convertible trust originated preferred securities (the “Preferred Securities” or “TOPrS”) to the public for gross proceeds of $115 million (before transaction costs of $3.5 million) and (b) 71,135 shares of common securities to FINOVA. The gross proceeds from these transactions were invested by the trust in $118.6 million aggregate principal amount of 5  1 /2% convertible subordinated debentures due 2016 (the “Debentures”) newly issued by FINOVA. The Debentures represent all of the assets of the trust. The proceeds from the issuance of the Debentures were contributed by FINOVA to FINOVA Capital, which used the proceeds to repay commercial paper and other indebtedness.

        The Preferred Securities accrue and pay cash distributions quarterly when declared by FINOVA at a rate of 5 1 /2% per annum of the stated liquidation amount of $50 per preferred security. FINOVA has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities (the “Guarantee”). The Guarantee, when taken together with FINOVA’s obligations under the Debentures, the indenture under which the Debentures were issued and FINOVA’s obligations under the Amended and Restated Declaration of Trust governing the trust, provides a full and unconditional guarantee on a subordinated basis of amounts due on the Preferred Securities. FINOVA can defer making distributions on the Debentures for up to 20 consecutive quarters, and has done so after year-end as discussed below. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2016, or earlier to the extent of any redemption by FINOVA of any Debentures. The redemption price in either case will be $50 per share plus accrued and unpaid distributions to the date fixed for redemption.

        Prior to their maturity, the Preferred Securities are convertible into FINOVA’s common stock at the election of the holders of the Preferrred Securities individually. Each debenture is convertible into 1.2774 shares of FINOVA’s common stock (equivalent to a conversion price of $39.14 per share), subject to adjustment in specified circumstances. FINOVA can terminate the conversion rights noted above on 30 days notice on or after December 31, 2000 if it is current on its payments for the Debentures and the closing prices of its common stock trade at or above 120% of the conversion price of the Preferred Securities ($46.97, assuming no adjustments).

        Subsequent to year-end, FINOVA suspended payment on the Debentures, so dividends on the TOPrS are also suspended. FINOVA Finance Trust is one of the filing entities in the Reorganization Proceedings.

Note I    Shareowners’ Equity

        At December 31, 2000, 1999 and 1998, FINOVA had 64,849,000, 64,849,000 and 58,555,000 shares of common stock issued, with 61,295,000, 61,252,000 and 55,721,000 shares of common stock outstanding, respectively. Approximately 6,613,000, 5,926,000 and 6,917,000 common shares were reserved for issuance under the 1992 Stock Incentive Plan at December 31, 2000, 1999 and 1998, respectively.

        In addition to the convertible preferred securities issued by FINOVA Finance Trust in 1996, FINOVA has 20,000,000 shares of preferred stock authorized, none of which was issued at December 31, 2000. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series. In connection with FINOVA’s stock incentive plan, 250,000 shares of preferred stock are reserved for issuance of awards under that plan.

        Each outstanding share of FINOVA’s common stock has a tandem junior participating preferred stock purchase right (“Right”) attached to it. The Rights contain provisions to protect shareowners in the event of an unsolicited acquisition or attempted acquisition of 20% or more of FINOVA’s common stock that is not believed by the Board of Directors to be in the best interest of shareowners. The Board of Directors amended the Rights Agreement to provide that the transactions with Leucadia (subsequently terminated) and Berkadia will not trigger the rights. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. The Rights may be redeemable by FINOVA at $0.01 per right prior to the time any person or group has acquired 20% or more of FINOVA’s shares. FINOVA has reserved 600,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

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

        In 1999 the shareowners approved an amendment to FINOVA’s certificate of incorporation that increased the authorized common stock from 100 million to 400 million shares and the preferred stock from 5 million to 20 million shares.

Note J    Stock Options

        During 1992, the Board of Directors of FINOVA adopted The FINOVA Group Inc. 1992 Stock Incentive Plan for the grant of options, restricted stock and stock appreciation rights to officers, directors and employees. The Stock Incentive Plan provides for the following types of awards: (a) stock options (both incentive and non-qualified stock options), (b) stock appreciation rights and (c) restricted stock. The Stock Incentive Plan generally authorizes the issuance of awards for up to 2  1 /2% of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock are reserved for awards under the Stock Incentive Plan.

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
THE FINOVA GROUP INC.

        Information with respect to options granted and exercised under the Stock Incentive Plan for the three years ended December 31, 2000 is as follows:

	Shares	Average Option Price Per Share
Options outstanding at January 1, 1998	3,585,143	$24.45
Granted	1,197,032	58.22
Exercised	(626,853)	18.13
Canceled	(197,680)	42.00

Options outstanding at December 31, 1998	3,957,642	34.79
Granted	1,125,443	42.81
Exercised	(258,004)	21.35
Canceled	(248,335)	51.86

Options outstanding at December 31, 1999	4,576,746	36.56
Granted	149,941	21.69
Exercised	(117,098)	9.67
Canceled	(754,048)	43.32

Options outstanding at December 31, 2000	3,855,541	$35.50

        At December 31, 2000, stock options with respect to 3,855,541 common shares were outstanding at exercise prices ranging from $6.88 to $83.21 per share.

        The following table summarizes information about stock options outstanding under the Stock Incentive Plan at December 31, 2000:

Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price
$ 6.88-$18.44	876,305	3.59	$14.06	803,014	$14.16
18.50- 32.75	907,324	5.13	24.96	866,974	24.63
32.84- 42.75	1,008,527	7.89	40.99	541,264	40.99
43.50- 57.66	788,151	7.21	52.60	513,810	52.75
57.78- 83.21	275,234	6.10	69.42	146,938	64.41

$ 6.88-$83.21	3,855,541	6.00	$35.50	2,872,000	$31.85

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

        The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans because FINOVA grants options at or above market price on the date of grant. Vesting criteria for restricted stock was not met in 2000 and 1999. Therefore, no compensation expense was charged against income in 2000 and 1999. The compensation cost charged against income for performance-based plans in 1998 was $5.5 million. Had compensation cost for the Company’s stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair market value method, FINOVA’s net (loss) income would have been $(949.2) million, $212.9 million and $153.4 million for 2000, 1999 and 1998, respectively. Basic (loss) earnings per share would have been $(15.56), $3.56 and $2.74 and diluted (loss) earnings per share would have been $(15.56), $3.37 and $2.59 for 2000, 1999 and 1998, respectively.

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

        With the acquisition of Sirrom Capital Corporation in March 1999, the Board of Directors of FINOVA adopted Sirrom’s three existing stock option plans (the “Sirrom Plans”). Each option outstanding under the Sirrom Plans at the time of the acquisition was converted into an option exercisable for 0.1634 shares of FINOVA common stock. No new options are expected to be issued under these plans. Options from the Sirrom Plans were not included in the tables above. During the year ended December 31, 2000, 13,253 and 85,502 options with a weighted average price of $21.80 were exercised and cancelled, respectively.

        The following table summarizes information about stock options outstanding under the Sirrom Plans at December 31, 2000:
Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life	Number Exercisable at 12/31/00
$15.30	5,237	7.76	5,237
21.80	59,647	6.71	59,647
32.51	1,634	7.88	1,634

$15.30 – $32.51	66,518	6.82	66,518

THE FINOVA GROUP INC.

Note K    Income Taxes

        The consolidated (benefit) provision for income taxes consists of the following for the years ended December 31:

	2000	1999	1998
Current:
United States:
Federal	$ (19,696)	$ 7,493	$12,031
State	784	(612)	5,539
Foreign	11,043	4,637	1,870

	(7,869)	11,518	19,440

Deferred:
United States:
Federal	(189,635)	101,550	55,248
State	(14,237)	20,781	7,748
Foreign	(1,433)	4,467	7,950

	(205,305)	126,798	70,946

(Benefit) provision for income taxes	$(213,174)	$138,316	$90,386

        For continuing operations, net income taxes were paid in 2000 and were approximately zero; income taxes paid in 1999 and 1998 were approximately $6 million and $10 million, respectively.

        The federal statutory income tax rate applied to (loss) income before taxes is reconciled to the effective income tax rate as follows:

	2000	1999	1998
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
State income taxes	(2.7)	3.6	3.8
Foreign tax effects			0.1
Valuation allowance	7.5
Municipal and ESOP income	(0.6)	(1.3)	(1.6)
Non-deductible goodwill	2.3
Other	0.3	1.1	1.1

(Benefit) provision for income taxes	(28.2)%	38.4%	38.4%

THE FINOVA GROUP INC.

        The significant components of deferred tax liabilities and deferred tax assets at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Deferred tax liabilities:
Deferred income from leveraged leases	$558,400	$511,233
Deferred income from lease financing	146,645	135,889
Other comprehensive income	7,942	23,467
Deferred acquisition costs	15,099	19,963
Foreign taxes	14,495	8,458
Other	11,329	14,751

Gross deferred tax liability	753,910	713,761

Deferred tax assets:
Reserve for credit losses	263,107	84,596
Goodwill	55,381	(42,335)
Alternative minimum tax	55,516	66,259
Net operating loss carryforward	185,079	62,965
Basis difference in loans/investments	66,090	23,324
Accrued expenses	6,568	18,054
Discontinued operations	145,303	34,861
Other	25,445	26,519

Gross deferred tax asset	802,489	274,243
Valuation allowance	(97,781)

Net deferred tax asset	704,708	274,243

Net deferred tax liability	$ 49,202	$439,518

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

        The deferred tax benefit related to the Company’s net operating losses (“NOLs”) from continuing operations is $185 million. Subject to certain material limitations, NOLs are available as an offset against income earned in tax years following the creation of the NOLs. The federal net operating loss carryforwards expire beginning 2014 through 2020. The state net operating loss carryforwards expire beginning 2003 through 2020. The Company’s ability to preserve and utilize the benefits of the NOLs and other built-in losses depends among other things, on the potential for application of Section 382 of the Internal Revenue Code of 1986 (the “Tax Code”).

        Section 382 of the Tax Code generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the “change date”) with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation’s equity on the change date (with certain adjustments) and (ii) a long-term tax exempt bond rate of return published by the Internal Revenue Service. This limitation may be either increased or decreased, but not both, if a corporation has net unrealized built-in gains or losses at the change date and recognizes such built-in gains or losses within a specified timeframe after the change date.

        The Company believes that no “ownership change” has occurred to place a limitation on the use of the NOLs or other built-in losses. However, in the future, there can be no assurance that there will not be an “ownership change” which could place a limitation on the use of the NOLs or other built-in losses. If there is an “ownership change” in connection with the plan of reorganization for the Company to emerge from bankruptcy, several significant variables will impact the amount of any NOLs and other deferred tax assets which may be utilized in future periods. These variables include: the debt forgiveness rules of Section 108 of the Tax Code; the ability of a decision by the Company to elect the special rules under Section 382(I)(5) of the Tax Code for calculating Section 382 limitations applicable to a corporation under the jurisdiction of a court pursuant to Chapter 11 of the Bankruptcy Act; and, the application of similar rules in the many jurisdictions in which the Company is subject to taxation. These variables which cannot currently be determined or quantified could materially impact the availability of the Company’s prebankruptcy NOLs and other deferred tax assets.

Note L    Pension and Other Benefits

        The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. Post retirement health benefits are any benefits other than retirement benefits and are recorded at the time employees leave active service. The Company’s funding policy for the pension plan is to make the minimum annual contribution required by applicable regulations. Post retirement benefits are funded as benefits are paid.

Change in Benefit Obligations

	Pension benefits		Post retirement health benefits
	2000	1999	2000	1999
Benefit obligation at end of prior year	$44,770	$41,345	$ 5,352	$4,804
Service cost	3,535	3,485	341	459
Interest cost	3,273	2,758	210	293
Curtailment gain	(2,563)		(519)
Actuarial loss/(gain)	2,645	(1,364)	(1,744)	(192)
Benefits paid	(2,204)	(1,454)	(257)	(12)

End of year benefit obligation (1)	$49,456	$44,770	$ 3,383	$5,352

THE FINOVA GROUP INC.

Change in Qualified Plan Assets

	Pension benefits		Post retirement health benefits
	2000	1999	2000	1999
Fair value of plan assets at beginning of year	$34,225	$33,155	$	$
Actual return on plan assets	(3,577)	2,059
Employer contributions	1,012	465	257	12
Benefits paid	(2,203)	(1,454)	(257)	(12)

Fair value of plan assets (2)	$29,457	$34,225	$	$

(1)
End of year benefit obligation includes obligations of $16.909 million and $14.905 million at December 31, 2000 and 1999, respectively, representing obligations of an unfunded non-qualified Supplemental Retirement Plan (“SERP”) for certain highly compensated employees, which is not covered by the qualified plan assets presented above.

(2)	Plan assets include 90,348 shares of FINOVA stock which had a fair value at December 31, 2000 of approximately $90.348 thousand.

Funded Status of Plan

	Pension benefits		Post retirement health benefits
	2000	1999	2000	1999
Plan assets less than benefit obligation	$(19,999)	$(10,545)	$(3,383)	$(5,352)
Unrecognized net (gain) loss	9,248	492	(2,574)	(983)
Unrecognized prior service cost	783	537	647	986
Unrecognized net obligation (asset)	(20)	(82)	607	935

Net amount recognized	$ (9,988)	$ (9,598)	$(4,703)	$(4,414)

Weighted Average Assumptions Used

	Pension benefits			Post retirement health benefits
	2000	1999	1998	2000	1999	1998
Discount rate	7.25%	7.50%	7.00%	7.50%	7.50%	7.00%
Expected long term rate of return on plan assets	9.50%	9.50%	9.50%	n/a	n/a	n/a
Rate of increase in future compensation levels	3.75%	4.00%	3.50%	n/a	n/a	n/a
Current year’s rate	n/a	n/a	n/a	5.00%	5.00%	6.00%
Ultimate year’s rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Ultimate year	n/a	n/a	n/a	2000	2000	2000
THE FINOVA GROUP INC.

Components of Net Periodic Benefit Cost

	Pension benefits			Post retirement health benefits
	2000	1999	1998	2000	1999	1998
Service cost	$ 3,535	$ 3,485	$ 2,548	$341	$459	$324
Interest cost	3,273	2,758	2,369	210	293	280
Expected return on plan assets	(2,813)	(2,471)	(2,173)
Recognized net actuarial (gain) loss	279	283	168	(152)	(39)	(41)
Amortization of prior service cost	171	171	171	66	66	66
Amortization of transition obligation or (asset)	(62)	(62)	(62)	72	72	72

Net periodic benefit cost	4,383	4,164	3,021	537	851	701
SFAS 88 credits	(2,980)			10

Total benefit cost	$ 1,403	$ 4,164	$ 3,021	$547	$851	$701

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$ 14	$ (13)
Effect on post retirement benefit obligation	157	(149)
THE FINOVA GROUP INC.

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

	2000	1999	1998
Basic (Loss) Earnings Per Share Computation:
(Loss) income from continuing operations	$ (546,709)	$ 218,241	$ 142,661

Weighted average shares outstanding	61,272,000	60,173,000	56,232,000
Contingently issued shares	(278,000)	(293,000)	(286,000)

Adjusted weighted average shares	60,994,000	59,880,000	55,946,000

Basic (loss) income from continuing operations per share	$ (8.96)	$ 3.64	$ 2.55

Diluted (Loss) Earnings Per Share Computation:
(Loss) income from continuing operations	$ (546,709)	$ 218,241	$ 142,661
Preferred dividends, net of tax		3,782	3,782

(Loss) income from continuing operations before preferred dividends available to common shareowner	$ (546,709)	$ 222,023	$ 146,443

Weighted average shares outstanding	61,272,000	60,173,000	56,232,000
Contingently issued shares	(278,000)	(293,000)	(171,000)
Incremental shares from assumed conversions:
Stock options		1,482,000	1,706,000
Convertible preferred securities		2,938,000	2,938,000

Total potential dilutive common shares		4,420,000	4,644,000

Adjusted weighted average shares	60,994,000	64,300,000	60,705,000

Diluted (loss) income from continuing operations per share	$ (8.96)	$ 3.45	$ 2.41

Note N    Litigation and Claims

        FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters, for which nominal accruals have been made, could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

        Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA’s former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA Capital 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

        In an order by the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group, Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System (“LSERS”) as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The consolidated amended complaint generally alleges that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA’s stock price, among other reasons. Among other things, the complaint seeks unspecified damages for losses incurred by shareowners, plus interest, and other relief, and rescission with regard to the notes purchased.

        Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company’s acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints allege that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest, and other relief.

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

        There have also been two shareowners’ derivative lawsuits filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions seek unspecified money damages and other relief. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA’s loss reserves. In both of these actions, the plaintiffs have agreed to a stay of all proceedings pending the final determination of the motion to dismiss in the consolidated securities litigation.

        Finally, another shareowner’s derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA stock as a result of the acquisition. The plaintiffs have agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

        FINOVA believes the claims in all of these securities and derivative cases are without merit. FINOVA and the other defendants intend to vigorously defend against these claims.

        On March 6, 2001, one of FINOVA Capital’s subsidiaries, FINOVA (Canada) Capital Corporation, had an involuntary Petition for Receiving Order filed against it in the Ontario, Canada, Superior Court of Justice in Bankruptcy. The action was filed by the Bank of Nova Scotia, as agent for the lenders on a $150 million (Canadian) bank facility. That same day, the courts in Canada issued a temporary injunction prohibiting transfers of assets out of the Canadian subsidiary to its other affiliates. FINOVA has not received service of process in those proceedings, but has agreed to refrain from transferring assets to its affiliates without court order.

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

        The carrying amounts and estimated fair values of FINOVA’s financial instruments are as follows for the years ended December 31:

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Balance Sheet—Financial Instruments:
Assets:
Loans and other financing contracts	$ 6,891,878	$6,771,318	$ 8,027,207	$7,890,021
Liabilities:
Senior debt	10,997,687	N/A	11,407,767	N/A
Convertible preferred securities	111,550	20,700	111,550	115,000
Off-Balance Sheet—Financial Instruments assets (liabilities):
Interest rate swaps		47,472		(18,306)
Interest rate hedge agreements				2,681

THE FINOVA GROUP INC.

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
THE FINOVA GROUP INC.

Note P    Operating Expenses

        The following represents a summary of the major components of operating expenses for the three years ended December 31:

	2000	%	1999	%	1998	%
Salaries and employee benefits	$112,519	54.6%	$112,388	66.6%	96,082	65.3%
Professional services	32,048	15.5%	7,646	4.5%	6,275	4.3%
Other operating expenses	22,159	10.8%	24,206	14.3%	21,896	14.9%
Goodwill amortization (1)	16,300	7.9%	16,062	9.5%	11,101	7.5%
Occupancy expenses	12,374	6.0%	8,986	5.3%	8,335	5.7%
Problem account costs	11,865	5.8%	8,317	4.9%	7,466	5.1%
Travel and entertainment	10,837	5.3%	13,372	7.9%	10,953	7.4%
Depreciation/leasehold amortization	7,425	3.6%	5,957	3.5%	4,760	3.2%
Deferred acquisition costs	(19,415)	(9.5%)	(28,237)	(16.5%)	(19,740)	(13.4%)

Total operating expenses	$206,112	100.0%	$168,697	100.0%	$147,128	100.0%

(1)	Excludes the write-down of impaired goodwill of $193.3 million in 2000.

Note Q    Other Comprehensive Income

        Accumulated other comprehensive income activity for the three years ended December 31, 2000 was as follows:

	Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 1998	$ (10)	$	$ (10)
Change during 1998	(208)	904	696

Balance, December 31, 1998	(218)	904	686
Change during 1999	(3,928)	37,054	33,126

Balance, December 31, 1999	(4,146)	37,958	33,812
Change during 2000	4,051	(22,709)	(18,658)

Balance, December 31, 2000	$ (95)	$ 15,249	$ 15,154

        For 2000 and 1999, the changes in foreign currency translation were net of income tax benefits of $0.1 million and $2.1 million, respectively. Net unrealized holding gains were net of income tax expenses of $8.1 million in 2000 and $25.6 million in 1999.

Note R    Segment Reporting

Management’s policy for identifying reportable segments

        FINOVA’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels.

Types of products and services

        FINOVA’s business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management relies principally on total net revenue, (loss) income before income taxes, preferred dividends and allocations, and managed assets in evaluating the business reportable segment.

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

        Commercial Finance currently includes only the Rediscount Finance business unit, which provides financing through revolving credit facilities to finance companies. This segment previously included traditional asset-based businesses that provided financing through revolving credit facilities and term loans secured by assets such as receivables and inventory, as well as providing factoring and management services. In the third quarter of 2000, FINOVA announced that the Corporate Finance/Business Credit/Growth Finance and Distribution & Channel Finance business units would be discontinued. The Company also completed the sale of its Commercial Services business line in the third quarter. For further discussion on activity previously reported within the Commercial Finance segment, see “Discontinued Operations.”

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

Reconciliation of segment information to consolidated amounts

        Management evaluates the business performance of each group based on total net revenue, income before allocations and managed assets. Total net revenue is operating margin plus (losses) gains on investments and disposal of assets. Income before allocations is income before income taxes and preferred dividends, excluding allocation of corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets includes each segment’s investment in financing transactions plus securitizations and participations sold.
THE FINOVA GROUP INC.

        Information for FINOVA’s reportable segments reconciles to FINOVA’s consolidated totals as follows:

	2000	1999	1998
Total net revenue:
Specialty Finance	$ 187,297	$ 384,789	$344,541
Commercial Finance	59,889	51,708	38,954
Capital Markets	56,443	101,414	24,170
Corporate and other	(17,317)	13,515	24,762

Consolidated total	$ 286,312	$ 551,426	$432,427

(Loss) income before income taxes, preferred dividends and allocations:
Specialty Finance	$ (9,577)	$ 307,377	$273,674
Commercial Finance	30,890	38,244	28,450
Capital Markets	(139,308)	31,235	(2,775)
Corporate and other, overhead and unallocated provision for credit losses	(638,105)	(16,517)	(62,520)

(Loss) income from continuing operations before income taxes and preferred dividends	$ (756,100)	$ 360,339	$236,829

Managed assets:
Specialty Finance	$ 8,475,515	$ 8,251,642
Commercial Finance	1,218,463	1,076,617
Capital Markets	800,331	1,051,367
Corporate and other	43,566	63,510

Consolidated total	$10,537,875	$10,443,136
Less securitizations	(357,471)	(121,322)

Investment in financing transactions	$10,180,404	$10,321,814

Geographic information

        FINOVA attributes managed assets to geographic areas based on the location of the asset. Managed assets at December 31, 2000 and 1999 by geographic area were as follows:

	2000	%	1999	%
United States	$ 9,224,439	87.5%	$ 9,165,796	87.8%
Europe	728,604	6.9%	806,678	7.7%
Other foreign	584,832	5.6%	470,662	4.5%

	$10,537,875	100.0%	$10,443,136	100.0%

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
THE FINOVA GROUP INC.

        In December 1999, FINOVA acquired Fremont Financial Corporation (“Fremont”), the commercial lending subsidiary of Fremont General Corporation, headquartered in Santa Monica, California. Fremont, which provides secured working capital and term loans averaging $2 million to $4 million to mid-size businesses throughout the U.S., was added to FINOVA’s Commercial Finance Group. The purchase price was approximately $131 million, paid in cash. Total assets acquired were $723 million, including $23 million in goodwill and assumed liabilities of $592 million. Managed assets purchased were $662 million. Goodwill was being amortized over 20 years; however, the balance was written off when it was classified as a discontinued operation.

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

Note T    Discontinued Operations

        During the third quarter of 2000, FINOVA’s Board of Directors approved a plan to discontinue and offer for sale its Corporate Finance, Distribution & Channel Finance and Commercial Services lines of business. As a result, the Company has reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

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
THE FINOVA GROUP INC.

        The Corporate Finance division includes the Corporate Finance, Business Credit and Growth Finance lines of business. Corporate Finance provided cash flow-oriented, asset based term and revolving loan products. Business Credit offered collateral-oriented revolving credit facilities and term loans, while Growth Finance provided collateral-based working capital financing primarily secured by accounts receivable. The Company’s formal plan, which is estimated to take approximately one year to complete, includes finding a buyer, or if a buyer is not located a substantial liquidation of the assets is estimated to be accomplished within the year. At December 31, 2000, the Company had net Corporate Finance assets in discontinued operations of $1.0 billion and had recorded after-tax losses in 2000 of $21.4 million from Corporate Finance, as part of discontinued operations. The Corporate Finance division is estimated to operate near breakeven during the next nine to twelve months. FINOVA sold approximately $309 million of Corporate Finance assets to an independent third party on February 1, 2001. These assets were adjusted to net realizable value as of December 31, 2000.

        Distribution & Channel Finance provided inbound and outbound inventory financing. The Company’s formal plan of disposal, which is estimated to take up to one year to complete, included finding a buyer, or if a buyer was not located a liquidation of the assets. On December 29, 2000, FINOVA sold $46.4 million of Distribution & Channel Finance receivables at par to an independent third party which resulted in remaining net assets in discontinued operations of $132.1 million as of December 31, 2000. For the year ended December 31, 2000, FINOVA had recorded after-tax losses of $21.0 million from Distribution & Channel Finance, as part of discontinued operations. The Company has assumed Distribution & Channel Finance will operate near breakeven during the next six to nine months.

        At December 31, 2000, FINOVA had total net assets of discontinued operations of $1.16 billion, which includes the following:

	Corporate Finance	Distribution & Channel Finance	Commercial Services	TOTAL
Investment in financing transactions	$1,042,489	$168,494	$16,496	$1,227,479
Investments	7,282			7,282
Accounts payable and accrued expenses (1)	(29,852)	(4,517)	(5,407)	(39,776)
Due to clients (2)	(898)	(31,864)		(32,762)

Net assets of discontinued operations	$1,019,021	$132,113	$11,089	$1,162,223

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

(2)	Due to clients represents the amount due to third party vendors on behalf of our customers.
THE FINOVA GROUP INC.

        Loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2000 includes the following:

	Corporate Finance	Distribution & Channel Finance	Commercial Services	TOTAL
Income from financing transactions	$200,520	$ 14,394	$ 17,034	$231,948
Interest expense (1)	(137,417)	(25,053)	(13,184)	(175,654)
Volume based fees	538	27,494	7,839	35,871
Losses on disposal (2)	(11,441)		(15,723)	(27,164)
Net write-offs (2)	(25,665)	(33,551)	(2,120)	(61,336)
Operating expenses	(50,925)	(13,642)	(12,692)	(77,259)

Loss from operations	(24,390)	(30,358)	(18,846)	(73,594)
Income tax benefit	2,981	9,402	5,814	18,197

Discontinued operations, net of tax	$(21,409)	$(20,956)	$(13,032)	$(55,397)

(1)	Interest expense was allocated to discontinued operations based on the debt identified to the discontinued business and the Company’s applicable cost of funds.
(2)	These charges to discontinued operations occurred prior to the measurement date.

        The net loss on disposal of assets for the year ended December 31, 2000 is comprised of the following adjustments from September 30, 2000:

	Corporate Finance	Distribution & Channel Finance	Commercial Services	TOTAL
As of September 30, 2000 on a pre-tax basis:
Net realizable value mark-downs	$(215,760)	$(17,000)	$	$(232,760)
Goodwill written off	(54,729)	(24,940)	(27,669)	(107,338)
Proceeds in excess of assets sold			29,172	29,172
Accrued expenses	(28,922)	(5,198)	(10,377)	(44,497)
Income tax benefit	118,417	18,643	3,510	140,570

Net loss on disposal of operations as of September 30, 2000	(180,994)	(28,495)	(5,364)	(214,853)
Additional net realizable value mark-downs	(112,543)	(893)	(1,315)	(114,751)
Additional accrued expenses	(13,385)	(4,815)		(18,200)
Income tax benefit (expense)	12,800	(2,337)	(370)	10,093

Net loss on disposal of operations as of December 31, 2000	$(294,122)	$(36,540)	$ (7,049)	$(337,711)

        The additional losses in the fourth quarter of 2000 were primarily attributable to a further deterioration in the portfolios caused in part by the weakening economy.

        The income tax benefit on discontinued operations has been computed using the effective tax rate at September 30, 2000 and December 31, 2000, which is, in part, based on the Company’s ability to utilize the deferred tax assets. See Note K for further explanation.
THE FINOVA GROUP INC.

Note U    Operating Leases

        The Company leases various office properties under operating leases expiring through 2014.

        Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are:

2001	$ 15,499
2002	13,840
2003	12,945
2004	11,591
2005	8,661
Thereafter	46,157

Total minimum future rental payments	$108,693

        Total minimum future rental payments have not been reduced by $9,653 of sublease rentals to be received in the future under non-cancelable subleases.

        Rent expenses, net of sublease rentals of $1.8 million, $2.4 million and $1.9 million was $12.4 million, $9.0 million and $8.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA
CONDENSED QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands, except per share data)

        The following represents the condensed quarterly results for the three years ended December 31, 2000, 1999 and 1998:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income earned from financing transactions:
2000	$293,378	$288,777	$292,941	$273,227
1999	222,560	241,950	262,470	279,298
1998	187,419	201,656	205,846	228,370

Interest expense:
2000	141,813	151,043	161,565	174,418
1999	103,384	109,558	117,738	134,576
1998	84,918	88,778	95,248	104,637

Gains (losses) on investments and disposal of assets:
2000	21,031	13,462	(90,042)	(113,040)
1999	12,370	18,627	14,880	22,009
1998	1,526	7,432	6,471	12,483

Non-interest expenses:
2000	93,562	62,382	156,677	795,710
1999	55,847	57,727	73,099	72,249
1998	55,175	64,918	64,415	81,044

Income (loss) from continuing operations:
2000	47,581	55,677	(71,011)	(578,956)
1999	46,748	57,925	54,892	58,676
1998	34,632	36,525	35,014	36,490

Net income (loss):
2000	10,412	42,933	(274,061)	(719,101)
1999	50,057	53,663	54,905	56,619
1998	39,741	40,535	41,838	38,227

Basic income (loss) from continuing operations per share:
2000	0.78	0.91	(1.16)	(9.49)
1999	0.83	0.94	0.90	0.96
1998	0.62	0.65	0.62	0.66

Diluted income (loss) from continuing operations per share (1):
2000	0.77	0.89	(1.16)	(9.49)
1999	0.78	0.89	0.86	0.92
1998	0.58	0.61	0.59	0.63

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

AVERAGE BALANCES/OPERATING MARGIN/AVERAGE ANNUAL RATES (UNAUDITED) (1)
(Dollars in thousands)

        The following represents the breakdown of FINOVA’s average balance sheet, operating margin and average annual rates for the years ended December 31, 2000 and 1999:

	2000				1999
	Average Balance	Interest & Volume-Based Fees	Average Rate		Average Balance	Interest & Volume-Based Fees	Average Rate
ASSETS
Cash and cash equivalents	$ 410,573	$			$ 70,247	$
Investment in financing transactions	10,372,539	1,083,740 (2)	11.3	%(3)	9,212,153	948,795 (2)	10.9	%(3)
Less reserve for credit losses	(230,824)				(162,358)

Net investment in financing transactions	10,141,715				9,049,795
Investments	417,635				293,415
Goodwill and other assets	541,238				419,788
Net assets of discontinued operations	2,246,337				2,008,469

	$13,757,498				$11,841,714

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Other liabilities	$ 258,844	$			$ 222,151	$
Senior debt	11,466,141	628,839	5.5%		9,646,010	465,256	4.8%
Deferred income taxes, net	379,627				370,201

	12,104,612				10,238,362
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of FINOVA	111,550				111,550
Shareowners’ equity	1,541,336				1,491,802

	$13,757,498				$11,841,714

Interest income and volume based fees/average earning assets (3)		$1,083,740	11.3%			$ 948,795	10.9%
Less: interest expense/average earning assets (3) (4)		(628,839)	6.6%			(465,256)	5.3%

Operating margin (4)		$ 454,901	4.7%			$ 483,539	5.6%

(1)	Averages are calculated based on monthly balances.
(2)	For the years ended December 31, 2000 and 1999 interest income is shown net of operating lease depreciation.
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

EXHIBIT 12

COMPUTATION OF RATIO OF (LOSSES) INCOME TO FIXED CHARGES
AND PREFERRED STOCK DIVIDENDS
(Dollars in thousands)

	Year Ended December 31,
	2000	1999	1998	1997	1996
(Loss) income before from continuing operations before income taxes and preferred dividends	$(756,100)	$360,339	$236,829	$211,068	$161,024
Add fixed charges:
Interest expense	628,839	465,256	373,581	325,467	286,486
One-third of rent expense	4,125	2,995	2,778	2,059	1,842

Total fixed charges	632,964	468,251	376,359	327,526	288,328

Net (loss) income as adjusted	$(123,136)	$828,590	$613,188	$538,594	$449,352

Ratio of (loss) income to fixed charges	(0.19)	1.77	1.63	1.64	1.56

Preferred stock dividends on a pre-tax basis	$ 6,325	$ 6,325	$ 6,325	$ 6,676	$
Total fixed charges and preferred stock dividends	$ 639,289	$474,576	$382,684	$334,202	$288,328

Ratio of (loss) income to fixed charges and preferred stock dividends	(0.19)	1.75	1.60	1.61	1.56

ANNEX B

INFORMATION ON DIRECTORS

AND EXECUTIVE OFFICERS

(1)
The Human Resources Committee report will not be incorporated by reference into any present or future filings we make with the SEC, even if those reports incorporate all or any part of this Annex or the Report on SEC Form 10-K.

THE BOARD OF DIRECTORS

Board
Structure:
Terms Expire
at the 2001
Annual Meeting:
Terms Expire
at the 2002
Annual Meeting:

The Board currently has seven members. The directors are divided into three classes. At each annual meeting, the term of one class expires. Directors in each class serve for three year terms.

James L. Johnson

Chairman Emeritus of GTE Corporation (a diversified telecommunications company) since 1993. Before that he was its Chairman and Chief Executive Officer. Director of The MONY Group Inc. (formerly Mutual Life Insurance Company of New York), Harte/Hanks Communications Co., Inc., Cell Star Corporation, Valero Energy Corporation and Walter Industries, Inc. Board member since 1992. Age 73.

John W. Teets

Chairman and Chief Executive Officer of J.W. Teets Enterprises, L.L.C. since 1997. Before that he was the Chairman and Chief Executive Officer or similar positions of Viad Corp, formerly The Dial Corp, for more than 5 years. Board member since 1992 and Chairman from 2000 until March 2001. Age 67.

Constance R. Curran

President of Cardinal Health Consulting Services since 2000. Previously was President and Chief Executive Officer of CurranCARE, Inc. (a nationwide healthcare management company) since 1995. Vice Chairman and National Director of APM, Patient Care Services from 1990-1995. Formerly Vice President of the American Hospital Association and Dean, the Medical College of Wisconsin. Editor of Nursing Economic$ since 1990. Board member since 1998. Age 53.

G. Robert Durham

Chairman of FINOVA since March 2001. Retired Chairman and Chief Executive Officer of Walter Industries, Inc. (a homebuilding and financing, building materials, natural resources and industrial manufacturing company) since 1996. He served as Chairman and Chief Executive Officer from 1991 to 1996. Former Chairman, President and Chief Executive Officer of Phelps Dodge Corporation (a mining company). Director of The MONY Group Inc. (formerly Mutual Life Insurance Company of New York), Amphenol Corp. and Earle M. Jorgensen Co. Board member since 1992. Age 72.

THE BOARD OF DIRECTORS (Continued)
Terms Expire
at the 2003
Annual Meeting:
Kenneth R. Smith

Eller Distinguished Service Professor of Economics since 1980, Dean of the Karl Eller Graduate School of Management and the Eller College of Business and Public Administration from 1980 to 1995, and Vice Provost from 1992 to 1995 of The University of Arizona. Chairman since 1996 and a director since 1990 of Apache Nitrogen Products, Inc. Chairman of GroupSystems.com, Inc. Former director of Southwest Gas Corporation. Board member since 1992. Age 58.

Robert H. Clark, Jr.

Chairman since 1999, Chief Executive Officer since 1993, President since 1983 and a director since 1968 of Case, Pomeroy & Company, Inc. (real estate, oil and gas and investment activities). Also a director of Homestake Mining Company. Board member since 1997. Age 60.

Shoshana B. Tancer

Professor Emeritus of International Studies since 2001 and a Professor for more than five years and Director of the North American Free Trade Agreement Center since 1993 of Thunderbird, The American Graduate School of International Management. Also, principal of Tancer Law Firm, PLC since 2000. Formerly of-counsel to the law firm of Ryley, Carlock & Applewhite, P.A. since 1999. Previously of-counsel to O’Connor, Cavanagh, Anderson, Killingsworth & Beshears for more than five years. Former director of Mountain Bell (the predecessor of U.S. West, Inc.) and three subsidiaries of Merabank, a Federal Savings Bank. Board member since 1994. Age 65.

BOARD INFORMATION
Board Meetings:
Board Committees:
In 2000, in light of its consideration of FINOVA’s strategic alternatives, the Board held a total of 36 Board and 11 committee meetings, plus a number of meetings of the Special Committee. Each director attended at least 75% of his or her Board and committee meetings. In October 2000, the Board voluntarily suspended meeting fees for meetings conducted primarily by telephone for the rest of that year. As a result, directors were not compensated for attendance at 3 Board and 2 Audit Committee meetings.

The Executive Committee exercises all the powers of the Board when the Board is not in session, except as limited by law. The Executive Committee held no meetings but reviewed a number of transactions by unanimous written action without a meeting last year. Members: Messrs. Durham, Johnson and Smith and Ms. Tancer.

The Audit Committee recommends appointment of the Company’s independent auditors. It also approves audit reports and plans, accounting policies, financial statements, internal audit reports, internal controls, Ethics Committee actions, audit fees and certain other expenses. It supervises our corporate compliance program and the Ethics Committee. The Audit Committee held 5 meetings in 2000. All members are non-employee directors. Members: Mr. Clark, Chairman, Ms. Curran, Mr. Johnson, Ms. Tancer and Mr. Teets.

The Human Resources Committee exercises all the powers of the Board in authorizing and approving executive succession plans and compensation of and agreements with executives and employees. As part of those duties, the Committee administers all compensation, incentive and severance plans of FINOVA and its subsidiaries, including the 1992 Stock Incentive Plan, along with awards under those plans. The committee delegated to the Chief Executive Officer the authority to set compensation for non-executive officers, subject to the committee’s supervision. The committee evaluates the competitiveness of FINOVA’s compensation and the performance of the Chief Executive Officer. It held 6 meetings in 2000. All members of the committee are non-employee directors. Members: Mr. Smith, Chairman, Ms. Curran and Messrs. Clark, Durham and Teets.

The Special Committee was appointed in November 2000 to assist the Board in supervising the review of strategic alternatives, including the monitoring of negotiations relating to possible equity investments in FINOVA or other restructuring transactions. Members: Mr. Durham and Mr. Smith.

The Board does not have a nominating committee. The entire Board performs those duties.
BOARD COMPENSATION
Retainer and Fees:

Directors may elect to receive their retainer in cash, shares or options.

Option Grants:
Deferred Compensation and Option Plans:
Non-employee directors receive a $30,000 annual retainer. To encourage directors to own our shares, they may elect to receive their retainers in cash, restricted stock or stock options The director generally cannot sell or transfer the restricted stock and the options do not vest (become exercisable) until the day before the next annual meeting of shareowners. If the director stops being a Board member before that date, the director forfeits the shares or options, with certain exceptions. Special Committee members are paid an additional retainer of $10,000 per month of service.

Directors also receive $1,500 for each Board, committee or other meeting attended. Board members receive $100 for each matter considered without a meeting. We reimburse directors for any expenses related to their Board service and have provided at company expense transportation and lodging benefits through company facilities on an occasional basis to directors and their families.

Under the terms of the 1992 Stock Incentive Plan, non-employee directors automatically receive options to purchase 4,000 shares when they become directors and another 3,000 each year of their term. The exercise price of the options is the fair market value of our shares on the grant date.

Non-employee directors may defer all or part of their retainer and fees under the Directors’ Deferred Compensation Plan. Deferred amounts earn interest at an industrial bond rate in effect each quarter. The director may generally determine when the funds are to be paid. There were no participants in this plan as of the end of 2000.

Directors also may defer receipt of their cash compensation from FINOVA through our Bonus KEYSOP Program. Officers who are eligible to receive FINOVA restricted stock also may participate in that program. Under the KEYSOP program, participants receive options in lieu of their cash income. The options are exercisable anytime between 6 months and 20 years after the grant date, with certain exceptions, such as termination of employment.

The KEYSOP program deposits the compensation that would have been paid into a trust. The trust invests the compensation until the participant elects to exercise the options. The KEYSOP accounts are invested in up to nine designated mutual funds, and are adjusted for any income or loss on those investments. Dividends in the KEYSOP are reinvested in the funds selected by the participant.

To exercise a KEYSOP option, the participant must pay 25% of the option’s fair market value on the option grant date or the exercise date, whichever is greater. We grant KEYSOP options for more than the deferred compensation to cover the initial exercise price, so that the participants are not unduly disadvantaged by participating in that program. This mark-up in KEYSOP option grants results in no greater compensation to the participant than would have occurred had he or she not elected to participate in the program. However, participants could receive less compensation if the accounts lose value, since the exercise price is always no less than 25% of the fair market value on the grant date. When the KEYSOP options are exercised, the participant receives the securities relating to his or her account. There were no participants in this plan as of the end of 2000.

Non-employee directors participate in the Directors’ Retirement Benefit Plan. If a director is at least 62 on his or her retirement date and has at least five years of service on the Board, we will pay the director an annual pension equal to the retainer in effect on the retirement date. That pension will continue during the life of the director for up to the number of years the director served on the Board.

As part of our overall support for charities, and to help attract directors with outstanding experience and ability, the Board implemented the Directors’ Charitable Awards Program. It enables each director to contribute $100,000 per year for ten years following his or her death to a charity or foundation selected by the director. To fund the program, we purchase, at minimal cost, life insurance on each eligible director, payable to FINOVA as beneficiary. Future directors elected to the Board are not eligible to participate in the program unless the Board otherwise determines.
HUMAN RESOURCES COMMITTEE REPORT
ON EXECUTIVE COMPENSATION
The Committee:
The Year 2000:
Retention Plans:
General Retention Plan:
The Human Resources Committee is comprised only of independent directors as defined by the SEC and IRS. The committee exercises the Board’s powers in compensating executive officers of FINOVA and its subsidiaries. We also administer FINOVA’s incentive plans, including the 1992 Stock Incentive Plan. We make every effort to assure our compensation program is consistent with FINOVA’s values and furthers its business strategy.

The year 2000 brought the early retirement of our former Chairman, President and Chief Executive Officer at the end of the first quarter. At the same time, but in an unrelated circumstance, FINOVA announced a $70 million charge to increase loss reserves following the write-off of a loan. We then were unable to renew in full our bank facilities that provided a back up to our commercial paper program, which resulted in credit rating agency downgrades. In May 2000, we engaged financial advisors to assist us in exploring strategic alternatives, including a sale of FINOVA. In light of this situation, the committee and the Board focused on implementing retention and incentive plans for the entire workforce, including our senior management.

Due to the impact on FINOVA following those events, the Committee did not grant stock option and restricted stock awards to employees (except for standard initial grants to newly hired and promoted employees). Neither did it implement any new long-term incentive plans other than the retention plans discussed below. Executive officers did not receive salary merit adjustments in 2000. Furthermore, because substantial portions of compensation have been performance-based, including bonus, stock and option awards, compensation paid to the senior executives in 2000 was substantially below that of previous years.

To help retain our workforce while FINOVA explored its strategic alternatives, the Board adopted retention plans during the year. One of FINOVA’s core strengths has been the quality of its workforce. As a result, the Board deemed it critical to implement retention plans designed to help preserve FINOVA’s franchise value.

All permanent employees, other than the executive officers, participate in the general employee retention plan. That plan originally provided for payment of one-third of a bonus to the participant upon a change-of-control, as defined in that plan, and the remainder six months after that event, provided the employee continued to remain an active employee in good standing. When a change-of-control did not occur by August, the Board amended the plan to commence monthly payouts of 10% of the retention bonus, with the last 40% to be paid in April 2001, assuming no change-in-control. The Board terminated the 2000 Management Incentive Plan for general retention plan participants. The Company adopted new retention plans for the remainder of 2001, which must be approved by the Bankruptcy Court.
HUMAN RESOURCES COMMITTEE REPORT
ON EXECUTIVE COMPENSATION (Continued)
Executive Officer Retention Plan:
Succession Planning:
Executive
Compensation
Generally:
Total
Compensation:
Base Salary:
We did not adjust salaries for our executives in 2000.
Annual Incentives:
For the same reasons noted above, and in consultation with outside consultants, in May 2000 the Board implemented a retention plan for the executive officers. Under that plan, the executive officers were to be paid specified amounts ranging from $3 million, for the Chief Executive Officer, to $1 or $2 million for the other participants. The retention amounts were to be paid two years from the grant date (May 2002), six months after a change-in-control, as defined, or upon involuntary termination other than for cause, whichever occurred first. No portions of those retention amounts were paid to participants in 2000. Due to FINOVA’s filing for protection from creditors in March 2001 under Chapter 11, Title 11 of the United States Code, the Board and the participants in that retention plan agreed to terminate those plans in exchange for reduced levels of severance or continuing compensation, as applicable. Six of the twelve participants in that plan terminated employment at that time, including Mr. Breyne.

Each year, the Committee has undertaken succession planning for key positions, to help assure continuity for FINOVA. In March 2000, the Board elected Mr. Breyne as President and Chief Executive Officer and a director of FINOVA. He also became Chairman and Chief Executive Officer in addition to being President of FINOVA Capital. The Committee approved an employment agreement for Mr. Breyne after receiving advice from its compensation consultants, Hewitt Associates. In March 2001, Mr. Breyne was succeeded by our General Counsel and Secretary, William J. Hallinan, who assumed the additional duties as President and Chief Executive Officer.

We review executives’ pay each year. Compensation depends on many factors, including individual performance and responsibilities, future challenges and objectives and how the executive might contribute to our future success. We also look at FINOVA’s financial performance and the compensation levels at comparable companies.

In past years, we targeted total compensation levels for the executives to fall between the average and the top 25% levels of the other similar companies, adjusted in light of FINOVA’s and the executive’s performance. Our primary objective has been to place more compensation at risk in the form of short-term and long-term compensation than our competitors, on average. In 2000, we focused instead on retention issues.

We did not adjust salaries in 2000 from the prior year’s levels for the executive officers.
Our annual cash bonus plans, the Management Incentive Plans (“MIPs”), reward key employees for meeting challenging annual goals. We establish MIP target awards for each participant as a percentage of salary, generally
HUMAN RESOURCES COMMITTEE REPORT
ON EXECUTIVE COMPENSATION (Continued)
No MIP bonuses were paid in 2000.
Long-Term Incentives:

We grant options only at or above the market price of our shares on the grant date.
Executives did not receive option awards in 2000, with one minor exception.
No employees received restricted stock grants in 2000.
40-55% for the executives whose names appear in the Summary Compensation Table included in this Annex B. We can adjust those awards based on individual and corporate performance, resulting in an award of between 0-200% of the target. Because the performance goals were not met, no MIP awards were made based on performance in 2000. We retained, but did not exercise, our discretion to make awards regardless of performance.

For employees of the parent company, FINOVA, the 2000 performance goals and their relative importance for plan purposes were earnings per share (30%), net income from continuing operations (30%), return on average equity (30%) and relative shareowner performance (10%). In 2000, FINOVA’s overall performance fell below the minimum performance targets for each of the criteria.

Annual bonuses for most of our employees were to have been based on FINOVA Capital’s performance. Those goals for 2000 were net income from continuing operations (40%), return on average equity (40%) and average managed assets (20%). FINOVA Capital’s performance fell below the minimum permitted levels for each of the categories.

We have provided long-term incentives through stock options, performance-based restricted stock and the Performance Share Incentive Plans, discussed below. These plans help focus top management on specific long-term goals and link their incentives to increases in our share price.

Options give executives an opportunity to buy our shares. We grant options under the 1992 Stock Incentive Plan only at or above the market price on the grant date. As a result, the options have value only to the extent the share price increases. The options to employees exempt from the overtime pay laws generally vest over at least three years from the grant date. We make every effort to balance the dilution to shareowners with the motivation for the employees. With the exception of one 500 share option grant to one executive to reward 1999 performance, we did not award stock options to executives in 2000.

Although we could grant restricted stock to executives that, for example, might vest with the mere passage of time or continued employment, we have chosen instead since mid-1992 to grant only performance-based restricted shares that have more stringent performance goals. Those goals require that FINOVA perform at least as well as the market (as measured by the S&P 500 or S&P Financial indices) before that year’s portion of the award vests. Because those grants vest over five years, the awards help retain and motivate executives during that period and so long as they hold those shares afterwards. While we have discretion to waive performance requirements, we did not do so in 2000.

HUMAN RESOURCES COMMITTEE REPORT
ON EXECUTIVE COMPENSATION (Continued)
No PSIP awards were paid in 2000.

We did not create a 2001-2003 PSIP.
Tax Code Concerns:
As you know, FINOVA’s stock performance in 2000 was abysmal. As a result, the performance-based restricted stock scheduled to vest on January 1, 2001 was forfeited by each of the officers holding that stock, except as noted below. For performance-based restricted stock awards granted in 1998 and later, performance below the minimum thresholds in one year can be offset by performance above the maximum levels in the next vesting year. Thus, those portions of the awards granted in 1998 that were scheduled to vest on January 1, 2001 were not forfeited, and vesting will depend on FINOVA’s relative share performance this year.

The Performance Share Incentive Plans (“PSIPs”) focus management on long-term operational goals in addition to share appreciation. For the 1999-2001 and 2000-2002 FINOVA PSIP, those goals relate to net income from continuing operations (35%), earnings per share (35%) and return on average equity (30%). FINOVA Capital’s 1999-2001 and 2000-2002 PSIP goals are net income from continuing operations (35%), return on average equity (35%) and economic profit (30%). PSIPs measure performance over three years.

The number of PSIP share units awarded to participants is based on percentages of their salaries (between 40% and 60% for the officers identified in the Summary Compensation Table). Those percentages of salary are divided by the December average share price before the beginning of the PSIP plan, to result in the number of PSIP shares awarded to that participant. Final awards are paid at the December average share price at the end of the PSIP plan, creating an incentive to seek further increases in our share price.

Awards to those who manage our operating divisions depend on both the performance of FINOVA Capital (25%) and their particular business unit (75%). In that way, we link their incentive compensation to overall and divisional performance.

We review final award sizes and eligibility and can adjust payments within specified amounts if we believe circumstances warrant a change. Because FINOVA’s performance was below the minimum expectations, no payments were made under the 1998-2000 PSIP.

Section 162(m) of the Internal Revenue Code disallows a corporate income tax deduction for executive compensation paid to senior executives in excess of $1 million per year, unless that income meets permitted exceptions. One exception is if the pay is based on performance, under stringent tests established by that section. Shareholders approved amendments in 1997 to the 1992 Stock Incentive Plan continuing that plan’s qualification under Section 162(m). Therefore, we are eligible to receive a tax deduction for compensation under those awards, to the extent we are able to take deductions for those amounts.

HUMAN RESOURCES COMMITTEE REPORT
ON EXECUTIVE COMPENSATION (Continued)
CEO Compensation:
Conclusion:
For our other short- and long-term performance plans, compliance with Section 162(m) would eliminate our flexibility to adjust the plans if FINOVA’s business incurs a significant change. Section 162(m) prohibits adjustment of performance goals after the first part of the year. Our experience since FINOVA became independently owned demonstrates the advantages of having that flexibility to continue to motivate and reward our key personnel. In past years, we have adjusted performance goals later in the year, in light of unusual changes in our business or acquisitions or dispositions that have occurred. Those adjustments would not have been allowed under Section 162(m). Thus, FINOVA decided to forego the exemption to the extent compensation paid under those plans exceeds the threshold. Based on compensation levels for 2000, however, we do not anticipate that FINOVA will lose any tax deductions due to Section 162(m) limitations for that year. We continue to review our position from time to time with respect to this issue.

As noted above, Mr. Breyne was elected in March 2000 to serve as President and Chief Executive Officer, following the retirement of our former Chairman. We entered into an employment agreement with him shortly following his election to office, after receiving recommendations from our outside compensation consultants, Hewitt & Associates. He received no discretionary awards, bonuses, stock or option grants under that agreement in 2000.

As discussed above, the majority of Mr. Breyne’s compensation was placed at risk because it was tied to performance goals, including our share price. As with our other officers, he forfeited his MIP, PSIP and performance-based restricted shares scheduled to vest on January 1, 2001, except as noted above. He also did not receive any option grants in 2000, notwithstanding his election to serve as President and Chief Executive Officer. Those actions demonstrate our commitment to tying pay and performance.

We believe the executive team provided dedicated service to FINOVA during this critical period. We will work to assure the executive compensation programs continue to meet our strategic goals as well as the overall objectives discussed above.

Kenneth R. Smith, Chairman
Robert H. Clark, Jr.
Constance R. Curran
G. Robert Durham
John W. Teets
Members, Human Resources Committee
EXECUTIVE COMPENSATION AND OTHER INFORMATION
Summary of
Compensation:
The following table summarizes the compensation we paid our President and Chief Executive Officer in 2000 (who resigned in March 2001), each of the four other most highly compensated executive officers as of the end of 2000, based on salary, and to the former Chief Executive Officer, who retired in March 2000. No annual bonuses were paid in 2000 to any executive officers.
SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (1)	Bonus (1)(2)	Other Annual Compensation (3)	Performance Based Restricted Stock Awards (4)(5)	Securities Underlying Options/SARs (#)	LTIP Payouts (1)	All Other Compensation (6)
Matthew M Breyne	2000	$500,750	$ 0		$ 0	$ 0	$ 0	$9,600
Former President and	1999	370,167	326,342		1,074,949	35,000	178,457	9,600
Chief Executive Officer	1998	266,667	211,200		266,448	500	297,560	9,600

William J. Hallinan	2000	317,000	0		0	0	0	9,600
President and CEO (as	1999	307,667	217,828		419,836	17,500	278,183	9,600
of March 2001), General Counsel and Secretary	1998	294,333	207,210		281,044	1	527,345	9,600

John J. Bonano	2000	313,500	0	$42,141	0	0	0	9,600
Former Executive Vice	1999	304,500	153,125	47,019	326,824	23,000	88,486	9,600
President FINOVA Capital Corp.	1998	266,667	204,000	55,068	415,964	0	230,778	9,600

Jack Fields III	2000	313,500	0		0	500	0	9,600
Executive Vice President	1999	304,500	252,811		738,675	29,000	176,972	9,600
FINOVA Capital Corp.	1998	266,667	224,400		380,998	500	307,704	9,600

Gregory C. Smalis	2000	273,000	0		0	0	0	9,600
Former Executive Vice	1999	265,000	195,570		339,741	23,000	208,094	9,600
President FINOVA Capital Corp.	1998	253,667	178,582		294,346		361,806	9,600

Samuel L. Eichenfield	2000	163,750	0	145,026	0	0	18,848,705	9,600
Former Chairman,	1999	636,333	619,470	184,459	2,249,080	0	830,481	9,600
President and Chief Executive Officer	1998	609,000	589,512	157,854	1,586,936	250,000	1,559,390	9,600

(1)	Includes deferred compensation, if any. LTIP payouts to Mr. Eichenfield in 2000 are discussed in “Employment Agreements—Mr. Eichenfield” below.

(2)	Bonus payments depend on both FINOVA’s and the individual’s performance. No bonus is paid under the Management Incentive Plan unless we achieve set performance levels.

(3)	Includes personal benefits we paid, including tax gross-up payments in 2000 of $16,646 for Mr. Bonano and accrued vacation pay for Mr. Eichenfield of $62,981.

(4)
The number of shares to vest depends on our share price and dividend performance during each of the five years after the grant date, compared to either the S&P 500 or S&P Financial indices. Performance-based restricted stock (“PBRS”) awards are valued in the table at the fair market value of our unrestricted shares at the grant date (for initial grants) and vesting date (for shares vesting above target). Those values have not been reduced for any performance requirements or transfer restrictions.

EXECUTIVE COMPENSATION AND OTHER INFORMATION (Continued)

The PBRS granted by FINOVA vest over five years. If our performance equals the lesser of the S&P 500 or S&P Financial indices, the target amount vests for that year. If we do not at least match one of those, then the person forfeits to FINOVA that year’s award of 20% of the shares, except as noted below. Performance in excess of the lower index results in vestings of up to 1.7 times that year’s target award. For awards granted in 1998 or later, PBRS shares that would otherwise be forfeited will be awarded in the following year to the extent that performance in that subsequent year exceeds the maximum targets established for that year.

The named officers received the following target awards of PBRS:

	2000	1999	1998
Mr. Breyne	0	2,000	3,000
Mr. Hallinan	0	4,000	2,500
Mr. Bonano	0	6,000	6,000
Mr. Fields	0	8,000	5,000
Mr. Smalis	0	6,000	3,000
Mr. Eichenfield	0	20,000	12,000

The directors have discretion to amend the terms of the PBRS grants to conform to changes in the tax laws or otherwise. Holders of PBRS receive dividends on and may vote the target shares before they vest.

(5)
The total number of target restricted shares held by each officer named above, all of which are PBRS, and their value based on our closing share price at December 31, 2000, were: Mr. Breyne—19,248 shares ($19,248); Mr. Hallinan—10,748 ($10,748); Mr. Bonano—16,248 ($16,248); Mr. Fields—16,940 ($16,940), Mr. Smalis—13,608 ($13,608) and Mr. Eichenfield—56,240 ($56,240).

(6)	Matching payments made by FINOVA under the Employee Stock Ownership Plan or Savings Plan.
Stock
Options and
Stock
Appreciation
Rights:
Options only have value if our share price increases.
The following table lists our grants during 2000 of stock options and tandem stock appreciation rights (“SARs”) to the officers named in the Summary Compensation Table. The amounts shown as potential realizable values rely on arbitrarily assumed increases in value required by the SEC. In assessing those amounts, please note that the ultimate value of the options, as well as your shares, depends on actual future share prices. Market conditions and the efforts of the directors, the officers and others to foster the future success of FINOVA can influence those future share values.
EXECUTIVE COMPENSATION AND OTHER INFORMATION (Continued)

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted (2)(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term
					5%	10%
Mr. Fields	500.4231		$30.5625	2/9/10	$9,607	$24,344

(1)
The options vest 34% after 1 year and 33% after each of years 2 and 3. The options have limited stock appreciation rights exercisable within 60 days after a change in control, subject to earlier expiration upon termination of employment. The limited SARs entitle the person to receive cash, if desired, for the difference between the then-current market value and the exercise price. In total, the option holders can exercise options or SARs equal to the number of options granted.

(2)	The listed options are all non-qualified options. The holder can pay the exercise price and tax withholding obligations with already owned shares or with shares vesting at that time.

2000 Option and SAR
Holdings:
The following table lists the number of shares acquired and the value realized as a result of option exercises during 2000 for the listed officers. It also includes the number and value of their exercisable and non-exercisable options and SARs as of December 31, 2000. The table contains values for “in the money” options, meaning a positive spread between the year-end share price of $1.00 and the exercise price. These values have not been, and may never be, realized. The options might never be exercised, and the value, if any, will depend on the share price on the exercise date.
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Option/SARs at Fiscal Year-End		Value of Unexercised In-The- Money Options/SARs at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Eichenfield	69,418	$639,513	535,070	93,750	$0	$0
Mr. Breyne	4,000	21,250	52,569	29,931	0	0
Mr. Fields	2,000	41,023	61,393	34,943	0	0
Mr. Hallinan	4,792	15,245	82,069	23,349	0	0
Mr. Bonano			42,434	27,966	0	0
Mr. Smalis			62,102	29,298	0	0
EXECUTIVE COMPENSATION AND OTHER INFORMATION (Continued)
Retirement
Plans:
The following table shows the estimated annual retirement benefit payable to participants, including the officers named in this proxy statement, for the average annual earnings and years of service indicated. It assumes retirement at age 65. We pay the retirement benefits under FINOVA’s Pension Plan and the Supplemental Executive Retirement Plan—participants do not pay for those benefits. Only certain senior employees participate in the supplemental plan. The table includes the supplemental benefit formula.
PENSION PLAN TABLE

	Estimated Annual Retirement Benefits For Years Of Service (2)(3)(4)
Average Annual Compensation (1)	15	20	25	30	35 (5)
$ 125,000	$ 32,810	$ 43,750	$ 54,690	$ 65,630	$ 76,560
150,000	39,380	52,500	65,630	78,750	91,880
175,000	45,940	61,250	76,560	91,880	107,190
200,000	52,500	70,000	87,500	105,000	122,500
225,000	59,060	78,750	98,440	118,130	137,810
250,000	65,630	87,500	109,380	131,250	153,130
300,000	78,750	105,000	131,250	157,500	183,750
400,000	105,000	140,000	175,000	210,000	245,000
450,000	118,130	157,500	196,880	236,250	275,630
500,000	131,250	175,000	218,750	262,500	306,250
750,000	196,880	262,500	328,130	393,750	459,380
1,000,000	262,500	350,000	437,500	525,000	612,500
1,250,000	328,130	437,500	546,880	656,250	765,630
1,500,000	393,750	525,000	656,250	787,500	918,750

(1)
Consists of the employee’s average salary and bonus during the highest 5 years during the past 10 years before retirement. Salary and bonus for 1997-99 for the officers named in the Summary Compensation Table is listed in that table. At year-end, the current average compensation for plan purposes was $484,830 for Mr. Breyne; $496,418 for Mr. Hallinan, $412,917 for Mr. Fields; $391,130 for Mr. Bonano, $409,001 for Mr. Smalis, and $1,239,660 for Mr. Eichenfield.

(2)
Years of credited service: Mr. Breyne (14), Mr. Fields (18), Mr. Hallinan (28), Mr. Bonano (11), Mr. Smalis (23) and Mr. Eichenfield (35). To permit Mr. Eichenfield to retire at age 65 with the maximum years of service under the supplemental plan, he received five additional years of credited service in 1992 and received three years of service each year thereafter, to the plan maximum of 35 years, including sufficient vesting after his retirement to reach 35 years of service.

(3)
Benefits are computed on a single-life annuity basis. The benefits under the plan reflect a reduction to recognize some of the Social Security benefits expected to be received by the employee. The plans also provide for the payment of benefits to an employee’s surviving spouse. The table excludes adjustments for joint and survivorship provisions, which would reduce the amounts shown. Benefits generally vest after five years of service. The plans provide for reduced early retirement benefits. Prior plan formulas provide for different benefits. Employees accruing benefits under the prior or the prior and current formulas, and participants accruing benefits under only the Pension Plan, may receive benefits different from those listed in the table above.

(4)
Federal law limits the annual benefits that can be paid from a tax-qualified retirement plan. As permitted by that law, the supplemental plan pays benefits above the permitted limits. Some of those excess benefits are held in a trust, the assets of which are available to FINOVA’s creditors.

(5)	The Pension Plan and the normal supplemental plan benefit formula limit the years of service for plan purposes to a maximum of 35 years.
EMPLOYMENT AGREEMENTS
Mr. Eichenfield:
Mr. Eichenfield was engaged as the Chairman, President and Chief Executive Officer of FINOVA until his retirement in March 2000. He also served as the Chairman and Chief Executive Officer of FINOVA Capital. At the time of his retirement, his employment agreement engaged him to serve until March 15, 2001 and would have been extended automatically unless terminated by the Board or Mr. Eichenfield. The Board could have terminated him for cause, as defined in the agreement, at any time. He served as a member of the Board, per his agreement, subject to reelection by the shareowners.

Mr. Eichenfield’s base salary at the time of his retirement was $655,000, subject to adjustment by the Board or the Human Resources Committee. He participated in our incentive, retirement, health, and other fringe benefit programs, as long as those benefits were at least as favorable as specified minimums. His participation in awards under the 1992 Stock Incentive Plan was at the sole discretion of the Human Resources Committee.

If Mr. Eichenfield was terminated, actually or constructively, in violation of his agreement, he would have been entitled to receive his base, incentive, stock-based and change in control compensation and specified benefits during the remainder of the agreement. Those amounts could not be less than an amount equal to one year of service plus the sum of the highest bonus, stock, Performance Share Incentive Plan and other performance related payments during the two years before that termination. He would have been entitled to additional payments discussed below if a change-in-control occurs. All stock option vestings and pension plan accruals under the supplemental plan were to continue during those periods.

When Mr. Eichenfield retired in March 2000, the Board agreed to permit the continued vesting of his awards under the 1992 Stock Incentive Plan (options and PBRS) through his 65th birthday, which was his normal retirement date. The Board agreed to provide him with pro rated bonuses under the 2000 MIP and 1998-2000 and 1999-2001 PSIPs. Because those bonuses were to be based on actual or target performance, whichever was less, he received no payments under the first two plans. Whether he receives payment under the 1999-2001 PSIP will depend on company performance through the end of 2001. His right to benefits under any other change of control plans (except for rights under the 1992 Stock Incentive Plan) were terminated as of his retirement date. He was permitted to purchase his automobile at its FINOVA book value. He continued to receive certain fringe benefits, such as financial counseling and an annual physical examination, for a period following retirement, and was permitted to retain certain personal effects including his computer. He was credited with service under the supplemental pension plan to permit him to reach 35 years of service, as he would have achieved had he retired at age 65.

EMPLOYMENT AGREEMENTS (Continued)

Mr. Eichenfield’s employment agreement originally provided that he was to have been paid approximately $6.3 million and $9.45 million if FINOVA’s share price exceeded specified thresholds. Before the first of those thresholds was met in 1997, Mr. Eichenfield deferred receipt of the former amount until his retirement. He also amended his employment agreement to provide that he would not be entitled to receive the latter amount unless he remained an active employee until his 65th birthday, absent his death or disability. Those deferred funds would accrue interest and earnings based on specified funds in the interim. When he retired, the Board agreed to waive the requirement that he remain until his 65th birthday, and paid him the accrued amounts. The payments reflected in the summary compensation table under long-term bonuses include the earnings on the $6.3 million on the former payment and the full amount of the latter payment, including earnings.

Executive Compensation Agreements:

The executive officers, Messrs. Hallinan, Bruns, Fields, Marszowski, Roche and Tashlik, are each engaged under a compensation agreement executed in March 2001. Provided the bankruptcy court approves those agreements, each executive will forfeit rights to bonuses that were to have been paid under the executive retention plan (of $2 million each for Messrs. Hallinan, Fields and Marszowski, and $1 million each for Messrs. Bruns, Roche and Tashlik) and severance compensation under the executive severance plans, noted below. Mr. Hallinan also terminated his rights under his employment agreement. In exchange, the executives received an increased salary and retention bonuses, as noted in the following table, as well as other benefits noted below.

Executive:	Annual Salary:	Approval Bonus:	Emergence Bonus:	January 2002 Bonus:
Mr. Hallinan	$557,000 (1)	$300,000	$150,000	$150,000
Mr. Bruns	200,000	150,000	75,000	75,000
Mr. Fields	400,000	250,000	125,000	125,000
Mr. Marszowski	300,000	150,000	75,000	75,000
Mr. Roche	200,000	100,000	50,000	50,000
Mr. Tashlik	225,000	150,000	75,000	75,000

(1)	Mr. Hallinan receives the salary noted while serving as President and CEO. For periods served only as General Counsel and Secretary, his annual salary is $400,000.

The increased salaries were made retroactive to January 1, 2001. The approval bonus amounts are to be paid following bankruptcy court approval of the plans. The emergence bonuses are to be paid on adoption of a plan of reorganization. In addition, each executive is eligible to receive a discretionary bonus based on individual performance in the Board’s discretion of between 0% and 150% of the executive’s salary. Mr. Hallinan’s contract provides that his discretionary bonus is to be based on the lower salary noted in the footnote above.

Each executive is eligible to receive severance benefits if he is terminated involuntarily other than for cause, in exchange for a release of liability. The executive would be paid one year’s base salary and would receive financial counseling, outplacement services, and health and life insurance benefits for one year. If, however, the executive is terminated without cause before the payment of the bonuses noted above, including the discretionary bonus, the executive would be guaranteed three years’ severance compensation, less the amount of any bonuses paid under the agreement. One of those years could be paid under a consulting agreement.

If the bankruptcy court does not approve these agreements, the executives will be restored to their rights under the retention plan, executive severance plans and Mr. Hallinan’s employment agreement.

As noted above, five executive officers were terminated in March 2001, and we entered into severance agreements with each of them. Those officers were Messrs. Breyne, Bonano, Korte and Smalis and Ms. Smythe. Provided the bankruptcy court authorizes payments under those agreements, each executive will forfeit rights to bonuses that were to have been paid under the executive retention plan (of $3 million for Mr. Breyne, $2 million each for Messrs. Bonano, Korte and Smalis, and $1 million for Ms. Smythe) and severance compensation under the executive severance plans, noted below. Mr. Breyne also terminated his rights under his employment agreement. In exchange, the executives received a cash payment of two year’s base salary, plus a one year consulting agreement at the same rate as the base salary in effect just before termination, which were as follows: Mr. Breyne—$525,000, Mr. Bonano—$313,500, Mr. Korte—$261,000, Mr. Smalis—$273,000 and Ms. Smythe—$159,000. The consulting agreement for Mr. Smalis is for 15 months. The executives also received health and life insurance benefits and outplacement and financial counseling services during the consulting period. For executives with outstanding loans under the executive officer loan program noted below, they would be permitted to repay those loans over three years provided the executive paid down the outstanding balance by 20% on the effective date of the agreement. Otherwise, the loans would be due within 6 months of termination. Each executive executed a release of liability in favor of FINOVA and its personnel.

FINOVA placed the funds to pay the severance and consulting compensation noted above, less loan repayments and applicable tax withholding, into an escrow prior to the filing of the reorganization proceedings. Mr. Korte received a special bonus of $300,000, less applicable taxes. He was required to pay down his loan balance by at least $300,000 by the effective date of the agreement. FINOVA, the former executives and the escrow agent are seeking court approval to permit it to disburse those funds to the former executives. If the bankruptcy court does not authorize those disbursements, the executives’ rights to their retention bonus, executive severance compensation and employment agreement benefits will be restored.

Prior to his termination in 2001, Mr. Breyne was engaged as President and Chief Executive Officer of FINOVA for a three-year term through March 2003. He could be terminated for cause at any time. His base salary was $525,000, subject to adjustment by the Human Resources Committee. He was eligible to receive incentive awards of MIP at a target level of 55% of base salary, PSIP participation at a target level of 60% of base salary, and awards under the 1992 Stock Incentive Plan at the Committee’s discretion. He also received fringe benefits, such as insurance, supplemental retirement, club and other benefits no less beneficial than those previously provided to him.

In the event he was terminated due to death or disability, we was entitled to be paid a pro rata portion of his incentive awards. As noted above, Mr. Breyne has agreed to forfeit his rights under this agreement provided the bankruptcy court authorizes payment under his severance agreement.

All officers named in this proxy statement participated in one of FINOVA’s Executive Severance Plans (Tier I or Tier II). Those plans entitle participants to immediate vesting of restricted stock and performance-based restricted stock, and vesting and exercisability of options if we incur a change in control. The Tier I plan includes Messrs. Breyne and Hallinan and included Mr. Eichenfield until his retirement. It entitles the participant to receive a lump sum payment of three times their highest salary, bonus and Performance Share Incentive Plan payments if they are discharged without cause. If specified events occur, they would receive two times their salary, bonus and PSIP payments if they voluntarily leave during a period following a change in control. The plan provides a tax gross up feature to cover certain taxes the officer may have to pay resulting from the plan. Benefits paid are reduced by other severance benefits paid by FINOVA. The officer is also credited with enough years of service to assure vesting under the retirement plans or the number of years of salary paid under the severance plan, whichever is less.

Messrs. Fields and Smalis, along with other executive officers, participate in the Tier II plan, which has the same terms as the Tier I plan, except as noted below. Tier II participants would be paid a lump sum of two times their highest annual salary, bonus and PSIP payments, and they cannot require payment if they voluntarily leave following a change in control.

We placed funds in a trust to pay benefits to certain officers under the Executive Severance and other plans.

As noted above, if the bankruptcy court approves the compensation agreements with the continuing executives and authorizes disbursements under the severance agreements with the former executives, no executive officers would continue to have rights pursuant to the executive severance plans.
EMPLOYMENT AGREEMENTS (Continued)
Value Sharing Plans:

No payments have been made under these value sharing plans.
GroupSystems.Com,
Inc.:
To recognize the significant contributions made to FINOVA and its shareowners by executive officers and key employees, and to reward them in the event of a change in control, the Human Resources Committee adopted two change in control Value Sharing Plans. One plan was for the Chief Executive Officer and one for the other executive officers and key employees. The CEO Value Sharing Plan was terminated in March 2000. Both plans would provide benefits only if a change in control occurs and if shareowner value is created. Participants other than the CEO will share in a pool equal to 2.5% of the change in control shareowner value created. That value generally is the difference between the acquisition value at the time of the change in control and the market capitalization using a base price of $20/share, which was in excess of the closing price of $19.38 on the day the plans were adopted.

The CEO was to be paid 0.75% of the change in control shareowner value created if the change was for $27.50/share or less, 1.5% if it was for $42.50/share or more, and was to be prorated between those amounts for change in control prices between those share prices. Initial payments credited to Mr. Eichenfield under his employment agreement Value Sharing Plan discussed in the 1998 Proxy Statement would have been deducted from any to be made under this change-in-control CEO Value Sharing Plan, so that he would not be paid twice for the same increases in shareowner value. Payments made under both Value Sharing Plans would be grossed up for certain taxes incurred by participants who participate in FINOVA’s Executive Severance Plans. Per share values have been and will be adjusted for certain events such as stock dividends or splits, mergers, reorganizations or recapitalizations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Smith serves as Chairman of GroupSystems.com, Inc., formerly known as Ventana Corporation, which markets interactive computer systems software and services. Mr. Breyne served on its board of directors during 2000. FINOVA Capital owns 600,000 shares of GroupSystem’s common stock. Those shares constitute less than 13% of its common stock. In addition, FINOVA Capital granted GroupSystems a $1,000,000 line of credit, which was converted in 2000 into a term loan for $870,000. That loan has an outstanding balance of approximately $723,000 as of April 18, 2001. The line of credit to GroupSystems and the purchase of shares were granted before Mr. Smith became a member of our board or Mr. Breyne joined its board. The line of credit was made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. GroupSystems was current on its payment obligations to FINOVA under the term loan.
TRANSACTIONS WITH RELATED PARTIES
Putnam Investments:
Management
Indebtedness:
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2000, Putnam Investments, Inc. was one of our largest shareowners and at times during the year owned more than 8% of our shares. Putnam is owned by Marsh & McClennan, which acquired J & H Marsh & McClennan, Inc. in 1997. J & H Marsh & McClennan is FINOVA’s primary insurance broker. FINOVA paid it approximately $2.3 million during 2000, most of which was used to purchase the underlying insurance. We believe those transactions were at rates competitive with those available from other brokers.

To assist officers and key employees in increasing their share ownership, we implemented an Executive Officer Loan Program. Under that program, FINOVA will loan or will guarantee a loan from an approved bank to the officer for amounts needed to exercise stock options and to pay taxes due on those options or other awards under the 1992 Stock Incentive Plan. The loans carry a variable rate of interest at the prime rate less 3/4 of 1%. Interest is due monthly, and the principal is due in one year, unless extended or accelerated at FINOVA’s discretion. Smaller loans are secured with FINOVA shares worth at least 25% of the value of the loan. Loans above the officer’s salary and prior year’s bonus must be secured 100% with FINOVA shares. The following current or former executive officers have borrowed under this program: Robert M. Korte: $523,248 (all now repaid); Jack Fields: $137,117; Derek C. Bruns $51,850, Stuart A. Tashlik: $70,073 (all now repaid) and Matthew M. Breyne: $217,433 (currently $173,946).

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all SEC stock ownership reports required to be filed by those reporting persons during 2000 were timely made.

FINOVA SHARE OWNERSHIP

The following tables list our share ownership for the persons or groups specified. Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the first table is as of the latest reports by those entities received by us. That table lists the beneficial owners of at least 5% of our shares. Information in the second table is as of April 9, 2001.
CERTAIN BENEFICIAL OWNERS
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares
Legg Mason, Inc. and affiliates 100 Light Street Baltimore, MD 21202	6,225,806	10.16%

James D. Bennett Bennett Management Corporation and affiliates 2 Stamford Plaza, Suite 1501 281 Tresser Blvd. Stamford, CT 06901	3,468,100	5.66%

(1)
The information is based on reported ownership on the date of SEC filings. The owners report they hold the shares for themselves and their affiliates, advisory clients and investors. The entities may disclaim that they constitute a “group” for purposes of owning these shares.

DIRECTORS AND EXECUTIVE OFFICERS

Name (1)	Position(s)	Amount and Nature of Beneficial Ownership (2,3,4)	Percentage of Outstanding Shares
Robert H. Clark, Jr. (5)	Director	96,645	*
Constance R. Curran	Director	14,390	*
G. Robert Durham	Director	66,797	*
James L. Johnson	Director	53,333	*
Kenneth R. Smith	Director	40,391	*
Shoshana B. Tancer	Director	30,691	*
John W. Teets	Director	141,000	*
William J. Hallinan	President and Chief Executive Officer, General Counsel and Secretary	153,413	*
Jack Fields III	Executive Vice President FINOVA Capital Corporation	124,330	*
Directors and Executive Officers, as a group		969,696	1.59%

*	Less than one percent.

(1)	Table excludes shares owned by former executive officers, on whom current ownership information was not available.

(2)
Includes shares the director has a right to acquire within 60 days through the exercise of options: Mr. Clark—18,939 shares, Ms. Curran—11,184 shares, Mr. Durham—18,636 shares, Mr. Johnson —14,333 shares, Mr. Smith—31,891 shares, Ms. Tancer—25,552 shares, and Mr. Teets—28,000 shares.

(3)
Includes options to purchase shares that can be exercised within 60 days of 64,368 shares for Mr. Fields, 82,894 shares for Mr. Hallinan and 414,785 shares for all directors and executive officers as a group.

(4)
Includes performance-based restricted shares owned by those persons, for which they have voting power but do not yet have dispositive power, in the amounts of 13,960 shares for Mr. Fields and 8,112 shares for Mr. Hallinan. The number of shares to be awarded under the PBRS grants may vary based on FINOVA’s stock performance. Reported amounts include all vested awards and target awards for future vestings. Reported amounts also include holdings in FINOVA’s Savings and Employee Stock Ownership Plans as of March 31, 2001, according to reports of the plan administrators.

(5)	Includes shares owned by Case Pomeroy & Company, Inc., of which Mr. Clark is Chairman, President and Chief Executive Officer, a director and, with members of his family, a principal shareholder.