Form 10-Q
period 2001-03-31
FINOVA GROUP INC
filed 2001-05-15
CIK 883701

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

                 For the Quarterly Period Ended March 31, 2001

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

                                Yes X   No___
                                   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 11, 2001, approximately 61,154,000 shares of Common Stock ($0.01 par value) were outstanding.

================================================================================

                             THE FINOVA GROUP INC.

                               TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
Part I      Financial Information                                                   1

  Item 1.   Financial Statements                                                    1

            Condensed Consolidated Balance Sheets                                   1
            Condensed Statements of Consolidated Operations                         2
            Condensed Statements of Consolidated Cash Flows                         3
            Notes to Interim Condensed Consolidated Financial Information           4

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  13

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk              19

Part II     Other Information                                                      20

  Item 1.   Legal Proceedings                                                      20

  Item 6.   Exhibits and Reports on Form 8-K                                       21

  Signatures                                                                       22

                        PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
----------------------------


                             THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                               March 31,             December 31,
                                                                                  2001                   2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                     $  1,624,207            $    699,228
Investment in financing transactions:
 Loans and other financing contracts                                             7,357,965               7,835,698
 Leveraged leases                                                                  774,728                 803,581
 Operating leases                                                                  535,404                 561,698
 Direct financing leases                                                           519,748                 557,471
 Financing contracts held for sale                                                 375,293                 421,956
------------------------------------------------------------------------------------------------------------------
                                                                                 9,563,138              10,180,404
 Less reserve for credit losses                                                   (618,005)               (578,750)
------------------------------------------------------------------------------------------------------------------
Net investment in financing transactions                                         8,945,133               9,601,654
Investments                                                                        271,869                 285,934
Goodwill, net of accumulated amortization                                           44,637                  45,417
Other assets                                                                       469,146                 294,630
Net assets of discontinued operations                                              741,875               1,162,223
------------------------------------------------------------------------------------------------------------------
                                                                              $ 12,096,867            $ 12,089,086
==================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities not subject to Chapter 11 proceedings:
 Accounts payable and accrued expenses                                        $     21,741            $
Liabilities subject to Chapter 11 proceedings at March 31, 2001:
 Secured:
  Fixed rate nonrecourse notes                                                       5,813                   5,813
Unsecured:
 Accounts payable and accrued expenses                                             153,090                 128,311
 Interest payable                                                                  198,067                 129,402
 Senior debt                                                                    10,987,327              10,991,874
 Deferred income taxes, net                                                         38,359                  49,202
------------------------------------------------------------------------------------------------------------------
                                                                                11,404,397              11,304,602
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of FINOVA,
 net of expenses ("TOPrS")                                                         111,550                 111,550
Shareowners' equity:
 Common stock, $0.01 par value, 400,000,000 shares authorized,
 64,849,000 shares issued                                                              648                     648
 Additional capital                                                              1,113,064               1,107,575
 Retained (deficit) income                                                        (359,181)               (283,435)
 Accumulated other comprehensive (loss) income                                      (1,115)                 15,154
 Common stock in treasury, 3,693,000 and 3,597,000 shares, respectively           (172,496)               (167,008)
------------------------------------------------------------------------------------------------------------------
                                                                                   580,920                 672,934
------------------------------------------------------------------------------------------------------------------
                                                                              $ 12,096,867            $ 12,089,086
==================================================================================================================

See notes to interim consolidated condensed financial statements.

                             THE FINOVA GROUP INC.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Dollars in Thousands, except per share data)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                 March 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                         2001                    2000
------------------------------------------------------------------------------------------------------------------------
Interest, fees and other income                                                    $      215,633          $     241,011
Financing lease income                                                                     20,336                 25,130
Operating lease income                                                                     23,407                 27,237
------------------------------------------------------------------------------------------------------------------------
Income earned from financing transactions                                                 259,376                293,378
Interest expense                                                                          172,550                141,815
Operating lease depreciation                                                               20,831                 15,838
------------------------------------------------------------------------------------------------------------------------
Interest margins earned                                                                    65,995                135,725
Volume-based fees                                                                                                  1,054
------------------------------------------------------------------------------------------------------------------------
Operating margin                                                                           65,995                136,779
Provision for credit losses                                                                61,750                 20,898
------------------------------------------------------------------------------------------------------------------------
Net interest margins earned                                                                 4,245                115,881
Gains on investments and disposal of assets                                                 6,651                 21,030
------------------------------------------------------------------------------------------------------------------------
                                                                                           10,896                136,911
Operating expenses                                                                         54,988                 56,825
Reorganization items                                                                        9,619
------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes and preferred
 dividends                                                                                (53,711)                80,086
Income tax expense                                                                         (2,343)               (31,560)
------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before preferred dividends                       (56,054)                48,526
Preferred dividends, net of tax                                                               946                    946
------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                                  (57,000)                47,580
Discontinued operations (net of tax expense of $685 and a net tax benefit of
 $24,790 for 2001 and 2000, respectively)                                                  (5,946)               (37,168)
Net loss on disposal of operations                                                        (12,800)
------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                  $      (75,746)         $      10,412
========================================================================================================================

Basic (loss) earnings per share:
(Loss) income from continuing operations                                           $        (0.93)         $        0.78
(Loss) income from discontinued operations                                                  (0.31)                 (0.61)
------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                                                        $        (1.24)         $        0.17
========================================================================================================================
Adjusted weighted average shares outstanding                                           61,065,000             60,903,000
========================================================================================================================

Diluted (loss) earnings per share:
(Loss) income from continuing operations                                           $        (0.93)         $        0.77
(Loss) income from discontinued operations                                                  (0.31)                 (0.60)
------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                                                        $        (1.24)         $        0.17
========================================================================================================================
Adjusted weighted average shares outstanding                                           61,065,000             61,635,000
========================================================================================================================

Dividends per common share                                                         $                       $        0.18
========================================================================================================================

See notes to interim consolidated condensed financial statements.

                             THE FINOVA GROUP INC.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended March 31,
                                                                                           2001                      2000
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                                   $   18,275                 $  21,603
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

 Proceeds from disposal of leases and other owned assets                                    5,720                     2,834
 Proceeds from sales of investments                                                        26,019                    31,400
 Proceeds from sales of commercial mortgage backed securities                                                       113,737
 Principal collections on financing transactions                                          781,127                   594,987
 Expenditures for investments and other income producing activities                       (21,683)                  (21,532)
 Expenditures for financing transactions                                                 (277,446)                 (913,991)
 Recoveries of loans previously written-off                                                   232                        73
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          513,969                  (192,492)
===========================================================================================================================

FINANCING ACTIVITIES:

 Net change in commercial paper and short term borrowings                                  (8,867)                  675,329
 Proceeds from issuance of term notes                                                                               120,000
 Repayment of term notes                                                                                           (461,260)
 Proceeds from exercise of stock options                                                                                275
 Dividends                                                                                                          (11,016)
---------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                           (8,867)                  323,328
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                       401,602                  (214,088)
---------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     924,979                   (61,649)

CASH AND CASH EQUIVALENTS, beginning of period                                            699,228                   100,344

---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                               $1,624,207                 $  38,695
===========================================================================================================================

See notes to interim consolidated condensed financial statements.

                             THE FINOVA GROUP INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            (Dollars in thousands in tables, except per share data)

NOTE A    ORGANIZATION AND BASIS OF PREPARATION

     The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). All significant intercompany balances have been eliminated in consolidation.

     The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the quarter ended March 31, 2001 and 2000, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, which describes significant business developments chronology culminating in the March 2001 filing for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware.

     Certain reclassifications have been made to reflect discontinued operations. These reclassifications resulted from the Company's decision in the third quarter of 2000 to sell or liquidate some of its more broad based businesses and focus on its niche based businesses. The businesses discontinued include Corporate Finance, Business Credit, Growth Finance (all of which are included under the caption "Corporate Finance"), Distribution & Channel Finance and Commercial Services. See Note F for more information on discontinued operations.

Going Concern

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During the year ended December 31, 2000, the Company experienced a significant deterioration in the credit quality of its portfolio, the loss of its investment grade credit ratings and the resulting loss of access to capital and increase in cost of funds. The Company was not in compliance with its debt covenants as of December 31, 2000 and filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on March 7, 2001.

     These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including the confirmation of a plan of reorganization (the "Plan") and successful execution of management's plans for the collection of its portfolio pursuant to contractual terms and negotiation of appropriate rates and fee structures with its customers. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Bankruptcy Accounting

     Entering a reorganization, although a significant event, does not ordinarily affect or change the application of generally accepted accounting principles ("GAAP") followed by a company. The accompanying financial statements have been prepared assuming that FINOVA will continue as a going concern in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

Liabilities Subject to Chapter 11 Proceedings

     Liabilities subject to Chapter 11 proceedings, including claims that become known after the petition date, are reported at their expected allowed claim amount in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." To the extent that the amounts of claims change as a result of actions in the bankruptcy case or other factors, the recorded amount of liabilities subject to Chapter 11 proceedings will be adjusted. The results of these adjustments are recorded as reorganization items.

Reorganization Items

Reorganization items are income and expenses that are realized or incurred by FINOVA because it is in reorganization. For the three months ended March 31, 2001, reorganization items were a charge of $9.6 million. The components of reorganization items are as follows:

------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                  March 31, 2001
------------------------------------------------------------------------------------------------
Unamortized gains on terminated and cash settled interest rate swaps           $        22,197
Interest income earned on unpaid interest and debt payments                                804
Unamortized debt origination costs                                                     (15,095)
Professional service fees                                                               (9,599)
Unamortized debt discounts                                                              (7,926)
----------------------------------------------------------------------------------------------
Total reorganization items                                                            $ (9,619)
----------------------------------------------------------------------------------------------

     The financial statements of the Company are substantially the same as the financial statements of the entities in bankruptcy.

NOTE B    SIGNIFICANT ACCOUNTING POLICIES

     The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive (loss) income was $(92.0) million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. The primary component of comprehensive (loss) income other than net income was a change in net unrealized gains on securities.

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

NOTE C    SEGMENT REPORTING

     FINOVA's business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management has not yet determined whether its reportable segments will be reorganized as a result of the decision to discontinue several lines of business and pending reorganization proceedings. Management relies principally on total revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

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

        Information for FINOVA's reportable segments that are part of continuing operations reconciles to FINOVA's consolidated totals as follows:

     ---------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                    2001                  2000
     ---------------------------------------------------------------------------------------------------------------
     Total net revenue:
      Specialty Finance                                                         $   67,956              $     99,063
      Commercial Finance                                                            11,653                    14,040
      Capital Markets                                                                9,667                    44,909
      Corporate and other                                                          (16,630)                     (203)
     ---------------------------------------------------------------------------------------------------------------
      Consolidated total                                                        $   72,646              $    157,809
     ---------------------------------------------------------------------------------------------------------------
     (Loss) income before income taxes, preferred dividends and allocations:
      Specialty Finance                                                         $   53,042              $     77,180
      Commercial Finance                                                             2,348                    10,922
      Capital Markets                                                               (6,983)                   21,727
      Corporate and other, overhead and unallocated provision for credit losses   (104,461)                  (61,303)
      --------------------------------------------------------------------------------------------------------------
     (Loss) income from continuing operations before preferred dividends        $  (56,054)             $     48,526
     ---------------------------------------------------------------------------------------------------------------

                                                                                          As of March 31,
                                                                                2001                          2000
     ---------------------------------------------------------------------------------------------------------------
     Managed assets:
      Specialty Finance                                                         $7,941,139              $  8,483,819
      Commercial Finance                                                         1,185,247                 1,064,359
      Capital Markets                                                              720,699                   925,696
      Corporate and other                                                           37,615                    64,336
     ---------------------------------------------------------------------------------------------------------------
     Consolidated total                                                         $9,884,700              $ 10,538,210
     Less securitizations                                                          321,562                   118,686
     ---------------------------------------------------------------------------------------------------------------
     Investment in financing transactions                                       $9,563,138              $ 10,419,524
     ===============================================================================================================

NOTE D    (LOSS) EARNINGS PER SHARE

Basic earnings or losses per share exclude the effects of dilution and are computed by dividing income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings or losses per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock, at assumed rates of conversion. Basic and diluted earnings per share calculations are presented for the three months ended March 31, 2001 and 2000 on the Condensed Statements of Consolidated Operations and are detailed below:

     ------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31,
                                                                               2001                    2000
     ------------------------------------------------------------------------------------------------------
     Basic (Loss) Earnings Per Share Computation:

     (Loss) income from continuing operations                           $   (57,000)           $     47,580
     ======================================================================================================

     Weighted average shares outstanding                                 61,204,000              61,197,000
     Contingently issued shares                                            (139,000)               (294,000)
     ------------------------------------------------------------------------------------------------------
     Adjusted weighted average shares                                    61,065,000              60,903,000
     ======================================================================================================

      Basic (loss) income from continuing operations per share           $    (0.93)           $       0.78
     ======================================================================================================

     Diluted (Loss) Earnings Per Share Computation:

     (Loss) income from continuing operations                           $   (57,000)            $    47,580
     Weighted average shares outstanding                                 61,204,000              61,197,000
     Contingently issued shares                                            (139,000)               (291,000)
     ------------------------------------------------------------------------------------------------------
     Incremental shares from assumed conversion of stock options                                    729,000
     ------------------------------------------------------------------------------------------------------
     Adjusted weighted average shares                                    61,065,000              61,635,000
     ======================================================================================================

     Diluted (loss) income from continuing operations per share         $     (0.93)            $      0.77
     ======================================================================================================

NOTE E    PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at March 31, 2001.

                     INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                                March 31, 2001
                            (Dollars in Thousands)

                                          Revenue Accruing                       Nonaccruing
                                -------------------------------------  ---------------------------------
                                Performing at
                                 Contractual             Repossessed               Repossessed  Lease &     Total Carrying
                                    Terms      Impaired     Assets      Impaired     Assets      Other          Amount         %
                                -------------------------------------  ---------------------------------   ----------------------
Specialty Finance Group
   Transportation Finance       $ 2,017,131   $           $            $  223,108   $          $           $  2,240,239       23.4
   Resort Finance                 1,381,883      157,042     12,685       136,971       5,025                 1,693,606       17.7
   Franchise Finance                824,567        8,503                   50,396       2,224         29        885,719        9.3
   Healthcare Finance               523,985       28,680      1,433       247,497                  5,895        807,490        8.4
   Specialty Real
    Estate Finance                  628,958        6,019     25,460        10,194       7,724                   678,355        7.1
   Communications Finance           517,276        4,285                  137,968                               659,529        6.9
   Commercial Equipment Finance     417,473        4,405                   62,838       5,959      3,956        494,631        5.2
   Public Finance                   154,891                                 5,117                               160,008        1.7
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------
                                  6,466,164      208,934     39,578       874,089      20,932      9,880      7,619,577       79.7
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------
Commercial Finance Group
   Rediscount Finance               986,093       63,493        449       131,900       3,312                 1,185,247       12.4
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------
                                    986,093       63,493        449       131,900       3,312                 1,185,247       12.4
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------
Capital Markets Group
   Realty Capital                   326,321       22,502                   24,488       1,982                   375,293        3.9
   Mezzanine Capital                199,838       13,125                   94,346                               307,309        3.2
   Investment Alliance               32,570                                 5,526                                38,096        0.4
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------
                                    558,729       35,627                  124,360       1,982                   720,698        7.5
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------

Other                                37,616                                                                      37,616        0.4
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ------
Total Continuing Operations (1)   8,048,602      308,054     40,027     1,130,349      26,226      9,880      9,563,138      100.0
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------     ======

Discontinued Operations             338,579                               423,426       5,496      4,257        771,758
                                -----------   ----------  ---------    ----------   ---------  ---------   ------------
TOTAL                           $ 8,387,181   $  308,054  $  40,027    $1,553,775   $  31,722  $  14,137   $ 10,334,896
                                ===========   ==========  =========    ==========   =========  =========   ============

NOTES:
(1) Excludes $321.6 million of assets sold which the Company manages, $209.6 million in Commercial Equipment Finance and $112.0 million in Franchise Finance.

                         ____________________________

Reserve for Credit Losses

     The reserve for credit losses at March 31, 2001 represents 6.5% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                               Three Months Ended March 31,
----------------------------------------------------------
                                     2001           2000
----------------------------------------------------------
Balance, beginning of period       $578,750        $178,266
Provision for credit losses          61,750          20,898
Write-offs                          (22,661)        (13,866)
Recoveries                              232              71
Other                                   (66)            227
-----------------------------------------------------------
Balance, end of period             $618,005        $185,596
===========================================================

     At March 31, 2001, the total carrying amount of impaired loans was $1.4 billion, of which $308.1 million were revenue accruing. A specific impairment reserve for credit losses of $320 million has been established for $808.2 million of nonaccruing impaired loans. Additionally, $5.8 million was established for other accounts. As a result, 53% of FINOVA's reserve for credit losses was allocated to specific reserves. The remaining $292.2 million or 47% of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

     At March 31, 2001, discontinued operations included $433.2 million of nonaccruing assets, of which $365.8 million were in Corporate Finance. Since the assets of the discontinued operations have been written down to estimated net realizable value, no reserves for credit losses are carried against those assets. The balance of net realizable value write-downs was $332.6 million at March 31, 2001.

NOTE F    DISCONTINUED OPERATIONS

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

     At March 31, 2001, FINOVA had total net assets of discontinued operations of $742 million, which includes the following:

--------------------------------------------------------------------------------------------------------------------------------
                                                         Corporate       Distribution &         Commercial
                                                          Finance       Channel Finance          Services              Total
--------------------------------------------------------------------------------------------------------------------------------
Investment in financing transactions                      $  740,465           $  24,940           $   6,353          $  771,758
Investments                                                    8,266               9,000                                  17,266
Accounts payable and accrued expenses                        (41,691)             (3,479)             (1,805)            (46,975)
Due to clients                                                   156                (331)                                   (174)
--------------------------------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                     $  707,196           $  30,130           $   4,548          $  741,875
================================================================================================================================

     Loss from discontinued operations in the Consolidated Statement of Operations for the quarter ended March 31, 2001 includes the following:

                                            Corporate         Distribution &        Commercial
                                             Finance          Channel Finance        Services      Total
----------------------------------------------------------------------------------------------------------
Discontinued operations, net of tax         $(3,766)               $(2,163)            $(17)       $(5,946)
==========================================================================================================

     The cumulative net loss on disposal of assets is comprised of the following adjustments from September 30, 2000:

----------------------------------------------------------------------------------------------------------------------------
                                                                       Corporate    Distribution &   Commercial
                                                                        Finance    Channel Finance    Services       Total
----------------------------------------------------------------------------------------------------------------------------
As of September 30, 2000 on a pre-tax basis:
 Net realizable value mark-downs                                       $(215,760)         $(17,000)   $           $ (232,760)
 Goodwill written off                                                    (54,729)          (24,940)     (27,669)    (107,338)
 Proceeds in excess of assets sold                                                                       29,172       29,172
 Accrued expenses                                                        (28,922)           (5,198)     (10,377)     (44,497)
 Income tax benefit                                                      118,417            18,643        3,510      140,570
----------------------------------------------------------------------------------------------------------------------------
Net loss on disposal of operations as of September 30, 2000             (180,994)          (28,495)      (5,364)    (214,853)
 Additional net realizable value mark-downs                             (112,543)             (893)      (1,315)    (114,751)
 Additional accrued expenses                                             (13,385)           (4,815)                  (18,200)
 Income tax benefit (expense)                                             12,800            (2,337)        (370)      10,093
----------------------------------------------------------------------------------------------------------------------------
Net loss on disposal of operations as of December 31, 2000              (294,122)          (36,540)      (7,049)    (337,711)
 Additional net realizable value mark-downs                                                (12,800)                  (12,800)
----------------------------------------------------------------------------------------------------------------------------
Net loss on disposal of operations as of March 31, 2001                $(294,122)         $(49,340)   $  (7,049)  $ (350,511)
============================================================================================================================

     The additional losses in the first quarter of 2001 were primarily attributable to a further deterioration in the Distribution & Channel Finance portfolio.

NOTE G    SUBSEQUENT EVENT

     On May 2, 2001, FINOVA and eight of its subsidiaries, including FINOVA Capital Corporation, filed a proposed Joint Plan of Reorganization and a Disclosure Statement with the United States Bankruptcy Court for the District of Delaware. The Plan contemplates implementation of a comprehensive restructuring transaction with Berkadia LLC, a joint venture of Berkshire Hathaway Inc. and Leucadia National Corporation, that was first announced on February 27, 2001.

     As more fully described in the Plan, Berkadia has committed to make a $6 billion loan to FINOVA Capital, subject to conditions. The loan proceeds, together with cash on hand, will fund a cash disbursement to general unsecured creditors of FINOVA Capital equal to 60% of their claims, an increase from the approximately 54% cash payment originally proposed. In addition, FINOVA will issue ten-year New Senior Notes equal to 40% of the general unsecured claims against FINOVA Capital. The New Senior Notes will be secured by a second lien on the stock of FINOVA Capital. Interest on the New Senior Notes will be payable semi-annually out of available cash (calculated as provided in the Plan documents), after payment of quarterly interest on the Berkadia loan. Principal on the New Senior Notes will be paid out of available cash, after payment in full of the Berkadia loan, except as described in the following sentence. While the Berkadia loan is outstanding and not in default, a liquidity feature of the Plan that was not included in the original proposal will require FINOVA to commit $75 million of available cash quarterly (up to a maximum of $1.5 billion in total) to repurchase New Senior Notes at a price not to exceed par plus accrued interest (subject to availability of New Senior Notes at or below the maximum price). After payment in full of the Berkadia loan, 95% of available cash will be used to pay the New Senior Notes and 5% will be used for payments to FINOVA stockholders. The New Senior Notes also provide for payment under certain circumstances of up to $100 million in the aggregate of additional interest to holders of the New Senior Notes. Holders of general unsecured claims against FINOVA Capital will also receive a cash payment of post petition interest upon the effective date of the Plan.

     Berkshire Hathaway owns approximately $1.4 billion of existing FINOVA Capital bank and bond debt and therefore is expected to be a significant holder of New Senior Notes. Berkshire Hathaway will participate in FINOVA's quarterly repurchase of New Senior Notes pro rata to its interest in the New Senior Notes at the weighted average price paid in each quarterly repurchase.

     All other terms of the Plan are substantially the same as previously disclosed in FINOVA's February 28, 2001 filing on Form 8-K.

     The Bankruptcy Court has not approved the proposed Plan or the Disclosure Statement. The solicitation process will not begin until the Bankruptcy Court approves the Disclosure Statement and authorizes FINOVA to solicit the votes of creditors and stockholders in connection with the Plan. Thereafter, FINOVA will send the proposed Plan and Disclosure Statement to all creditors and stockholders who are entitled to vote on the Plan.

NOTE H    COMMITMENT & CONTINGENCIES

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

     Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA Capital's 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

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

     On January 4, 2001, the United States District Court for the Middle District of Tennessee granted a motion brought by FINOVA and the other defendants to transfer the Cartwright and Sirrom Partners cases to the United States District Court for the District of Arizona. The plaintiff in Caldwell Travel agreed to dismiss that case without prejudice. Pursuant to a Stipulation and Order entered in March 2001, the Cartwright case has been consolidated for all purposes with the previous five cases in the FINOVA Group Securities Litigation, and the Sirrom Partners case has been consolidated for all pre-trial purposes. The lead plaintiffs are scheduled to file a Second Amended Consolidated Complaint in May 2001, though the deadline may be extended.

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

     On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware. The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc., and FINOVA Trust Finance.

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

     On May 2, 2001, FINOVA and the other filing subsidiaries filed a proposed Joint Plan of Reorganization and Disclosure Statement which are currently pending before the Bankruptcy Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
-------------

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001
                   TO THE THREE MONTHS ENDED MARCH 31, 2000

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

     On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the "Reorganization Proceedings"). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA's access to lower cost capital in the public and private markets. Those events have generally been described in The FINOVA Group Inc. Form 10-K/A for the year ended December 31, 2000 (the "2000 10-K/A") that has been filed with the Securities and Exchange Commission.

Recent Developments and Business Outlook

     On May 2, 2001, FINOVA and its subsidiaries that filed for protection pursuant to Chapter 11 filed a proposed Joint Plan of Reorganization and a Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the District of Delaware. The Plan contemplates implementation of a comprehensive restructuring transaction with Berkadia LLC, a joint venture of Berkshire Hathaway Inc. and Leucadia National Corporation, that was first announced on February 27, 2001.

     As more fully described in the Plan, Berkadia has committed to make a $6 billion loan to FINOVA Capital, subject to conditions. The loan proceeds, together with cash on hand, will fund a cash disbursement to general unsecured creditors of FINOVA Capital equal to 60% of their claims, an increase from the approximately 54% cash payment originally proposed. In addition, FINOVA will issue ten-year New Senior Notes equal to 40% of the general unsecured claims against FINOVA Capital. The New Senior Notes will be secured by a second lien on the stock of FINOVA Capital. Interest on the New Senior Notes will be payable semi-annually out of available cash (calculated as provided in the Plan documents), after payment of quarterly interest on the Berkadia loan. Principal on the New Senior Notes will be paid out of available cash, after payment in full of the Berkadia loan, except as described in the following sentence. While the Berkadia loan is outstanding and not in default, a liquidity feature of the Plan that was not included in the original proposal will require FINOVA to commit $75 million of available cash quarterly (up to a maximum of $1.5 billion in total) to repurchase New Senior Notes at a price not to exceed par plus accrued interest (subject to availability of New Senior Notes at or below the maximum price). After payment in full of the Berkadia loan, 95% of available cash will be used to pay the New Senior Notes and 5% will be used for payments to FINOVA stockholders. The New Senior Notes also provide for payment under certain circumstances of up to $100 million in the aggregate of additional interest to holders of the New Senior Notes. Holders of general unsecured claims against FINOVA Capital will also receive a cash payment of post petition interest upon the effective date of the Plan.

     Berkshire Hathaway owns approximately $1.4 billion of existing FINOVA Capital bank and bond debt and therefore is expected to be a significant holder of New Senior Notes. Berkshire Hathaway will participate in FINOVA's quarterly repurchase of New Senior Notes pro rata to its interest in the New Senior Notes at the weighted average price paid in each quarterly repurchase.

     All other terms of the Plan are substantially the same as previously disclosed in FINOVA's February 28, 2001 filing on Form 8-K.

     The Bankruptcy Court has not approved the proposed Plan or the Disclosure Statement. The solicitation process will not begin until the Bankruptcy Court approves the Disclosure Statement and authorizes FINOVA to solicit the votes of their creditors and stockholders in connection with the Plan. Thereafter, FINOVA will send the proposed Plan and Disclosure Statement to all creditors and stockholders who are entitled to vote on the Plan.

Results of Operations

     The results for the first quarter of 2001 reflected a continuation of trends noted in the 2000 10-K/A. These results were adversely impacted by some of the events of 2000 and a continued softening of the U.S. economy. The more significant impacts were increases in delinquencies and nonaccruing assets, higher cost of funds (resulting in lower interest margins earned), increased operating costs and the inability to recognize tax benefits.

     For the first quarter of 2001, FINOVA reported a loss of $75.7 million or $1.24 per diluted share compared to net income of $10.4 million or $0.17 per diluted share in the first quarter of 2000. The results for the first quarter of 2001 included a net loss from continuing operations of $57.0 million or $0.93 per diluted share compared to net income of $47.6 million or $0.77 per diluted share in the first quarter of 2000, and a net loss from discontinued operations in the 2001 quarter of $18.7 million or $0.31 per diluted share compared to a net loss of $37.2 million or $0.60 per diluted share in the first quarter of 2000. A discussion of the largest variances in the individual profit and loss categories is as follows:

Continuing Operations

     Loss from Continuing Operations. The decline in results in the first quarter of 2001 when compared to the same quarter in 2000 was primarily due to the following:

  .  Higher loss provisions to bolster the reserve for credit losses.
  .  A higher level of nonaccruing assets.
  .  Lower gains on investments and disposal of assets.
  .  Increases in the Company's cost of funds.
  . An increase in the level of nonaccruing assets due in part to the weakening economy.
  .  Higher expenses primarily related to the Reorganization Proceedings.
  . The inability to recognize any federal and state income tax benefits in 2001.

     Interest margins earned. Interest margins earned represents the difference between (a) interest, fee, lease and other income earned from financing transactions and (b) interest expense and depreciation on operating leases. Interest margins earned in the first quarter of 2001 dropped by $69.7 million to $66.0 million from $135.7 million in the first quarter of 2000 due to a higher level of nonaccruing assets, a higher cost of funds and a reduction in the managed assets. Interest margins earned as a percentage of average earning assets declined to 3.1% in the first quarter of 2001 from 5.6% in the comparable 2000 quarter. The higher cost of funds was the result of the events of 2000, primarily the various downgrades of FINOVA Capital's senior debt and the elimination of its commercial paper program resulting in draw downs under its back-up bank facilities. This caused the Company's cost of funds applicable to $4.5 billion of bank debt to increase by 1.16% (over the comparable 2000 period) up to March 7, 2001, the bankruptcy filing date.

     The portfolio (ending managed assets) declined to $9.88 billion at March 31, 2001 from $10.54 billion at March 31, 2000. The reduction was primarily due to lower new business ($277.4 million in 2001 compared to $914.0 million in the first quarter of 2000) and to portfolio runoff. The new business in the first quarter of 2001 included the funding of approximately $176 million from available lines of credit, $150 million of which was in the Resort Finance line of business. As the Company indicated in the 2000 Form 10-K/A, it has effectively eliminated new business development activities and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. Those efforts will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will continue to fund its backlog of commitments, which declined to $1.85 billion at March 31, 2001 from $1.97 billion at March 31, 2000. Historically, the amount reported as committed backlog was FINOVA's estimate of expected draw downs of the total commitments outstanding, especially the available lines of credit. Assuming full utilization, the total amount of available lines of credit at March 31, 2001 was $2.98 million, including discontinued operations. The available backlog increased from the $2.7 billion at December 31, 2000, primarily due to pay downs on lines of credit, resulting in increased availability.

     Provision for credit losses. The provision for credit losses on continuing operations was higher by $40.9 million in the first quarter of 2001 compared to the first quarter of 2000 ($61.8 million vs. $20.9 million) due to increases in problem accounts and higher net write-offs during the period ($22.4 million in the first quarter of 2001 vs. $13.8 million in the first quarter of 2000). The businesses with the highest level of net write-offs during the 2001 quarter were Mezzanine Capital ($10.7 million), Rediscount Finance ($7.4 million) and Healthcare Finance ($3.1 million). Net write-offs as a percent of managed assets in the 2001 first quarter were 0.87% annualized compared to 0.53% for the first quarter of 2000. A discussion of the increase in problem accounts is included under "Financial Condition, Liquidity and Capital Resources."

     FINOVA monitors developments affecting loans and leases in portfolio, taking into account each borrower's financial developments and prospects, the estimated value of collateral, legal developments and other available information. Based upon that information, FINOVA adjusts its loan loss reserves and when considered appropriate, writes down the values of the loans. Depending on developments, there is the possibility that the loan loss reserves and/or write-downs will increase in the future.

     Gains on investments and disposal of assets. Gains for the first quarter of 2001 were $6.7 million compared to $21.0 million for the 2000 first quarter. Gains in the 2001 quarter were generated by Commercial Equipment Finance ($15.2 million), Mezzanine Capital ($4.7 million) and Communications Finance ($3.2 million). The largest gain was from the sale of stock of Corvis Corp., which generated a gain of $15.6 million. These gains were partially offset by losses related to the reduction of investment in a sports franchise ($7.0 million), losses on residuals in Transportation Finance ($5.1 million) and further write-down of Realty Capital's assets held for sale to fair value ($5.1 million).


     Operating expenses. For the first quarter of 2001, operating expenses declined slightly to $55.0 million from $56.8 million in the comparable 2000 quarter. The decrease was primarily due to the cost savings resulting from a reduction in employees (768 at March 31, 2001, compared to 1,508 at March 31, 2000) and lower goodwill amortization ($394 thousand vs. $4.2 million), partially offset by accruals and payments made in connection with employee retention plans and higher professional fees relating to events since March 2000. The higher professional services included increased accounting, legal fees and investment banking fees.

     Reorganization items. Reorganization items reflect income and expense items that are directly associated with the reorganization, as compared to those from the ongoing operations of the business, as required by generally accepted accounting principles for entities in reorganization under the Bankruptcy Code. For the first quarter of 2001, reorganization items included the charge-off of debt origination costs ($15.1 million), professional services fees ($9.6 million), the full amortization of debt discounts ($7.9 million) partially offset by gains from cash settled interest rate swap terminations ($22.2 million) and interest earned ($0.8 million) on the cash retained and invested as a result of the moratorium on payment of interest and principal applicable to FINOVA's outstanding debt.

     Income taxes. Income taxes were provided during the first quarter of 2001 in spite of losses before income taxes for the period, due to taxable income being generated by foreign operations (primarily in the United Kingdom and Canada). Income tax benefits were offset by an increase in the valuation allowance during the 2001 quarter because of the uncertainty of being able to utilize either state or federal net operating loss carryforwards. This also applies to discontinued operations, which provided income taxes on income from foreign operations while recording net pre-tax losses for the period. The effective income tax rates in the first quarter of 2000 were 39.4% for continuing operations and 40.0% for discontinued operations.

     Preferred dividends. Dividends, net of tax paid on $115 million of outstanding Company-obligated mandatory redeemable convertible preferred securities ("TOPrS"), were $946 thousand in both the first quarter of 2001 and 2000. Dividends were accrued but not paid in 2001 since during the first quarter of 2001, in conjunction with the reorganization proceedings, the Company suspended paying dividends on the TOPrs and interest on the underlying convertible debentures.

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

     Losses from discontinued operations in 2001 were $18.7 million (after-tax) and primarily consisted of $12.8 million of charges to value the assets to be sold or liquidated at estimated net realizable amounts, the effects of higher nonaccruing assets and operating losses. Nonaccruing assets in discontinued operations were $433.2 million at March 31, 2001, down $53 million from $486.2 million at December 31, 2000 and up by $293.6 million from $139.6 million at March 31, 2000. Losses in the first quarter of 2000 were principally due to a pre-tax charge to earnings to replenish loss reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business.

Financial Condition, Liquidity and Capital Resources

     The following primarily relates to continuing operations, except as noted.

     Managed assets were $9.88 billion at March 31, 2001 compared to $10.54 billion at December 31, 2000. Included in managed assets at March 31, 2001 were $9.56 billion in funds employed and $321.6 million of securitized assets. The decrease in managed assets was due to prepayments and asset sales accompanied by normal portfolio amortization, partially offset by funded new business of $277.4 million for the three months ended March 31, 2001.

     The reserve for credit losses as it pertains to continuing operations increased to $618 million at March 31, 2001 from $578.8 million at December 31, 2000. At March 31, 2001 and December 31, 2000, the reserve for credit losses was 6.5% and 5.7% of ending managed assets, respectively. The reserve for credit losses as a percent of nonaccruing assets declined to 53% at March 31, 2001, from 62.8% at December 31, 2000, due to the increase in nonaccruing assets. Nonaccruing assets increased to $1.17 billion or 11.8% of ending managed assets at March 31, 2001 from $921.4 million or 8.7% at the end of 2000. The largest increases to nonaccruing assets during the three months of 2001 occurred in Transportation Finance ($85.1 million), Commercial Equipment Finance ($53.8 million), Mezzanine Capital ($50.4 million), Communications Finance ($45.1 million) and Realty Capital ($10.6 million).

     The $85.1 million increase in nonaccruing assets in Transportation Finance involved eight aircraft-secured transactions and one engine-secured transaction. The single largest transaction ($28.2 million) moving to nonaccrual in the first quarter was a 1988 B757 on lease to a scheduled carrier. The other moves to nonaccrual involved two MD-82 aircraft ($21.0 million) on lease to a carrier in bankruptcy at March 31, and subsequent to March 31, leased to the acquirer of that carrier; three 727-200 aircraft ($18.8 million) on operating leases to a scheduled carrier; another MD-82 aircraft ($12.0 million) formerly on lease to a carrier in bankruptcy and sold subsequent to March 31; three DC-9-30 aircraft ($10.6 million) in process of being returned; two 727-200 aircraft ($9.6 million) out on operating leases. FINOVA wrote-off $550 thousand in the first quarter and established $1.45 million of specific reserves on these new nonaccruals.

     The $53.8 million increase in nonaccruing assets in Commercial Equipment Finance was principally due to the addition of a $41.9 million loan to a corporate aircraft charter operator who is experiencing cash flow problems. The balance of the increase was due to the addition of five other accounts affected by the slowing economy. Specific reserves of $2.0 million have been assigned against the total new nonaccruing assets.

     The Mezzanine Capital portfolio has been negatively affected by the weakening economy resulting in more restrictive policies by senior lenders regarding subordinated debt. In addition, the lack of equity support from the traditional equity sponsors of many mezzanine transactions has resulted in a liquidity crisis for a number of our borrowers. The increase in nonaccruing accounts at quarter-end can be largely attributed to the following: violations of senior debt covenants on four transactions totaling $7.1 million leading to payment blockage; three transactions totaling $13.7 million for which the equity sponsors have indicated an unwillingness to provide additional support resulting in a liquidity crisis for those borrowers; one transaction for $10.8 million on which the senior lenders are in disagreement over the borrowing base components; and the weakening economy has severely impacted the business plans of six borrowers totaling $23.8 million, resulting in short to long-term liquidity issues. Specific reserves of $30.4 million have been allocated to the $58.1 million of new nonaccruing assets.

     The $45.1 million increase in the Communications Finance nonaccruing assets is represented by five accounts in six different market niches. The largest increase comes from the internet sector, as two accounts totaling $19.8 million moved into nonaccrual status. Also moving to nonaccruing was a $14.2 million loan to a radio and TV station operator serving numerous markets. An $8.6 million loan to a paging operator was moved into the nonaccrual category in the first quarter. Although interest payments were being made, the move was appropriate in light of the significant softening in the paging industry and the likelihood of a bankruptcy filing. One customer in the cable and security monitoring industry went over 90 days delinquent in payments at the end of March 2001. For these new nonaccrual accounts, specific reserves of $13.8 million have been established as of March 31, 2001.

     The increase in nonaccruing assets in Realty Capital of $10.6 million was primarily attributable to one account for $7.8 million secured by five low-rise office buildings in Orlando, Florida. The properties are experiencing significant occupancy shortages and the transaction matures in the second quarter. The Company designated the Realty Capital unit as being held for sale in the fourth quarter of 2000 and took a charge to write-down its assets to estimated fair value. A revaluation increased the markdown by $5.1 million in the first quarter of 2001.

     Earning impaired assets increased during the three months ended March 31, 2001 to $308.1 million, or 3.1% of ending managed assets, from $235.8 million, or 2.2% of ending managed assets at December 31, 2000. The largest additions to earning impaired assets were in Rediscount Finance ($32.1 million), Healthcare Finance ($28.7 million), Resort Finance ($17.0 million), Realty Capital ($22.5 million) and Mezzanine Capital ($13.1 million). The increase in Rediscount Finance represents one account which operates as a consumer sales finance company based in Florida. The account is considered impaired due to an out of formula condition with the underlying collateral of automobile finance contracts. The increase in Healthcare Finance is attributable to two accounts. One is a participation in a bank facility to finance an operator of skilled nursing and assisted living facilities in California, Texas, and Arizona. The facility is secured by all the assets of the company. The other Healthcare transaction is also a participation for an operator of assisted living facilities. The transaction matured at the end of March with no established plan for refinancing. The increase in Realty Capital is primarily attributable to one account secured by a two-story R&D/Office complex in California. The account was moved to earning impaired status as a result of losing one of its major tenants. The increase in Resort Finance represents one golf-oriented resort in Florida. Sales of timeshare intervals have lagged expectations which in turn has slowed the repayment of FINOVA's acquisition facility. The increase in Mezzanine Capital was primarily attributable to one account ($9.3 million) involved with the paging industry. Although the account continues to pay in a timely manner, the significant softening in the paging industry, along with the uncertainty about the future direction of paging, warranted this classification.

     There can be no assurance that any of the potential transactions noted above will be consummated on anticipated terms.

     The carrying amount of FINOVA's accounts that were 31-90 days delinquent in payment at March 31, 2001 increased to 1.6% of managed assets, from 1.2% of managed assets at the end of 2000. The increases in 31-90 day delinquent accounts were in Transportation Finance ($46.8 million), Resort Finance ($22.6 million) and Franchise Finance ($9.9 million).

     FINOVA's internally generated funds and asset sales financed liquidity during the three months ended March 31, 2001. On February 27, 2001, FINOVA announced a moratorium on repayments of principal on its outstanding bank and bond debt. On March 7, 2001, FINOVA filed for protection from its creditors as noted above to enable it to restructure the timing of its debt repayments. The Reorganization Proceedings seek to enable FINOVA to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

     In 2001, substantially all of FINOVA's interest rate swaps were terminated as a result of the Reorganization Proceedings. Historically, FINOVA entered into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. Therefore, FINOVA's asset and liabilities are not match funded going forward. At termination, the interest rate swaps had an estimated value of approximately $70 million, of which $18.2 were cash settled amortized into income and included as a reorganization item in first quarter's results. Pursuant to the Company's various agreements, the institutions exercised their right to offset the amounts due to the Company, relative to approximately $50 million of the cash termination value of the swaps, against the amount due by the Company on the debt outstanding. No swap termination gains have been recognized on these swaps since the amounts have not been approved by the bankruptcy court.

     At March 31, 2001, FINOVA had $11.1 billion of debt outstanding, including $111.6 million of TOPrS, representing 19.1 times the Company's common equity base of $580.9 million. As a result of its moratorium on debt payments, its subsequent filing of Bankruptcy under Chapter 11 and defaults under various financial covenants under its bank agreements, FINOVA Capital is in default under its debt agreements.

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

Special Note Regarding Forward-Looking Statements

     Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and

Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

          Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

 .    The results of FINOVA's efforts to implement its business strategy, including successful completion of the Reorganization Proceedings. Failure to fully implement its business strategy might result in adverse effects, including materially adverse impacts on its financial position and results of operations. The current focus on maximizing portfolio values and liquidity while minimizing or eliminating new business generation will likely result in financial results that differ materially from prior periods.

 .    The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance, impacting repayment of their obligations. The rate of borrower defaults or bankruptcies may increase. Economic conditions could adversely affect FINOVA's ability to realize gains from sales of assets and investments and estimated residual values. Those items could be particularly sensitive to changing market conditions. Certain changes in fair market values must be reflected in FINOVA's reported financial results.

 .    The cost of FINOVA's capital. That cost has increased significantly as a result of the events of 2000 and will increase further if the Berkadia transaction is consummated. The impact of these developments will be a significant reduction in profit margins.

 .    Loss of employees. FINOVA must retain a sufficient number of employees to continue to monitor and collect its portfolio. Failure to do so could result in additional losses.

 .    Changes in air worthiness directives. These changes could have a significant impact on airplane values, especially FINOVA's portfolio of airplanes, which are of an older vintage.

 .    Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA's financing products. The current financial condition of FINOVA also makes it difficult to record potential tax benefits that may never be recognized.

 .    Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming than anticipated.

 .    Potential liabilities associated with dispositions of assets or lines of business.

 .    Changes in interest rates could adversely affect financial results.

 .    Other risks detailed in FINOVA'S other SEC reports or filings.

          FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

     FINOVA's primary market risk has been exposure to the volatility of interest rates. FINOVA sought to manage interest rate risk and preserve income through a diversified borrowing base and a matched funding policy. A diversified borrowing base consisted of short and long-term debt with a fixed or variable rate. FINOVA's matched funding policy required that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities. Under the matched funding policy, the difference between floating-rate assets and floating-rate liabilities was managed to not exceed 3% of total assets for any extended period.

     As a result of the developments described in the Company's 2000 10-K/A, the Company cannot determine the nature of its borrowing base or achieve a matched funding policy. In addition, substantially all of the Company's interest rate swap agreements were terminated as a result of the bankruptcy filing. During the pendancy of the bankruptcy, the interest rate which will be applied to the Company's debt obligations is also uncertain.

     Since approximately 50% of the Company's assets earn at a floating-rate, any decline in market rates could adversely affect the Company since it would earn less on its assets while the nature of its financing costs is uncertain. Alternatively, any increase in market rates would increase its return on floating-rate assets; however, if its financing costs also become floating any potential increases in asset returns could be offset by rising costs of capital. Until a plan of reorganization is approved and its financing costs determined, the Company does not expect to be able to mitigate its exposure to changes in interest rates.

     Under the terms of Berkadia's commitment, the New Senior Notes will be fixed-rate obligations, at the weighted average rate of the existing debt (excluding default interest or penalties, if any). If LIBOR is above 6%, the Berkadia Loan will be a floating-rate loan; if LIBOR is below 6%, the Berkadia Loan will be fixed at 9%. If this transaction is consummated, a successful strategy to mitigate the Company's exposure to changes in market interest rates could be developed; however, no assurance can be given that the Company will be able to implement any such strategy at an acceptable cost or will seek to do so. In addition, no assurance can be given that the transaction will be consummated.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

       See Part I, Item 1, Note H for a discussion of pending legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
----------------------------------------

     (a)  The following exhibits are filed herewith:

  Exhibit No.                                Document
  -----------  ----------------------------------------------------------------
     12 Computation of Ratio of (Losses) Income to Fixed Charges (interim period).

   4.0.1 Letter Agreement among Berkadia LLC, Berkshire Hathaway Inc., Leucadia National Corporation, FINOVA and FINOVA Capital, dated May 2, 2001, including summaries of proposed terms and conditions for the $6 billion Senior Secured Credit Facility and the New Senior Notes.

     (b)  Report s on Form 8-K:

     A report on Form 8-K dated May 8, 2001 was filed by Registrant which reported under Item 5 the filing by the Company and its subsidiaries in the Bankruptcy Court of a proposed Joint Plan of Reorganization and Disclosure Statement.

                             THE FINOVA GROUP INC.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FINOVA GROUP INC.

                                 (Registrant)

Dated: May 15, 2001      By:  /s/ Bruno A. Marszowski
                              ------------------------------------------------
                              Bruno A. Marszowski, Senior Vice President, Chief
                              Financial Officer and Controller Principal
                              Financial and Accounting Officer

                             THE FINOVA GROUP INC.
                        COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                           MARCH 31, 2001 FORM 10-Q

Exhibit No.                             Document
----------     ----------------------------------------------------------------
     12        Computation of Ratio of (Losses) Income to Fixed Charges (interim period).

    4.0.1 Letter Agreement among Berkadia LLC, Berkshire Hathaway Inc., Leucadia National Corporation, FINOVA and FINOVA Capital, dated May 2, 2001, including summaries of proposed terms and conditions for the $6 billion Senior Secured Credit Facility and the New Senior Notes.