Form 10-Q
period 2001-06-30
FINOVA GROUP INC
filed 2001-08-01
CIK 883701

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

                 For the Quarterly Period Ended June 30, 2001

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

                                 Yes  X  No__
                                     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 31, 2001, approximately 61,150,000 shares of Common Stock ($0.01 par value) were outstanding.


================================================================================

                             THE FINOVA GROUP INC.

                               TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
Part I       Financial Information                                                                          1

     Item 1. Financial Statements                                                                           1
             Condensed Consolidated Balance Sheets                                                          1
             Condensed Statements of Consolidated Operations                                                2
             Condensed Statements of Consolidated Cash Flows                                                3
             Notes to Interim Condensed Consolidated Financial Information                                  4

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         14

     Item 3. Quantitative and Qualitative Disclosure About Market Risk                                     22

Part II      Other Information                                                                             23

     Item 1. Legal Proceedings                                                                             23

     Item 6. Exhibits and Reports on Form 8-K.                                                             24

     Signatures                                                                                            25

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                             THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                             June 30,                December 31,
                                                                               2001                      2000
-----------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                  $   2,750,669            $     699,228
Investment in financing transactions:
  Loans and other financing contracts                                          6,672,898                7,835,698
  Direct financing leases                                                        497,472                  557,471
  Operating leases                                                               477,583                  561,698
  Leveraged leases                                                               220,160                  803,581
  Financing contracts held for sale                                              690,996                  421,956
-----------------------------------------------------------------------------------------------------------------
                                                                               8,559,109               10,180,404
  Less reserve for credit losses                                                (686,650)                (578,750)
-----------------------------------------------------------------------------------------------------------------
Net investment in financing transactions                                       7,872,459                9,601,654
Investments                                                                      283,343                  285,934
Goodwill, net of accumulated amortization                                         43,901                   45,417
Other assets                                                                     431,559                  294,630
Net assets of discontinued operations                                            456,466                1,162,223
-----------------------------------------------------------------------------------------------------------------
                                                                           $  11,838,397            $  12,089,086
=================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities not subject to Chapter 11 proceedings:
   Accounts payable and accrued expenses                                   $      30,853            $
Liabilities subject to Chapter 11 proceedings:
   Secured:
     Fixed-rate nonrecourse notes                                                  2,820                    5,813
   Unsecured:
     Accounts payable and accrued expenses                                       144,408                  128,311
     Interest payable                                                            372,951                  129,402
     Senior debt                                                              10,991,563               10,991,874
     Deferred income taxes, net                                                   38,748                   49,202
-----------------------------------------------------------------------------------------------------------------
                                                                              11,581,343               11,304,602
-----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible
  debentures of FINOVA, net of expenses ("TOPrS")                                111,550                  111,550
Shareowners' equity:
  Common stock, $0.01 par value, 400,000,000 shares authorized,
  64,849,000 shares issued                                                           648                      648
  Additional capital                                                           1,113,317                1,107,575
  Retained deficit                                                              (795,646)                (283,435)
  Accumulated other comprehensive (loss) income                                     (117)                  15,154
  Common stock in treasury, 3,698,000 and 3,554,000 shares,
   respectively                                                                 (172,698)                (167,008)
-----------------------------------------------------------------------------------------------------------------
                                                                                 145,504                  672,934
-----------------------------------------------------------------------------------------------------------------
                                                                           $  11,838,397            $  12,089,086
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

                             THE FINOVA GROUP INC.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Dollars in Thousands, except per share data)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                       2001             2000            2001             2000
---------------------------------------------------------------------------------------------------------------------------------
Interest, fees and other income                                    $    161,670     $    237,194    $    377,303     $    479,259
Financing lease income                                                   19,990           24,759          40,326           49,889
Operating lease income                                                   15,990           27,105          39,397           54,342
---------------------------------------------------------------------------------------------------------------------------------
Income earned from financing transactions                               197,650          289,058         457,026          583,490
Interest expense                                                        158,715          151,042         331,265          292,857
Operating lease depreciation                                             26,349           17,234          47,180           33,072
---------------------------------------------------------------------------------------------------------------------------------
Interest margins earned                                                  12,586          120,782          78,581          257,561
Provision for credit losses                                             162,999            9,212         224,749           30,110
---------------------------------------------------------------------------------------------------------------------------------
Net interest margins earned                                            (150,413)         111,570        (146,168)         227,451
(Losses) gains on investments and disposal of assets                   (261,155)          13,463        (254,504)          34,493
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (411,568)         125,033        (400,672)         261,944
Operating expenses                                                       39,976           35,935          94,964           92,760
Reorganization items (income)                                           (17,675)                          (8,056)
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income
 taxes and  preferred dividends                                        (433,869)          89,098        (487,580)         169,184
Income tax benefit (expense)                                                296          (32,476)         (2,047)         (64,036)
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before
 preferred dividends                                                   (433,573)          56,622        (489,627)         105,148
Preferred dividends, net of tax in 2000                                   2,238              945           3,184            1,891
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                               (435,811)          55,677        (492,811)         103,257
Discontinued operations (net of a tax expense of $428
 and a net tax benefit of $8,402 for the three months
 ended June 30, 2001 and 2000, respectively and net of
 a tax expense of $1,157 and a net tax benefit of
 $33,193 for the six months ended June 30, 2001 and 2000,
 respectively)                                                            4,543          (12,744)         (1,403)         (49,912)
Net loss on disposal of operations                                       (5,197)                         (17,997)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $   (436,465)    $     42,933    $   (512,211)    $     53,345
=================================================================================================================================

Basic (loss) earnings per share:
(Loss) income from continuing operations                           $      (7.14)    $       0.91    $      (8.07)    $       1.69
Loss from discontinued operations                                         (0.01)           (0.21)          (0.32)           (0.81)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                                        $      (7.15)    $       0.70    $      (8.39)    $       0.88
=================================================================================================================================
Adjusted weighted average shares outstanding                         61,019,000       61,000,000      61,044,000       60,955,000
=================================================================================================================================

Diluted (loss) earnings per share:
(Loss) income from continuing operations                           $      (7.14)    $       0.89    $      (8.07)    $       1.64
Loss from discontinued operations                                         (0.01)           (0.20)          (0.32)           (0.78)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                                        $      (7.15)    $       0.69    $      (8.39)    $       0.86
=================================================================================================================================
Adjusted weighted average shares outstanding                         61,019,000       63,938,000      61,044,000       64,243,000
=================================================================================================================================

Dividends per common share                                         $                $       0.18    $                $       0.36
=================================================================================================================================

See notes to interim consolidated condensed financial statements.

bPAGE>

                             THE FINOVA GROUP INC.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)



-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Six Months Ended June 30,
                                                                                             2001                     2000
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                                  $  210,651               $   130,583
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Proceeds from disposal of leases and other owned assets                                     20,912                    55,860
  Proceeds from sales of investments                                                          31,897                    55,950
  Proceeds from loan sales                                                                    18,950                   413,517
  Principal collections on financing transactions                                          1,590,190                 1,091,585
  Expenditures for investments and other income producing activities                         (37,704)                  (30,437)
  Expenditures for financing transactions                                                   (470,152)               (1,742,555)
  Recoveries of loans previously written-off                                                   3,533                       364
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       1,157,426                  (155,716)
-------------------------------------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES:

  Net change in commercial paper and short term borrowings                                                           1,261,295
  Proceeds from issuance of term notes                                                                                 120,000
  Repayment of term notes                                                                     (2,993)                 (915,900)
  Proceeds from exercise of stock options                                                                                1,308
  Dividends                                                                                                            (22,049)
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                          (2,993)                  444,654
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                      686,357                   (88,939)
-------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      2,051,441                   330,582

CASH AND CASH EQUIVALENTS, beginning of period                                               699,228                   100,344

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,  end of period                                                 $2,750,669               $   430,926
===============================================================================================================================


See notes to interim consolidated condensed financial statements.

                             THE FINOVA GROUP INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            (Dollars in thousands in tables, except per share data)

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

     The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the quarter and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, which describes significant business developments culminating in the March 2001 filing for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware.

     Certain reclassifications have been made to reflect discontinued operations. These reclassifications resulted from the Company's decision in the third quarter of 2000 to sell or liquidate some of its more broad based businesses and focus on its niche based businesses. The businesses discontinued include Corporate Finance, Business Credit, Growth Finance, Distribution & Channel Finance and Commercial Services. See Note F for more information on discontinued operations. Certain other reclassifications have been made to the prior years consolidated financial statements to conform with the 2001 presentation.

Going Concern

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). During the year ended December 31, 2000 and the first half of 2001, the Company experienced a significant deterioration in the credit quality of its portfolio, the loss of its investment grade credit ratings and the resulting loss of access to capital and increased cost of funds. The Company was not in compliance with its debt covenants as of December 31, 2000 and, along with eight of its direct or indirect subsidiaries, filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on March 7, 2001. As further discussed in Note G, a reorganization plan (the "Plan") has been filed with the bankruptcy court which, if approved, may result in the adjustment of the carrying amounts of assets and liabilities in accordance with the "Fresh-Start" reporting provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy code" ("SOP 90-7"). Under these provisions, assets and liabilities may be restated to the then-current values as defined in the Statement of Position.

     These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including the confirmation of the Plan and successful execution of management's plans for the collection of its portfolio. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern or should the company adopt the Fresh-Start reporting provisions of SOP 90-7 upon emergence from bankruptcy proceedings.

Bankruptcy Accounting

     Entering a reorganization, although a significant event, does not ordinarily affect or change the application of GAAP followed by a company. The accompanying financial statements have been prepared assuming that FINOVA will continue as a going concern in accordance with SOP 90-7. As such, asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

Reporting upon Emergence from Bankruptcy

     Upon emergence from Chapter 11, the provisions of SOP 90-7 may require assets to be stated at their reorganization value under Fresh-Start reporting. Additionally, SOP 90-7 will require liabilities to be stated at the present value of amounts expected to be paid, discounted at appropriate interest rates.

     If Fresh-Start reporting is required, the reorganization value of assets will be determined by discounting expected future cash flows at interest rates reflecting the business and financial risks involved, which would be allocated to individual assets in accordance with the procedures specified for assets acquired in a business combination under purchase accounting. As interest rates reflecting the business and financial risks involved are expected to exceed contractual interest rates, asset values may be significantly less than current carrying amounts upon emergence from Chapter 11.

     The stated value of liabilities may be less than the face amount of such liabilities, primarily if the contractual rate on the new senior notes is less than an appropriate market interest rate for those obligations. This difference may be reflected in the market price of the New Senior Notes during a short period of time following their issuance upon emergence from Chapter 11.

     Any interest rate or market value related discounts or premiums recorded on assets and liabilities as a result of the application of SOP 90-7 will be amortized against future reported income or loss.

Liabilities Subject to Chapter 11 Proceedings

     Liabilities subject to Chapter 11 proceedings, including claims that become known after the petition date, are reported at their expected allowable claim amount in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." To the extent that the amounts of claims change as a result of actions in the bankruptcy case or other factors, the recorded amount of liabilities subject to Chapter 11 proceedings will be adjusted. FINOVA has revised accrued interest through June 30, 2001, to the post-petition interest rates used to determine payment of interest upon emergence from bankruptcy, which is approximately $37 million less than contractual interest rates including fees and default interest.
Reorganization Items

     Reorganization items are income and expenses that are realized or incurred by FINOVA because it is in reorganization. For the three and six months ended June 30, 2001, reorganization items resulted in income of $17.7 million and $8.1 million, respectively. The components of reorganization items are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                           Three Months            Six Months
                                                                              Ended                  Ended
                                                                          June 30, 2001          June 30, 2001
---------------------------------------------------------------------------------------------------------------
Unamortized gains on terminated and cash settled interest rate swaps              $ 1,745             $ 23,942
Interest income earned on unpaid interest and debt payments                        17,519               18,323
Unamortized debt origination costs                                                                     (15,095)
Professional service fees                                                          (1,589)             (11,188)
Unamortized debt discounts                                                                              (7,926)
---------------------------------------------------------------------------------------------------------------
Total reorganization items                                                        $17,675             $  8,056
===============================================================================================================

     The financial statements of the Company are substantially the same as the financial statements of the entities in bankruptcy.

Corporate Offices - Operating Leases

     In connection with the Reorganization Proceedings, the Company has indicated its intention to reject a number of the lease agreements for its office space. As a result, the obligations to make the lease payments reflected in the 2000 10-K/A (see Note U to Notes to Consolidated Financial Statements) may be reduced. Management is exploring alternative facilities for its operations and is in negotiation with some of the landlords to determine whether acceptable concessions can be made for continued use of all or portions of the space at those facilities.

NOTE B    SIGNIFICANT ACCOUNTING POLICIES

Other Comprehensive Income

     The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive (loss) income was $(435.5) million and $22.9 million for the three months ended June 30, 2001 and 2000, respectively and $(527.5) million and $23.0 million for the six months ended June 30, 2001 and 2000, respectively. The primary component of comprehensive (loss) income other than the net (loss) income of $512.2 million for the six months ended June 30, 2001 was a change in net unrealized gains on securities.

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

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

     Management plans to adopt the provisions of SFAS No. 141 for any business combination accounted for by the purchase method that is completed after June 30, 2001. Management will consider adopting SFAS No. 142 upon FINOVA's emergence from Chapter 11. Management does not believe the adoption of the provisions of SFAS No's. 141 and 142 will have a material impact on FINOVA's results of operations and financial position.

NOTE C    SEGMENT REPORTING

     FINOVA's business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management has not yet determined whether its reportable segments will be reorganized as a result of its pending reorganization proceedings. Management historically relied principally on total revenue, (loss) income before taxes and allocations and managed assets in evaluating the business performance of each reportable segment.

     Total net revenue is the sum of interest margins earned and (losses) gains on investments and disposal of assets. (Loss) income before taxes and allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations.

     The Company expects that managed assets in all segments will decline significantly over the next several years as available cash flow will be used principally for debt service rather than the funding of new business.

     Information for FINOVA's reportable segments that are part of continuing operations as of and for the six months ended June 30, 2001 and 2000, reconciles to FINOVA's consolidated totals as follows:


----------------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended June 30
                                                                               2001                       2000
----------------------------------------------------------------------------------------------------------------
Total net revenue:
  Specialty Finance                                                     $    (177,990)            $      187,381
  Commercial Finance                                                           18,018                     28,839
  Capital Markets                                                              24,944                     79,779
  Corporate and other                                                         (40,895)                    (3,945)
----------------------------------------------------------------------------------------------------------------
Consolidated total                                                      $    (175,923)            $      292,054
================================================================================================================
Income (loss) before income taxes, preferred dividends and allocations:
  Specialty Finance                                                     $    (280,851)            $      148,018
  Commercial Finance                                                            4,032                     23,400
  Capital Markets                                                             (13,976)                    22,364
  Corporate and other, overhead and unallocated provision for credit         (196,785)                   (24,598)
 losses
----------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes and
 preferred dividends                                                    $    (487,580)            $      169,184
================================================================================================================
----------------------------------------------------------------------------------------------------------------
                                                                                          As of June 30,
                                                                             2001                       2000
----------------------------------------------------------------------------------------------------------------
Managed assets:
  Specialty Finance                                                     $   7,080,870             $    8,615,264
  Commercial Finance                                                        1,095,259                  1,127,204
  Capital Markets                                                             626,637                    950,625
  Corporate and other                                                          52,228                     64,880
----------------------------------------------------------------------------------------------------------------
Consolidated total                                                      $   8,854,994             $   10,757,973
Less securitizations                                                          295,885                    420,679
----------------------------------------------------------------------------------------------------------------
Investment in financing transactions                                    $   8,559,109             $   10,337,294
================================================================================================================

NOTE D                 (LOSS) EARNINGS PER SHARE

     Basic earnings or losses per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings or losses per share reflect the potential dilution that could occur if options and convertible preferred stock were exercised or converted into common stock, at assumed rates of conversion. Basic and diluted (loss) earnings per share calculations are presented for the six months ended June 30, 2001 and 2000 on the Condensed Statements of Consolidated Operations and are detailed below:

---------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                                   2001              2000                    2001           2000
---------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share Computation:

(Loss) income from continuing operations       $    (435,811)      $      55,677          $    (492,811)     $     103,257
===========================================================================================================================

Weighted average shares outstanding               61,153,000          61,286,000             61,178,000         61,241,000
Contingently issued shares                          (134,000)           (286,000)              (134,000)          (286,000)
---------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                  61,019,000          61,000,000             61,044,000         60,955,000
===========================================================================================================================

Basic (loss) income from                       $       (7.14)      $        0.91          $       (8.07)     $        1.69
 continuing operations per share
===========================================================================================================================

Diluted (Loss) Earnings Per Share
Computation:

(Loss) income from continuing                  $    (435,811)      $      55,677          $    (492,811)     $     103,257
 operations
Preferred dividends, net of tax                                              945                                     1,891
---------------------------------------------------------------------------------------------------------------------------
(Loss) income before preferred                 $    (435,811)      $      56,622          $    (492,811)     $     105,148
 dividends
===========================================================================================================================

Weighted average shares outstanding               61,153,000          61,286,000             61,178,000         61,241,000
Contingently issued shares                          (134,000)           (286,000)              (134,000)          (286,000)
Incremental shares from assumed conversion:
Stock options                                                                                                      350,000
Convertible preferred securities                                       2,938,000                                 2,938,000
---------------------------------------------------------------------------------------------------------------------------
Total potential dilutive common shares                                 2,938,000                                 3,288,000
---------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                  61,019,000          63,938,000             61,044,000         64,243,000
===========================================================================================================================

Diluted (loss) income from continuing          $       (7.14)      $       $0.89          $       (8.07)     $        1.64
  operations per share
===========================================================================================================================

NOTE E    PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at June 30, 2001.

                     INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                                 June 30, 2001
                            (Dollars in Thousands)

                                            Revenue Accruing                         Nonaccruing
                              -------------------------------------------------     ------------------------
                              Performing at
                               Contractual                  Repossessed               Repossessed   Lease &    Total Carrying
                                 Terms          Impaired       Assets      Impaired      Assets      Other        Amount        %
                              -------------------------------------------    --------------------------------    -------------------
Specialty Finance Group
  Transportation Finance      $   1,356,308   $  117,161   $            $  364,788    $           $           $ 1,838,257     21.6
  Resort Finance                  1,258,999      156,843      12,635       207,675       4,610                  1,640,762     19.2
  Franchise Finance                 750,635        8,111                    88,779       1,623          74        849,222      9.9
  Healthcare Finance                450,130       66,989       1,417       239,372                   5,606        763,514      8.9
  Specialty Real Estate             628,045        5,972      24,840        10,121       7,546                    676,524      7.9
  Finance
  Commercial Equipment Finance      390,492                                 51,634       5,824       9,958        457,908      5.3
  Communications Finance            264,362                                180,391                                444,753      5.2
  Public Finance                    108,847                                  5,199                                114,046      1.3
                              -------------   ----------   ---------    ----------    --------    --------    -----------    -----
                                  5,207,818      355,076      38,892     1,147,959      19,603      15,638      6,784,986     79.3
                              -------------   ----------   ---------    ----------    --------    --------    -----------    -----
Commercial Finance Group
  Rediscount Finance                921,379       49,605           5       119,942       4,328                  1,095,259     12.8
                              -------------   ----------   ---------    ----------    --------    --------    -----------    -----
                                    921,379       49,605           5       119,942       4,328                  1,095,259     12.8
                              -------------   ----------   ---------    ----------    --------    --------    -----------    -----
Capital Markets Group
  Realty Capital                    283,183       22,514                    19,095       4,558                    329,350      3.8
  Mezzanine Capital                 158,489        8,104                   105,609                                272,202      3.2
  Investment Alliance                16,369        4,241                     4,475                                 25,085      0.3
                              -------------   ----------   ---------    ----------    --------    --------    -----------    -----
                                    458,041       34,859                   129,179       4,558                    626,637      7.3
                              -------------   ----------   ---------    ----------    --------    --------    -----------    -----

Other                                52,227                                                                        52,227      0.6
                              -------------   ----------   ---------     ---------    --------    --------    -----------    -----
Total Continuing Operations       6,639,465      439,540      38,897      1,397,080      28,489      15,638      8,559,109   100.0
 (1)                          -------------   ----------   ---------     ----------   ---------   ---------   ------------   =====

Discontinued Operations (2)         342,908                                 138,974       4,266       4,174        490,322
                              -------------   ----------   ---------     ---------    --------    --------    -----------
TOTAL                         $   6,982,373   $  439,540   $  38,897     $1,536,054     $32,755   $  19,812   $  9,049,431
                              =============   ==========   =========     ==========     =======   =========   ============


NOTES:
(1) Excludes $295.9 million of assets sold which the Company manages, $186.1 million in Commercial Equipment Finance and $109.8 million in Franchise Finance.
(2) Discontinued nonaccruing contains gross assets of $369.4 million less $222.0 million of net realizable value adjustments, at June 30, 2001.
                                 __________________________________

Financing Contracts Held for Sale

     Financing contracts held for sale are carried at the lower of cost or market with adjustment, if any, recorded in operations. During 2000, the Company designated loans generated by the Realty Capital line of business as being held for sale and recorded a loss of $43.2 million to write-down the assets to their estimated sales price and recorded an additional loss of $5.1 million during the first quarter of 2001. During the second quarter of 2001, the Company designated leveraged leases generated by the Transportation Finance line of business as being held for sale and recorded a loss of $198.1 million to write-down the assets to their estimated sales price.

     The following table presents the balances and changes in FINOVA's financing contracts held for sale:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                       Transportation
                                                               Realty Capital             Finance                    Total
--------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000 (net of a $43.2 million mark-down)          $421,956               $                          $ 421,956
   Runoff (amortization and prepayments), net of fundings            (41,516)                                           (41,516)
   Additional mark-down to estimated sales price                      (5,147)                                            (5,147)
--------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2001                                                 375,293                                            375,293
   Runoff (amortization and prepayments), net of fundings            (45,944)                                           (45,944)
   Assets reclassified to held for sale                                                       559,717                   559,717
   Mark-down to estimated sales price                                                        (198,070)                 (198,070)
--------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2001                                                 $329,349               $  361,647                 $ 690,996
================================================================================================================================

Reserve for Credit Losses

     The reserve for credit losses at June 30, 2001 represents 8.4% of the Company's investment in financing transactions (excluding financing contracts held for sale) and securitized assets. Changes in the reserve for credit losses were as follows:


                       --------------------------------------------------------------------------------------
                                                                             Six Months Ended June 30,
                                                                      2001                             2000
                       --------------------------------------------------------------------------------------
                       Balance, beginning of year                  $ 578,750                         $178,266
                       Provision for credit losses                   224,749                           30,110
                       Write-offs                                   (120,263)                         (31,735)
                       Recoveries                                      3,499                              362
                       Other                                             (85)                             301
                       --------------------------------------------------------------------------------------
                       Balance, end of period                      $ 686,650                         $177,304
                       ======================================================================================

     At June 30, 2001, the total carrying amount of impaired loans was $1.8 billion, of which $439.5 million were revenue accruing. A specific impairment reserve for credit losses of $331.0 million has been established for $888.2 million of nonaccruing impaired loans. Additionally, $7.6 million was established for other accounts. As a result, 49.3% of FINOVA's reserve for credit losses is allocated to specific reserves. The remaining $348.1 million or 50.7% of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

     At June 30, 2001, discontinued operations included $369.4 million of nonaccruing assets (before $222 million of net realizable value adjustments). Since the assets of the discontinued operations have been written down to estimated net realizable value, no reserves for credit losses are carried against those assets.

NOTE F      DISCONTINUED OPERATIONS

     During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its Corporate Finance, Distribution & Channel Finance and Commercial Services lines of business. As a result, the Company has reported these lines of business as discontinued operations in accordance with Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

     At June 30, 2001 and 2000, FINOVA had total net assets of discontinued operations of the following:

           -----------------------------------------------------------------------------------------------
                                                                                           June 30,
                                                                                  2001                2000
           -----------------------------------------------------------------------------------------------
           Investment in financing transactions                              $ 490,322         $ 2,792,903
           Investments                                                           1,656               4,744
           Other assets                                                                            115,829
           Due to clients                                                                         (166,419)
           Accounts payable and accrued expenses                               (35,512)             (5,793)
           -----------------------------------------------------------------------------------------------
           Net assets of discontinued operations                             $ 456,466         $ 2,741,264
           -----------------------------------------------------------------------------------------------

     Loss from discontinued operations in the Condensed Statements of Consolidated Operations for the quarters ended June 30, 2001 and 2000 were as follows:


          -----------------------------------------------------------------------------------------------
                                                                              Three Months Ended June 30,
                                                                                 2001              2000
          -----------------------------------------------------------------------------------------------
           Discontinued operations, net of tax                               $   4,543         $  (12,744)
          ===============================================================================================

     The cumulative net loss on disposal of operations is comprised of the following adjustments from September 30, 2000 (quarter of discontinuance):

          -----------------------------------------------------------------------------------------------
          As of September 30, 2000 on a pre-tax basis:
            Net realizable value mark-downs                                                    $ (232,760)
            Goodwill charged-off                                                                 (107,338)
            Proceeds in excess of assets sold                                                      29,172
            Accrued expenses                                                                      (44,497)
            Income tax benefit                                                                    140,570
          -----------------------------------------------------------------------------------------------
          Net loss on disposal of operations as of September 30, 2000                            (214,853)
            Additional net realizable value mark-downs                                           (114,751)
            Additional accrued expenses                                                           (18,200)
            Income tax benefit                                                                     10,093
          -----------------------------------------------------------------------------------------------
          Net loss on disposal of operations as of December 31, 2000                             (337,711)
            Additional net realizable value mark-downs                                            (12,800)
          -----------------------------------------------------------------------------------------------
          Net loss on disposal of operations as of March 31, 2001                                (350,511)
            Additional net realizable value mark-downs                                             (5,197)
          -----------------------------------------------------------------------------------------------
          Net loss on disposal of operations as of June 30, 2001                               $ (355,708)
          ===============================================================================================

     The additional $5.2 million of net realizable value mark-downs in the second quarter of 2001 were attributable to a further deterioration in the Distribution & Channel Finance portfolio.

NOTE G    REORGANIZATION PROCEEDINGS

     As discussed more fully in the 2000 10-K/A, FINOVA and FINOVA Capital have entered into a proposed transaction with Berkshire Hathaway Inc. ("Berkshire"), Leucadia National Corporation ("Leucadia") and Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire and Leucadia. The terms of the proposed transaction, as amended, form the basis for FINOVA's Third

Amended and Restated Joint Plan of Reorganization of Debtors under Chapter 11 of the Bankruptcy Code. The Plan was submitted to the creditors and equity interest holders for approval and is subject to confirmation by the Bankruptcy Court. The voting deadline was August 1, 2001. The results of the voting are not yet known.

     The Plan generally provides for Berkadia to make a secured loan of up to $6 billion to FINOVA Capital. Pursuant to the Plan, the proceeds of that loan, along with available cash on hand, is expected to be used to pay the holders of allowed unsecured claims against FINOVA Capital a cash payment equal to 70% of those claims plus 100% of the pre- and post-petition interest with respect to those claims. In addition, 7.5% New Senior Notes are expected to be issued by FINOVA having a principal amount equal to 30% of those claims. Depending on the amount and nature of other allowed claims, the creditors will receive reinstatement, cash or a combination of cash and new senior notes. In the case of allowed secured claims, the Plan also permits the surrender of the asset securing the claim. The terms of the New Senior Notes are described more fully in the Company's Report on Form 8-K filed with the SEC on June 22, 2001.

     The confirmation hearing on the Plan is currently scheduled for August 10, 2001. If the court confirms the Plan on that date, the earliest effective date for the Plan and the consummation of the Berkadia loan would be August 21, 2001. Berkadia's $6 billion loan commitment expires on August 31, 2001, absent agreement to extend that date.

NOTE H    COMMITMENT & CONTINGENCIES

Legal Proceedings

     FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA's financial position, results of operations or cash flows. One or more of the following matters could have a material adverse impact on FINOVA's financial position, results of operations or cash flow.

     Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purported to be on behalf of all those who purchased FINOVA Capital's 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

     In an order by the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re:
FINOVA Group Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System ("LSERS") as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The consolidated amended complaint generally alleged that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA's stock price, among other reasons. Among other things, the complaint sought unspecified damages for losses incurred by shareowners, plus interest, and other relief, and rescission with regard to the notes purchased.

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

     Another lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler against several former officers of Sirrom Capital Corporation. In various agreements entered into in connection with the Sirrom acquisition, FINOVA had agreed to indemnify the former officers of Sirrom named as defendants. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and with the exchange of Sirrom stock for FINOVA stock as a result of the acquisition. The plaintiffs agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

     On January 4, 2001, the United States District Court for the Middle District of Tennessee granted a motion brought by FINOVA and the other defendants to transfer the Cartwright and Sirrom Partners cases to the United States District Court for the District of Arizona. The plaintiff in Caldwell Travel agreed to dismiss that case without prejudice. Pursuant to a Stipulation and Order entered in March 2001, the Cartwright case was consolidated for all purposes with the previous five cases in the FINOVA Group Securities Litigation, and the Sirrom Partners case was consolidated for all pre-trial purposes.

     On May 4, 2001, the lead plaintiffs filed a Second Amended Consolidated Complaint for all of the consolidated and transferred actions pending in the United States District Court in Arizona. Among other things, the Second Amended Consolidated Complaint expanded the original class period for the shareholder class to all those who had purchased FINOVA Common Stock, and certain debt securities, between January 14, 1999 and November 13, 2000. It also asserted claims on behalf of a purported subclass of those who exchanged shares of Sirrom stock for FINOVA stock in connection with the 1999 Sirrom acquisition.

     By agreement of the parties, the time for the defendants to answer or move to dismiss the Second Amended Consolidated Complaint was extended to August 24, 2001. After extensive negotiations, the parties reached an agreement in principle to resolve all of the various claims in the Consolidated Securities Litigation, including the claims in the Tennessee actions that had been transferred and consolidated in January, and the claims asserted in the Tennessee state court action brought by Ronald Benkler. As described more fully below, the Company, FINOVA Capital and seven of their subsidiaries have been petitioners in a jointly administered Chapter 11 proceeding filed on March 7, 2001, and currently pending in the United States Bankruptcy Court for the District of Delaware. This agreement in principle remains subject to several material conditions, including the approval from the Bankruptcy Court, the United States District Court in Arizona, and the court-appointed rehabilitator of one of the Company's carriers. On July 25, 2001, the Company filed a motion with the Bankruptcy Court seeking authorization to enter into the settlement agreement, and to take the actions necessary to proceed with implementation of the settlement. The Company anticipates that the hearing on this motion will be held on August 10, 2001.

     There have also been two shareowners' derivative lawsuits filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions seek unspecified money damages and other relief. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA's loss reserves. The Plan of Reorganization in the Company's bankruptcy case provides that the Company may enforce any claims or causes of action arising before or after the petition that the Company has against any entity or person, that the Company may pursue or abandon such claims or causes of action as it deems appropriate, and that no creditor or shareholder may pursue or commence such litigation, whether direct or derivative, in regard to such claims and causes of action.

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

     FINOVA obtained orders from the bankruptcy court on the first day permitting FINOVA to continue its operations in the ordinary course including honoring its obligations to borrowers. The orders also permit the filing entities to pay certain pre- and post-petition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors. The cases have been jointly administered.

     On May 2, 2001, FINOVA and the other filing subsidiaries filed a proposed Joint Plan of Reorganization and Disclosure Statement which was subsequently amended three times. The Third Amended Joint Plan of Reorganization has been sent to creditors and equity interest holders for approval, along with the related updated Disclosure Statement. The voting deadline for approval of the Plan was August 1, 2001. The confirmation hearing is scheduled for August 10, 2001. See Note G for more information regarding the reorganization proceedings.

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  -------    ---------------------------------------------------------------
                            RESULTS OF OPERATIONS.
                            ----------------------

               COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001
                     TO THE SIX MONTHS ENDED JUNE 30, 2000

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

     On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt (the "Reorganization Proceedings"). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA's access to lower cost capital in the public and private markets. Those events have generally been described in The FINOVA Group Inc. Form 10-K/A for the year ended December 31, 2000 (the "2000 10-K/A") that has been filed with the Securities and Exchange Commission.

Recent Developments and Business Outlook

     As discussed more fully in the 2000 10-K/A, FINOVA and FINOVA Capital have entered into a proposed transaction with Berkshire Hathaway Inc. ("Berkshire"), Leucadia National Corporation ("Leucadia") and Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire and Leucadia. The terms of the proposed transaction, as amended, form the basis for FINOVA's Third Amended and Restated Joint Plan of Reorganization of Debtors under Chapter 11 of the Bankruptcy Code (the "Plan"). The Plan was submitted to the creditors and equity interest holders for approval. The voting deadline was August 1, 2001. The results of the voting are not yet known.

     The Plan generally provides for Berkadia to make a secured loan of up to $6 billion to FINOVA Capital. Pursuant to the Plan, the proceeds of that loan, along with available cash on hand, is expected to be used to pay the holders of allowed unsecured claims against FINOVA Capital a cash payment equal to 70% of those claims plus 100% of the pre- and post-petition interest with respect to those claims. In addition, 7.5% New Senior Notes are expected to be issued by FINOVA having a principal amount equal to 30% of those claims. Depending on the amount and nature of other allowed claims, the creditors will receive reinstatement, cash or a combination of cash and new senior notes. In the case of allowed secured claims, the Plan also permits the surrender of the asset securing the claim. The terms of the New Senior Notes are described more fully in the Company's Report on Form 8-K filed with the SEC on June 22, 2001.

     The confirmation hearing on the Plan is currently scheduled for August 10, 2001. If the court confirms the Plan on that date, the earliest effective date for the Plan and the consummation of the Berkadia loan would be August 21, 2001. Berkadia's commitment to lend FINOVA the $6 billion expires August 31, 2001, absent agreement to extend that date.

     In July 2001, FINOVA sold of $303.3 million, net of previously established markdown of $27.0 million Realty Capital assets for proceeds of $303.3 million. remaining assets in Realty Capital total $26.9 million, net of a $11.9 million mark-down to their estimated selling price.

Results of Operations

     The results for the six months of 2001 reflected a continuation of trends noted in the 2000 10-K/A. These results were adversely impacted by some of the events of 2000 and a continued softening of the U.S. and international economies. Significant items included the valuation of assets held for sale, increases in delinquencies, write-offs, higher nonaccruing assets and cost of funds (resulting in lower interest margins earned) and the inability to recognize tax benefits.

     For the six months ended June 30, 2001, FINOVA reported a net loss of $512.2 million or $8.39 per diluted share compared to net income of $53.3 million or $0.86 per diluted share for the six months of 2000. The 2001 results included a net loss from continuing operations of $492.8 million or $8.07 per diluted share and a net loss from discontinued operations of $19.4 million or $0.32 per diluted share.

This compares to income from continuing operations for the six months of 2000 of $103.3 million or $1.64 per diluted share and a net loss from discontinued operations of $49.9 million or $0.78 per diluted share.

Continuing Operations

     Loss from Continuing Operations. The decline in results for the six months of 2001 when compared to the same period in 2000 was primarily due to the following:
  . Losses on investments and disposal of assets, caused primarily by valuation adjustments for assets designated as held for sale.
  . Higher loss provisions to bolster the reserve for credit losses in response to continued increases in impaired and nonearning assets.
  . A higher level of nonaccruing assets due in part to the continued softening economy.
  .  Increases in the Company's cost of funds.
  . The inability to recognize any federal and state income tax benefits in 2001.

     Interest margins earned. Interest margins earned represents the difference between (a) interest, fee, lease and other income earned from financing transactions and (b) interest expense and depreciation on operating leases. Interest margins earned in the six months of 2001 declined from the comparable period in 2000 by $179.0 million to $78.6 million due to a higher level of nonaccruing assets (which totaled $1.4 billion at June 30, 2001), a higher cost of funds and a reduction in managed assets. Interest margins earned do not include $18.3 million of interest earned on cash and cash equivalents since March 7, 2001. Interest margins earned as a percentage of average earning assets declined to 2.0% in the period from 5.3% in the six months of 2000. The higher cost of funds was the result of the events of 2000, primarily the various downgrades of FINOVA Capital's senior debt and the elimination of its commercial paper program resulting in draw downs under its back-up bank facilities. Through June 30, 2001, FINOVA has accrued post-petition interest at rates used to determine payment of interest upon emergence from bankruptcy, which is approximately $37 million less than contractual interest rates including fees and default interest.

     The portfolio (ending managed assets) declined to $8.9 billion at June 30, 2001 from $10.8 billion at June 30, 2000. The reduction was primarily due to portfolio runoff and the curtailment of new business activities during the last 12 months. As the Company indicated in the 2000 10-K/A, it has effectively eliminated new business development activities and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. Those events will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at acceptable prices. The Company will continue to fund its backlog of commitments, estimated to be $1.5 billion ($2.4 billion including discontinued operations) at June 30, 2001. These amounts represent total potential fundings under existing lines of credit. Historically, FINOVA has not funded the full availability under these commitments, which have utilizations that vary by line of business.

     Provision for credit losses. The provision for credit losses applicable to continuing operations in 2001 increased by $194.6 million to $224.7 million compared to $30.1 million in the first six months of 2000 due to increases in problem accounts and higher net write-offs during the period ($116.8 million in 2001 vs. $31.4 million in 2000). The businesses with the highest level of net write-offs during the 2001 period were Communications Finance ($57.1 million), Mezzanine Capital ($25.6 million), Transportation Finance ($13.6 million) and Rediscount Finance ($10.0 million). Net write-offs as a percent of managed assets in the six months of 2001 were 2.4% annualized compared to 0.6% for the 2000 period. A discussion of the increase in problem accounts is included under the caption "Financial Condition, Liquidity and Capital Resources."

     FINOVA monitors developments affecting its loan and lease portfolio, taking into account each borrower's financial developments and prospects, the estimated value of collateral, legal developments and other available information. Based upon that information, FINOVA adjusts its loan loss reserves and when considered appropriate, writes down the values of the loans. Depending on developments, there is the substantial possibility that the loan loss reserves and/or write-downs will increase in the future.

     (Losses)/gains on investments and disposal of assets. Losses for the six months of 2001 were $254.5 million compared to gains of $34.5 million for the 2000 period. The losses in 2001 were primarily due to a charge of $198.1 million recorded in the second quarter to mark-down FINOVA's investment in Transportation Finance's leveraged leases to estimated net sales proceeds. The Company concluded that selling these assets currently rather than holding them to maturity and using the proceeds to reduce its indebtedness would maximize the value of these assets. Other losses resulted from the mark-down of residuals and off lease assets recorded in other assets ($68.7 million), the write-off of an investment in a sports franchise ($7.0 million) and a further write-down to fair value of Realty Capital's assets held for sale ($5.1 million). These losses were partially offset by gains of

$28.4 million, primarily from equity participations, the largest coming from Commercial Equipment Finance ($15.4 million) and Mezzanine Capital Finance ($10.5 million).

     Operating expenses. For the six months of 2001, operating expenses increased to $95.0 million from $92.8 million in the comparable 2000 period. The increase was primarily due to higher professional service fees, sales and franchise taxes and problem account costs which were partially offset by cost savings resulting from a reduction in employees (576 at June 30, 2001, compared to 860 at June 30, 2000) and lower goodwill amortization ($1.1 million in 2001 vs. $8.4 million in 2000). The total number of employees at June 30, 2001, including employees in discontinued operations was 689 compared to 1,361 at June 30, 2000.

     Reorganization items. Reorganization items reflect income and expense items that are directly associated with the reorganization, as compared to those from the ongoing operations of the business, as required by generally accepted accounting principles for entities in reorganization under the Bankruptcy Code. For the six months of 2001, the net of reorganization items resulted in income of $8.1 million and included interest earned ($18.3 million) on the cash retained and invested as a result of the moratorium on payment of interest and principal applicable to FINOVA's outstanding debt and gains from cash settled interest rate swap terminations ($23.9 million) partially offset by the charge-off of debt origination costs ($15.1 million), professional services fees ($11.2 million) and the full amortization of debt discounts ($7.9 million).

     Income taxes. Income taxes were provided for in the six months ended June 30, 2001, in spite of losses before income taxes for the period, due to taxable income being generated by foreign operations (primarily in the United Kingdom and Canada). Income tax benefits were offset by an increase in the valuation allowance during 2001 due to the uncertainty of being able to utilize such benefits. This also applies to discontinued operations, which provided for income taxes on income from foreign operations while recording net pre-tax losses for the period. The effective income tax rates for the six months of 2000 were 37.9% for continuing operations and 39.8% for discontinued operations.

     Preferred dividends. Dividends (with no related accrued tax benefits) due on $115 million of outstanding Company-obligated mandatory redeemable convertible preferred securities ("TOPrS") have been accrued since the first quarter of 2001, but not paid. In conjunction with the Reorganization Proceedings, the Company suspended paying dividends on the TOPrS and interest on the underlying convertible debentures. Dividends paid in 2000 were net of taxes.

Discontinued Operations

     During the third quarter of 2000, FINOVA's Board of Directors approved the sale or liquidation of some of its more broad based businesses so the Company could focus more on its niche-based businesses. The businesses included in discontinued operations consist of Commercial Services (substantially sold during the third quarter of 2000), Corporate Finance (which includes Business Credit and Growth Finance) and Distribution & Channel Finance. During the first six months of 2001, $309 million of Corporate Finance assets were sold at a discount of $9.2 million. Sales of additional assets could occur for all or portions of the discontinued business assets. The Company intends to liquidate the remaining assets in an orderly manner.

     Losses from discontinued operations in the six months of 2001 were $19.4 million (after-tax) and primarily consisted of $18.0 million of charges to value the assets to be sold or liquidated at estimated net realizable amounts, the effects of higher nonaccruing assets and operating losses. Nonaccruing assets in discontinued operations were $147.4 million ($369.4 million less $222.0 million of net realizable value adjustments) at June 30, 2001, down $27.4 million from $174.8 million ($433.2 million less $258.4 million of net realizable value adjustments) at March 31, 2001 and down $63.5 million from $210.9 million ($486.2 million less $275.3 million of net realizable value adjustments) at December 31, 2000. Losses in the 2000 period were principally due to a pre-tax charge to earnings to replenish loss reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business.

Financial Condition, Liquidity and Capital Resources

     The following primarily relates to continuing operations, except as noted.

     Managed assets were $8.85 billion at June 30, 2001 compared to $10.54 billion at December 31, 2000. Included in managed assets at June 30, 2001 were $8.56 billion in funds employed and $295.9 million of securitized assets. The decrease in managed assets was due to prepayments and asset sales accompanied by normal portfolio amortization, partially offset by funded new business of $470.4 million for the six months ended June 30, 2001.

     The reserve for credit losses, which pertains to continuing operations, increased to $686.7 million at June 30, 2001 from $578.8 million at December 31, 2000. At June 30, 2001 and December 31, 2000, the reserve for credit losses was 8.4% and 5.7% of ending managed assets (excluding financing contracts held for sale), respectively. The reserve for credit losses as a percent of nonaccruing assets declined to 47.6% at June 30, 2001, from 62.8% at December 31, 2000, due to the increase in nonaccruing assets. Nonaccruing assets increased to $1.44 billion or 16.3% of ending managed assets at June 30, 2001 from $921.4 million or 8.7% at the end of 2000. The largest increases to nonaccruing assets during the six months of 2001 occurred in Transportation Finance ($226.8 million), Communications Finance ($87.6 million), Resort Finance ($70.3 million), Mezzanine Capital ($61.7 million), Commercial Equipment Finance ($48.5 million) and Franchise Finance ($40.3 million).

     The $226.8 million increase in nonaccruing assets in Transportation Finance involved seventeen aircraft-secured transactions. The single largest transaction ($60.6 million) moving to nonaccrual status since December 31, 2000 was a loan on four MD-83 aircraft to an operating lessor. The other significant moves to nonaccrual involved a loan on six 737 aircraft ($43.1 million) to an operating lessor; one 757-200 aircraft ($26.5 million) on operating lease to a charter carrier; two MD-82 aircraft ($20.2 million) formerly on lease to a carrier in bankruptcy and now on lease to a financially more solvent carrier at a reduced rate; three 727 cargo aircraft ($17.6 million), two of which are on a loan, with the other in process of being returned from an operating lease; one DC10-30 cargo aircraft ($17.6 million) which is not currently employed; two DC10-30 aircraft ($15.0 million) which are not currently employed; three 727-200 cargo aircraft ($14.9 million) out on operating lease; one DC10-30 cargo aircraft ($11.1 million) which is currently under a letter of intent to sell; three DC9-41 aircraft ($8.3 million) which are currently off lease; two 727 aircraft ($8.1 million) leased to a scheduled carrier; and three DC9 aircraft ($7.4 million) currently off lease with return conditions being negotiated. The remaining accounts newly transferred to nonearning aggregate $11.8 million. FINOVA wrote-off $13.6 million of Transportation Finance assets in the first two quarters of 2001.

     The transportation industry continues its downward cycle in both the passenger and cargo markets. As a result, off-lease and repossessed aircraft are increasing. FINOVA strives to anticipate these events in an effort to position the planes for re-lease as soon as possible; however, the current state of the industry and the U.S. and international economies has resulted in the off-lease timeframes increasing. Aircraft values continue to experience significant pressure. The high cost of fuel has negatively impacted the older, less efficient aircraft market. This has created more supply as operators are moving to the newer aircraft whenever possible. FINOVA's increased write-offs reflect this market condition.

     The $87.6 million increase in the Communications Finance nonaccruing assets is represented by eleven account relationships in seven different market niches. The largest increase comes from the television sector, as one relationship totaling $68.6 million moved into nonaccrual status. Also moving to nonaccruing was a $15.3 million loan (FINOVA's participation share) to an internet provider and a $14.7 million loan to a rural cable operator. A $13.0 million loan to both the radio and television sectors and one other account relationship ($8.9 million) in the radio and television sectors was moved to nonaccruing. The largest of the remaining new nonaccruing accounts was $5.2 million.

     The $70.3 million of new nonaccruing accounts in Resort Finance was comprised of three accounts. The largest ($43.4 million) is secured by receivables and unsold inventory of a timeshare developer with three projects in Florida and Tennessee. Previous cash shortfalls caused the receivables line to become overadvanced and FINOVA is currently working with the borrower to bring their advance ratio back in line. In addition, a developer of a residential golf community ($22.3 million) was moved into nonaccruing status due to a slow down in lot sales causing operating deficits. The third account ($4.5 million) involves a timeshare project in Scotland. A lack of current financial and operational information, along with late payments, caused this account to be moved to nonaccruing. Specific reserves of $11.4 million have been assigned to these new nonaccruing accounts.

     The Mezzanine Capital portfolio continues to experience the difficulties caused by the weakening economy and the reduced availability of capital. The increase in nonaccruing accounts ($61.7 million) is represented by senior lien transactions ($34.8 million) and subordinated lien transactions ($47.5 million). Included in the increase are accounts with balances totaling $49.5 million that remain current in payments. These accounts have been moved to nonaccruing status due to poor financial performance, industry conditions, and/or management concerns. The largest accounts are represented by a manufacturer of refractories ($10.5 million) and a reseller of paging services ($9.2 million). Specific reserves of $44.7 million have been assigned to these new nonaccruing accounts.

     The $48.5 million increase in nonaccruing assets in Commercial Equipment Finance was principally due to the addition of a $41.0 million loan to a corporate aircraft charter operator who is experiencing cash flow difficulties. The balance of the increase was due to the addition of seven other accounts affected by the slowing economy. Three of the accounts are in bankruptcy. Specific reserves of $11.5 million have been assigned against the new nonaccruing assets.

     The $40.3 million increase in the Franchise Finance division is primarily due to one operator ($29.4 million) of a casual dining chain. This borrower is attempting to obtain additional sources of working capital to support a satisfactory resolution. The next largest new nonaccruing account ($6.9 million) is represented by a franchisee of quick serve food stores. The other increases are represented by multi-unit franchisees that have been impacted by the competitive environment and the slowing economy. Specific reserves of $13.6 million have been assigned against the total new nonaccruing assets.

     Earning impaired assets increased during the six months ended June 30, 2001 to $439.5 million, or 5.0% of ending managed assets, from $235.8 million, or 2.2% of ending managed assets at December 31, 2000. The largest additions to earning impaired assets were in Healthcare Finance ($67.0 million), Transportation Finance ($56.1 million), Resort Finance ($23.0 million), Realty Capital ($22.5 million), Rediscount Finance ($17.2 million), and Mezzanine Capital ($8.1 million). The increase in Healthcare Finance is attributable to three accounts. The first is a developer of assisted living facilities whose financing was provided for renovation and construction of five facilities. The second is a participation in a bank facility to finance an operator of skilled nursing and assisted living facilities in California, Texas, and Arizona. All the assets of the company secure the facility. The final Healthcare transaction is also a participation for an operator of assisted living facilities. The transaction matured at the end of May with no plan for refinancing in place.
The increase in Transportation Finance is represented by six accounts secured by aircraft, where FINOVA has approved, or anticipates, some type of payment modification in the near-term. The increase in Resort Finance is primarily attributable to one account secured by timeshare receivables and unsold inventory in a recently developed golf course community. The timeshare sales have underperformed budget and the developer has been supporting operations. The increase in Realty Capital is primarily attributable to one account secured by a two-story R&D/Office complex in California. The account was moved to earning impaired status as a result of losing one of its major tenants. The increase in Rediscount Finance represents one account that operates as a consumer sales finance company based in Florida. The account was considered impaired due to an out of formula condition with the underlying collateral of automobile finance contracts. The increase in Mezzanine Capital is represented by three accounts. One is a manufacturer of industrial chemical products. Although payments continue to be made, the loan matured in April with no refinancing source. The next account is a similar situation for an operator of retail tire stores. Payments continue to be made, but the principal has not been repaid. The third account is a software development and sales company. Poor financial performance has driven the decision to place the account on the earning impaired list.

     There can be no assurance that any of the potential transactions noted above will be consummated on anticipated terms.

     The carrying amount of FINOVA's accounts that were 31-90 days delinquent in payment at June 30, 2001 and December 31, 2000 were 1.1% and 1.2%, respectively of managed assets.

     FINOVA's internally generated funds and asset sales financed liquidity during the six months ended June 30, 2001. On February 27, 2001, FINOVA announced a moratorium on repayments of principal on its outstanding bank and bond debt. On March 7, 2001, FINOVA filed for protection from its creditors as noted above to enable it to restructure the timing of its debt repayments. The Reorganization Proceedings seek to enable FINOVA to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

     In 2001, substantially all of FINOVA's interest rate swaps were terminated as a result of the Reorganization Proceedings. Historically, FINOVA entered into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. Therefore, FINOVA's asset and liabilities are not match funded going forward. The interest rate swaps had an estimated value of approximately $63 million, of which $20 million were cash settled and recognized into income in the six months of 2001 and included as a reorganization item. Pursuant to the Company's various agreements, the institutions exercised their right to offset the amounts due to the Company, with respect to approximately $43 million of the cash termination value of the swaps, against the amount due by the Company on the debt outstanding. No swap termination gains have been recognized on these swaps since the amounts have not been approved by the bankruptcy court.

     At June 30, 2001, FINOVA had $11.0 billion of debt outstanding, including $115.0 million of TOPrS, and a common equity base of $145.5 million. As a result of its moratorium on debt payments, its subsequent filing of Bankruptcy under Chapter 11 and defaults under various financial covenants under its bank agreements, FINOVA Capital is in default under its debt agreements.

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

     In July 2001, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supercedes APB opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB opinion No. 17. "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

     Management plans to adopt the provisions of SFAS No. 141 for any business combination accounted for by the purchase method that is completed after June 30, 2001. Management will consider adopting SFAS No. 142 upon FINOVA's emergence from Chapter 11. Management does not believe the adoption of the provisions of SFAS No's. 141 and 142 will have a material impact on FINOVA's results of operations and financial position.

Special Note Regarding Forward-Looking Statements

     Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

  . The results of FINOVA's efforts to implement its business strategy, including successful completion of the Reorganization Proceedings. Failure to fully implement its business strategy might result in adverse effects, including materially adverse impacts on its financial position and results of operations. The current focus on maximizing portfolio values and liquidity while minimizing or eliminating new business generation will likely result in financial results that differ materially from prior periods. Similarly adoption of "Fresh Start" reporting upon emergence will result in revaluating of certain assets and liabilities and other adjustments to the financial Statements.

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

  . Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor and collect its portfolio. Failure to do so could result in additional losses.

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

     Under the terms of Berkadia's commitment, the New Senior Notes will have an interest rate of 7.5% per year and will mature as to principal in eight years. The Berkadia Loan will be at LIBOR plus 225 basis points per year. If the Berkadia transaction is consummated, a successful strategy to mitigate the Company's exposure to changes in market interest rates could be developed; however, no assurance can be given that the Company will be able to implement any such strategy at an acceptable cost or will seek to do so. In addition, no assurance can be given that the transaction will be consummated.

                          PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Part I, Item 1, Note H for a discussion of pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  The following exhibits are filed herewith:

 Exhibit No.                              Document
-------------   -----------------------------------------------------------
    12          Computation of Ratio of (Losses) Income to Fixed Charges
                (interim period).

     (b)  Reports on Form 8-K:

     A report on Form 8-K dated June 22, 2001 was filed by FINOVA, which included a copy of the Company's Third Amended and Restated Disclosure Statement and accompanying Third Amended Joint Plan of Reorganization of Debtors under the Bankruptcy Code, along with the Company's press release regarding the Reorganization Proceedings.

                             THE FINOVA GROUP INC.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE FINOVA GROUP INC.

                                                 (Registrant)



Dated: August 1, 2001        By:           /s/ Bruno A. Marszowski
                                 ---------------------------------------------
                                 Bruno A. Marszowski, Senior Vice President,
                                 Chief Financial Officer and Controller
                                 Principal Financial and Accounting Officer

                             THE FINOVA GROUP INC.
                        COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                            JUNE 30, 2001 FORM 10-Q

 Exhibit No.                                        Document
-------------   ---------------------------------------------------------------------------------
     12         Computation of Ratio of (Losses) Income to Fixed Charges (interim period).