Form 10-Q
period 2001-09-30
FINOVA GROUP INC
filed 2001-11-14
CIK 883701

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

               For the Quarterly Period Ended September 30, 2001

                         Commission File Number 1-11011

                             THE FINOVA GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   86-0695381
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
                Organization)                           Identification No.)

       4800 North Scottsdale Road                            85251-7623
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                 Yes |X| No |_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 14, 2001, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

================================================================================

                             THE FINOVA GROUP INC.

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------
Introduction                                                                                           1

Part I   Financial Information                                                                         2

Item 1.    Financial Statements                                                                        2

           Condensed Consolidated Balance Sheets                                                       2

           Condensed Statements of Consolidated Operations                                             3

           Condensed Statements of Consolidated Cash Flows                                             4

           Condensed Consolidated Statements of Shareowners' Equity (Deficit)                          5

           Notes to Interim Condensed Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations      20

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  26

Part II    Other Information                                                                          26

Item 1.    Legal Proceedings                                                                          26

Item 2.    Changes in Securities and Use of Proceeds                                                  26

Item 4.    Submission of Matters to a Vote of Security Holders                                        27

Item 6.    Exhibits and Reports on Form 8-K.                                                          28

Signatures                                                                                            30

INTRODUCTION

      On August 21, 2001, The FINOVA Group Inc. ("FINOVA" or the "Company") and eight of its subsidiaries emerged from Chapter 11 bankruptcy protection. Pursuant to FINOVA's Third Amended and Restated Joint Plan of Reorganization of Debtors, as amended and supplemented (the "Plan"), Berkadia LLC ("Berkadia"), a company jointly owned by Berkshire Hathaway Inc. and Leucadia National Corporation, loaned FINOVA Capital Corporation ("FINOVA Capital") $5.6 billion. The loan proceeds, together with cash on hand and the issuance of $3.25 billion principal amount of 7.5% Senior Secured Notes maturing 2009 with Contingent Interest due 2016 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia common shares representing 50% of FINOVA shares outstanding after giving effect to the implementation of the Plan.

      As more fully described in the Plan, the Company's current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables and sales of assets. As required under its credit agreement with Berkadia and the Indenture governing the New Senior Notes (the "Indenture"), FINOVA is not engaged in any new customer lending activities nor does it expect to engage in any of these activities for the foreseeable future. All funds generated in excess of defined cash reserves from the management of its portfolio are to be used to satisfy its creditors in the manner and in the priorities as set forth in the Berkadia Loan (as defined below) and the Indenture.

      Under the Plan, holders of allowed unsecured claims against FINOVA Capital received a cash payment equal to 70% of the claims (excluding interest), a cash payment equal to 100% of accrued and unpaid pre-petition and post-petition interest and New Senior Notes equal to 30% of the claims (excluding interest). Holders of FINOVA Finance Trust's Convertible Trust Originated Preferred Securities were also paid in accordance with the Plan. Implementation of the Plan resulted in a reduction in the principal amount of outstanding debt of approximately $2.1 billion, from $11.0 billion to $8.9 billion.

      Upon emergence from bankruptcy, FINOVA adopted Fresh-Start Reporting as required under accounting principles generally accepted in the United States ("GAAP"). Under Fresh-Start Reporting, the Company's assets and liabilities are recorded at their fair values in a manner similar to the accounting provisions applied for business combinations under purchase accounting. As a result, the New Senior Notes were recorded at an initial discounted amount of $2.48 billion ($771.3 million discount), and the historical carrying amounts of FINOVA's assets were reduced by $863.7 million. The discounted value of the New Senior Notes will be accreted to the $3.25 billion face amount over time through charges to interest expense. FINOVA remains obligated to pay the full face amount of its debt. Similarly, the reductions to the historical carrying amounts of the Company's recorded assets do not change its customers' obligation to repay FINOVA in full.

      Fresh-Start Reporting results in a new reporting entity on the date of emergence and as such, financial statements of the "new" Company as of August 31, 2001 will not be comparable to those of prior periods. In the financial statements that follow, FINOVA's financial position and results of operations for periods prior to its emergence from bankruptcy and Fresh-Start Reporting are reflected under columns titled "Predecessor Company" and financial information for periods after the effective date of the Plan are shown under columns titled "Reorganized Company."

      The tragic events of September 11, 2001 caused an enormous loss of life and property that significantly impacted the United States and world economies. Three of FINOVA's operations, transportation, resort and specialty real estate, are being directly affected. FINOVA's other businesses are affected by the resulting residual effect of a declining economy. FINOVA has recorded an $851.1 million charge as an estimate of the financial impact of these events. The Company performed extensive analyses to estimate the financial impact of this event, which included detailed projections of cash flows the Company expects to receive over time on an asset by asset basis, a review of industry trends and an assessment of the current marketplace. While the Company used all available information to prepare these analyses, its ultimate actual impact will be affected by future economic conditions and unknown events, which are difficult to predict with a great degree of accuracy. Accordingly, the Company's current estimate of the impact of these events is likely to change in the future.

      Due primarily to the impact of the September 11, 2001 events, FINOVA's net worth declined from a positive $17.6 million on emergence to a negative $835.8 million at September 30, 2001. The Company's negative net worth reflects its obligation to New Senior Note holders at the discounted amount of $2.48 billion. If the New Senior Notes were reflected at their principal amount of $3.25 billion and no other adjustments were made, its negative net worth would be reduced further to $1.61 billion.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE FINOVA GROUP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                Reorganized Company   Predecessor Company
                                                                   September 30,          December 31,
                                                                        2001                 2000
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $  1,047,867          $    699,228
Financing Assets:
  Loans and other financing contracts                                 5,452,253             7,835,698
  Direct financing leases                                               410,174               557,471
  Leveraged leases                                                      217,552               803,581
---------------------------------------------------------------------------------------------------------
  Total financing assets                                              6,079,979             9,196,750
  Less reserve for credit losses                                       (863,510)             (578,750)
---------------------------------------------------------------------------------------------------------
  Net financing assets                                                5,216,469             8,618,000
---------------------------------------------------------------------------------------------------------
Other Financial Assets:
  Assets held for sale                                                  570,265               421,956
  Operating leases                                                      264,734               561,698
  Investments                                                           196,740               285,934
  Assets held for the production of income                              100,508               235,170
  Net assets of discontinued operations                                                     1,162,223
---------------------------------------------------------------------------------------------------------
  Total other financial assets                                        1,132,247             2,666,981
---------------------------------------------------------------------------------------------------------
Total Financial Assets                                                6,348,716            11,284,981
Other assets                                                             62,828                59,460
Goodwill, net of accumulated amortization                                                      45,417
---------------------------------------------------------------------------------------------------------
                                                                   $  7,459,411          $ 12,089,086
=========================================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY (DEFICIT)
Liabilities:
Berkadia Loan                                                      $  5,600,000          $
Senior debt Reorganized Company (face amount of $3.25 billion)        2,479,140
Senior debt Predecessor Company                                                            10,997,687
---------------------------------------------------------------------------------------------------------
Total debt                                                            8,079,140            10,997,687
Accounts payable and accrued expenses                                   205,721               257,713
Deferred income taxes, net                                               10,391                49,202
---------------------------------------------------------------------------------------------------------
Total Liabilities                                                     8,295,252            11,304,602
---------------------------------------------------------------------------------------------------------

Convertible Preferred Securities                                                              111,550

Shareowners' Equity (Deficit):
Common stock, $0.01 par value, 400,000,000 shares authorized
  and 125,873,000 and 64,849,000 shares issued,  respectively             1,259                   648
Additional capital                                                       16,928             1,107,575
Retained deficit                                                       (850,047)             (283,435)
Accumulated other comprehensive (loss) income                            (3,445)               15,154
Common stock in treasury, 3,832,000 and 3,554,000 shares,
  respectively                                                             (536)             (167,008)
---------------------------------------------------------------------------------------------------------
Total Shareowners' Equity (Deficit)                                    (835,841)              672,934
---------------------------------------------------------------------------------------------------------
                                                                   $  7,459,411          $ 12,089,086
=========================================================================================================

See notes to interim condensed consolidated financial statements.

                             THE FINOVA GROUP INC.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Dollars in Thousands, except per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                       Reorganized Company             Predecessor Company
                                                         One Month Ended      Two Months Ended    Three Months Ended
                                                        September 30, 2001     August 31, 2001    September 30, 2000
--------------------------------------------------------------------------------------------------------------------
Revenues
Interest income                                           $      37,238         $     80,838         $    216,733
Rental income                                                     5,663               11,741               23,586
Operating lease income                                            5,279               11,671               26,091
Fees and other income                                             7,102               13,084               26,531
--------------------------------------------------------------------------------------------------------------------
  Total Revenues                                                 55,282              117,334              292,941
--------------------------------------------------------------------------------------------------------------------
Expenses
Interest expense                                                 47,734              105,180              161,565
Operating lease and other depreciation                            8,435               12,702               15,974
Provision for credit losses                                     606,813                6,023              111,237
Losses on financial assets                                      219,281               66,430               90,042
Operating expenses                                               22,652               39,111               29,466
Net reorganization expense                                                            54,583
--------------------------------------------------------------------------------------------------------------------
  Total Expenses                                                904,915              284,029              408,284
--------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before
  income taxes and preferred dividends                         (849,633)            (166,695)            (115,343)
Income tax (expense) benefit                                       (414)               4,812               45,278
--------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before
  preferred dividends                                          (850,047)            (161,883)             (70,065)
Preferred dividends, net of tax                                                         (110)                 946
--------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                       (850,047)            (161,773)             (71,011)
Discontinued operations, net of tax (1)                                                4,383               11,803
Net loss on disposal of operations, net of tax (1)                                                       (214,853)
--------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                 (850,047)            (157,390)            (274,061)
Extraordinary item-gain on debt discharge                                             28,750
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                  $    (850,047)        $   (128,640)        $   (274,061)
====================================================================================================================
Basic/diluted (loss) earnings per share:
(Loss) income from continuing operations                  $       (6.97)        $      (2.28)        $      (1.16)
Discontinued operations                                                                 0.06                (3.33)
Extraordinary item                                                                      0.41
--------------------------------------------------------------------------------------------------------------------
Net loss per share                                        $       (6.97)        $      (1.81)        $      (4.49)
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                         122,041,000           70,972,000           61,018,000
====================================================================================================================
---------------------------------------------------------------------------------------------
                                                                Predecessor Company
                                                       Eight Months Ended   Nine Months Ended
                                                        August 31, 2001    September 30, 2000
---------------------------------------------------------------------------------------------
Revenues
Interest income                                          $    400,764         $    630,329
Rental income                                                  52,067               73,475
Operating lease income                                         51,068               80,433
Fees and other income                                          70,461               92,195
---------------------------------------------------------------------------------------------
  Total Revenues                                              574,360              876,432
---------------------------------------------------------------------------------------------
Expenses
Interest expense                                              436,445              454,421
Operating lease and other depreciation                         59,882               49,046
Provision for credit losses                                   230,772              141,347
Losses on financial assets                                    320,934               55,549
Operating expenses                                            134,074              122,228
Net reorganization expense                                     46,527
---------------------------------------------------------------------------------------------
  Total Expenses                                            1,228,634              822,591
---------------------------------------------------------------------------------------------
(Loss) income from continuing operations before
  income taxes and preferred dividends                       (654,274)              53,841
Income tax (expense) benefit                                    2,765              (18,757)
---------------------------------------------------------------------------------------------
(Loss) income from continuing operations before
  preferred dividends                                        (651,509)              35,084
Preferred dividends, net of tax                                 3,074                2,837
---------------------------------------------------------------------------------------------
(Loss) income from continuing operations                     (654,583)              32,247
Discontinued operations, net of tax (1)                         2,980              (38,110)
Net loss on disposal of operations, net of tax (1)            (17,997)            (214,853)
---------------------------------------------------------------------------------------------
Loss before extraordinary item                               (669,600)            (220,716)
Extraordinary item-gain on debt discharge                      28,750
---------------------------------------------------------------------------------------------
NET LOSS                                                 $   (640,850)        $   (220,716)
=============================================================================================
Basic/diluted (loss) earnings per share:
(Loss) income from continuing operations                 $     (10.28)        $       0.53
Discontinued operations                                         (0.23)               (4.15)
Extraordinary item                                               0.45
---------------------------------------------------------------------------------------------
Net loss per share                                       $     (10.06)        $      (3.62)
---------------------------------------------------------------------------------------------
Weighted average shares outstanding                        63,677,000           60,976,000
=============================================================================================

(1) Discontinued operations is net of a tax expense of $201 for the two months ended August 31, 2001 and net of a tax expense of $8,313 for the three months ended September 30, 2000. Net loss on disposal of operations is net of a tax benefit of $140,570 for the three months ended September 30, 2000. Discontinued operations is net of a tax expense of $1,359 for the eight months ended August 31, 2001 and net of a tax benefit of $24,880 for the nine months ended September 30, 2000. Net loss on disposal of operations is net of a tax benefit of $140,570 for the nine months ended September 30, 2000.

See notes to interim condensed consolidated financial statements.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                               Reorganized Company                Predecessor Company
                                                                 One Month Ended       Eight Months Ended       Nine Months Ended
                                                               September 30, 2001       August 31, 2001        September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Continuing Operating
  Activities                                                      $    (4,549)            $  (162,661)            $   157,707
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from disposal of leases and other owned assets                  53                  59,857                  69,898
  Proceeds from sales of investments                                    6,295                  60,781                  82,737
  Proceeds from sales of financial assets                                                     329,085                 110,712
  Collections on financial assets                                     171,196               1,911,044               1,726,194
  Expenditures for financial assets                                   (33,310)               (591,723)             (2,364,403)
  Recoveries of loans previously written-off                              357                   4,964                     916
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                      144,591               1,774,008                (373,946)
---------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in commercial paper and short-term borrowings                                                            903,542
  Proceeds from issuance of term notes                                                                                225,000
  Repayment of term notes                                                                                          (1,263,900)
  Borrowing under Berkadia credit agreement                                                 5,600,000
  Repayment of indebtedness subject to Chapter 11
    proceedings                                                                            (7,827,398)
  Proceeds from exercise of stock options                                                                               1,112
  Dividends                                                                                                           (33,084)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                                      (2,227,398)               (167,330)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Discontinued Operations                                                  824,648                 991,376
---------------------------------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                 140,042                 208,597                 607,807

Cash and Cash Equivalents, Beginning of Period                        907,825                 699,228                 100,344

---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,  End of Period                         $ 1,047,867             $   907,825             $   708,151
=================================================================================================================================

See notes to interim condensed consolidated financial statements.

                             THE FINOVA GROUP INC.
       CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 Retained  Accumulated Other
                                        Common    Additional    (Deficit)    Comprehensive
                                        Stock      Capital        Income     (Loss)/Income
--------------------------------------------------------------------------------------------
Balance, January 1, 2000                $  648   $ 1,109,521    $ 689,466       $ 33,812
--------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                       (939,817)

  Net change in unrealized holding
    gains (losses)
  Net change in foreign currency
    translation

  Other comprehensive loss                                                       (18,658)

Comprehensive loss

Net change in unamortized amount
  of restricted stock and other                          941
Dividends                                                         (33,084)
Shares used in connection with
  employee benefit plans                              (2,887)
--------------------------------------------------------------------------------------------
Balance, December 31, 2000                 648     1,107,575     (283,435)        15,154
--------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss before reorganization and
    fresh-start reporting                                        (597,085)

  Net change in unrealized holding
    gains (losses)
  Net change in foreign currency
    translation

  Other comprehensive loss                                                       (19,540)

Comprehensive loss

Net change in unamortized amount
  of restricted stock and other                       11,956
Shares cancelled from
  employee benefit plans
Effect of reorganization and fresh-
  start reporting                          611    (1,102,631)     880,520          4,386
--------------------------------------------------------------------------------------------
Balance, August 31, 2001                 1,259        16,900
--------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                       (850,047)

  Net change in unrealized holding
    gains (losses)
  Net change in foreign currency
    translation

  Other comprehensive loss                                                        (3,445)

Comprehensive loss

Other                                                     28
--------------------------------------------------------------------------------------------
Balance, September 30, 2001             $1,259   $    16,928    $(850,047)      $ (3,445)
============================================================================================
                                          Common         Total
                                         Stock In     Shareowners'    Comprehensive
                                         Treasury   Equity (Deficit)      Loss
--------------------------------------------------------------------
Balance, January 1, 2000                $(170,066)     $1,663,381
--------------------------------------------------------------------
Comprehensive loss:
  Net loss                                               (939,817)     $(939,817)
                                                                       ---------
  Net change in unrealized holding
    gains (losses)                                                       (22,709)
  Net change in foreign currency
    translation                                                            4,051
                                                                       ---------
  Other comprehensive loss                                (18,658)       (18,658)
                                                                       ---------
Comprehensive loss                                                     $(958,475)
                                                                       =========
Net change in unamortized amount
  of restricted stock and other                               941
Dividends                                                 (33,084)
Shares used in connection with
  employee benefit plans                    3,058             171
--------------------------------------------------------------------
Balance, December 31, 2000               (167,008)        672,934
--------------------------------------------------------------------
Comprehensive loss:
  Net loss before reorganization and
    fresh-start reporting                                (597,085)     $(597,085)
                                                                       ---------
  Net change in unrealized holding
    gains (losses)                                                       (19,000)
  Net change in foreign currency
    translation                                                             (540)
                                                                       ---------
  Other comprehensive loss                                (19,540)       (19,540)
                                                                       ---------
Comprehensive loss                                                     $(616,625)
                                                                       =========
Net change in unamortized amount
  of restricted stock and other                            11,956
Shares cancelled from
  employee benefit plans                  (11,263)        (11,263)
Effect of reorganization and fresh-
  start reporting                         177,735         (39,379)
--------------------------------------------------------------------
Balance, August 31, 2001                     (536)         17,623
--------------------------------------------------------------------
Comprehensive loss:
  Net loss                                               (850,047)     $(850,047)
                                                                       ---------
  Net change in unrealized holding
    gains (losses)                                                        (1,231)
  Net change in foreign currency
    translation                                                           (2,214)
                                                                       ---------
  Other comprehensive loss                                 (3,445)        (3,445)
                                                                       ---------
Comprehensive loss                                                     $(853,492)
                                                                       =========
Other                                                          28
--------------------------------------------------------------------
Balance, September 30, 2001             $    (536)     $ (835,841)
====================================================================

See notes to interim condensed consolidated financial statements.

                             THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
            (Dollars in thousands in tables, except per share data)

NOTE A  ORGANIZATION AND BASIS OF PRESENTATION

      The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries (collectively, "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA Capital"). All significant intercompany balances have been eliminated in consolidation.

      Upon emergence from bankruptcy on August 21, 2001, FINOVA implemented "Fresh-Start Reporting" in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of Fresh-Start Reporting, the Condensed Consolidated Financial Statements for the Reorganized Company as of September 30, 2001 and for the periods subsequent to September 30, 2001 (the "Reorganized Company") will not be comparable to those of the Company for periods prior to September 30, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

      The financial statements for the Reorganized Company include the Condensed Consolidated Balance Sheet as of September 30, 2001 and Condensed Consolidated Statements of Operations, Cash Flows and Shareowners' Equity (Deficit) for the one month period ended September 30, 2001. The results of operations for the Predecessor Company should not be considered indicative of the performance of the Reorganized Company. See Note B "Chapter 11 Reorganization and Fresh-Start Reporting" for further details.

      The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows presented herein have been included. Interim results of operations are not necessarily indicative of results of operations for the full year. The accompanying financial statements should be read in connection with the Predecessor Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, which describes significant business developments that culminated in the March 2001 filing for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware.

Going Concern

      The condensed consolidated financial statements have been prepared in accordance with GAAP. As of December 31, 2000, the independent public accountants of the Company qualified their report on the Company's 2000 financial statements due to their doubt as to the ability of the Company to continue as a going concern.

      Subsequent to emergence, the United States was victimized by the terrorist attacks of September 11, 2001. As a result of these events and the related downturn in economic activity, the Company expects to incur additional losses in its portfolio, particularly with respect to its investments in the transportation, resort and hotel industries. Those industries have experienced, and are expected to continue experiencing, losses of revenues as a direct result of the terrorist attacks. FINOVA's other business activities are not as directly affected; however, the resulting downturn in the economy is expected to adversely affect many of FINOVA's borrowers. The Company estimated the impact of the terrorist attacks as of September 30, 2001, resulting in significant impairment of its portfolio and a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to pay their obligations as they become due and the Company's ability to realize the value of its portfolio of assets, including aircraft. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B  CHAPTER 11 REORGANIZATION AND FRESH-START REPORTING

Chapter 11 Reorganization

      As more fully described in FINOVA's Form 10-K/A for the year ended December 31, 2000, beginning late in the first quarter of 2000, a series of events impeded FINOVA's access to lower cost capital in the public and private markets. On March 7, 2001, FINOVA,

FINOVA Capital and seven of their subsidiaries (the "Debtors") filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On August 10, 2001, the Bankruptcy Court entered an order confirming the Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001 (the "Effective Date").

      The following is a brief overview of the provisions of the Plan. This overview should be read in conjunction with the Plan, which is incorporated by reference in FINOVA's Current Reports on Form 8-K, filed on June 22, 2001 and August 10, 2001, Exhibits 2.A and 2.B, respectively.

      Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the New Senior Notes were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to the implementation of the Plan.

      Under the Plan, holders of allowed unsecured claims against FINOVA Capital received (i) a cash payment equal to 70% of the general unsecured claims against FINOVA Capital (not including pre-petition or post-petition interest) (ii) a cash payment equal to the amount of accrued and unpaid pre-petition and post-petition interest on those general unsecured claims and (iii) New Senior Notes having an aggregate principal amount equal to 30% of those general unsecured claims (not including pre-petition and post-petition interest). Holders of the 5 1/2% Convertible Trust Originated Preferred Securities (the "TOPrS") issued by FINOVA Finance Trust received (i) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (ii) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (iii) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). FINOVA's subordinated debentures related to the TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan. Upon implementation of the Plan, FINOVA Capital's debt was no longer publicly held, and it ceased to be a public company following the Effective Date.

      The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia ("Credit Agreement")), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) (the "Guarantors") have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors' assets.

      The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (i) all of the capital stock of FINOVA Capital, (ii) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes"), and (iii) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is paid in full.

      Permitted uses of cash are specified in the Indenture. Generally, the Company is permitted to use its cash in the following order; first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from FINOVA shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has a retained deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law. These restrictions also apply to the shareowner payments noted below.

      After payment in full of the outstanding principal of the New Senior Notes and payments to FINOVA common shareowners in an aggregate amount equal to 5.263% of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $100 million (as such amount may be reduced to reflect a decrease in the principal amount of New Senior Notes outstanding as a result of repurchases by FINOVA) and five percent (5%) of such remaining available cash will be used for distributions to and/or repurchases of stock from

FINOVA shareowners. Contingent interest payments will terminate in 2016. FINOVA's obligation to make the contingent interest payments are not secured. Based on the Company's current financial condition, it is doubtful that there will be funds available to make any contingent interest payments.

      Pursuant to the Plan, FINOVA's Board of Directors was reconstituted and is comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the Official Committee of Creditors. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, Lawrence
S. Hershfield and R. Gregory Morgan; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the Committee of Creditors.

      FINOVA's business is being operated under a 10-year Management Services Agreement with Leucadia. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Lawrence S. Hershfield).

Fresh-Start Reporting

      In accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted Fresh-Start Reporting. The Company adopted Fresh-Start Reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value is less than its post-petition liabilities and allowed claims. Fresh-Start Reporting resulted in material adjustments to the historical carrying amounts of the Company's assets and liabilities. FINOVA's gross assets are recorded based upon their reorganization value, which was primarily determined based upon the present value of future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The New Senior Notes were recorded based upon the trading price of the New Senior Notes shortly after they were issued, which the Company believes reflected the present values of amounts expected to be paid, discounted at appropriate risk adjusted market rates. The resulting shareowners' equity value of $17.6 million was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

      The adjustment of assets and liabilities to fair values resulted in a charge to earnings of $62.9 million during the two-month period ended August 31, 2001. This net charge to earnings was included in the reorganization expense line on the Condensed Statement of Consolidated Operations.

      The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of August 31, 2001 is as follows:

                             THE FINOVA GROUP INC.
                           FRESH START BALANCE SHEET
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                   Predecessor                                 Reorganized
                                                     Company       Reorganization Plan       Company (Before
                                                 August 31, 2001       Adjustments             Fresh Start)
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                         $  3,623,751    $(2,715,926)(a)(b)(c)        $   907,825
Financing Assets:
  Loans and other financing contracts                6,371,233                                   6,371,233
  Direct financing leases                              458,892                                     458,892
  Leveraged leases                                     221,122                                     221,122
------------------------------------------------------------------------------------------------------------
  Total financing assets                             7,051,247                                   7,051,247
  Less reserve for credit losses                      (707,521)                                   (707,521)
------------------------------------------------------------------------------------------------------------
  Net financing assets                               6,343,726                                   6,343,726
------------------------------------------------------------------------------------------------------------
Other Financial Assets:
  Assets held for sale                                 330,185        342,554(c)                   672,739
  Operating leases                                     478,511                                     478,511
  Investments                                          286,017         (2,791)(a)(c)               283,226
  Assets held for the production of income             262,771                                     262,771
  Net assets of discontinued operations                322,558       (322,558)(c)
------------------------------------------------------------------------------------------------------------
  Total other financial assets                       1,680,042         17,205                    1,697,247
------------------------------------------------------------------------------------------------------------
Total Financial Assets                               8,023,768         17,205                    8,040,973
Other assets                                           156,923         17,475(a)(c)(d)             174,398
Goodwill, net of accumulated amortization               43,410                                      43,410
------------------------------------------------------------------------------------------------------------
                                                  $ 11,847,852    $(2,681,246)                 $ 9,166,606
============================================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
Berkadia Loan                                     $               $ 5,600,000                  $ 5,600,000
Senior debt                                         10,993,901     (7,743,423)(a)(b)             3,250,478
------------------------------------------------------------------------------------------------------------
Total debt                                          10,993,901     (2,143,423)                   8,850,478
Accounts payable and accrued expenses                  651,344       (449,745)(a)(b)(c)(d)         201,599
Deferred income taxes, net                              34,055                                      34,055
------------------------------------------------------------------------------------------------------------
Total Liabilities                                   11,679,300     (2,593,168)                   9,086,132
Convertible Preferred Securities                       111,550       (111,550)(b)
Shareowners' Equity:
Common stock                                               648            611(e)                     1,259
Additional capital                                   1,119,531           (611)(e)                1,118,920
Retained deficit                                      (880,520)        26,327(a)(b)(d)            (854,193)
Accumulated other comprehensive loss                    (4,386)        (2,855)(c)                   (7,241)
Common stock in treasury                              (178,271)                                   (178,271)
------------------------------------------------------------------------------------------------------------
Total Shareowners' Equity                               57,002         23,472                       80,474
------------------------------------------------------------------------------------------------------------
                                                  $ 11,847,852    $(2,681,246)                 $ 9,166,606
============================================================================================================
--------------------------------------------------------------------------------------
                                                                         Reorganized
                                                    Fresh-Start            Company
                                                    Adjustments        August 31, 2001
--------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                         $                      $   907,825
Financing Assets:
  Loans and other financing contracts                (805,158)(f)          5,566,075
  Direct financing leases                             (47,029)(f)            411,863
  Leveraged leases                                     (4,200)(f)            216,922
--------------------------------------------------------------------------------------
  Total financing assets                             (856,387)(f)          6,194,860
  Less reserve for credit losses                      451,197(f)            (256,324)
--------------------------------------------------------------------------------------
  Net financing assets                               (405,190)             5,938,536
--------------------------------------------------------------------------------------
Other Financial Assets:
  Assets held for sale                                 (6,530)(f)            666,209
  Operating leases                                   (132,398)(f)            346,113
  Investments                                         (79,718)(f)            203,508
  Assets held for the production of income            (85,855)(f)            176,916
  Net assets of discontinued operations
--------------------------------------------------------------------------------------
  Total other financial assets                       (304,501)             1,392,746
--------------------------------------------------------------------------------------
Total Financial Assets                               (709,691)             7,331,282
Other assets                                         (110,549)(f)(g)          63,849
Goodwill, net of accumulated amortization             (43,410)(g)
--------------------------------------------------------------------------------------
                                                  $  (863,650)           $ 8,302,956
======================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
Berkadia Loan                                     $                      $ 5,600,000
Senior debt                                          (771,339)(f)          2,479,139
--------------------------------------------------------------------------------------
Total debt                                           (771,339)             8,079,139
Accounts payable and accrued expenses                  (5,361)(f)            196,238
Deferred income taxes, net                            (24,099)(f)              9,956
--------------------------------------------------------------------------------------
Total Liabilities                                    (800,799)             8,285,333
Convertible Preferred Securities
Shareowners' Equity:
Common stock                                                                   1,259
Additional capital                                 (1,102,020)(f)             16,900
Retained deficit                                      854,193(f)
Accumulated other comprehensive loss                    7,241(g)
Common stock in treasury                              177,735(f)                (536)
--------------------------------------------------------------------------------------
Total Shareowners' Equity                             (62,851)                17,623
--------------------------------------------------------------------------------------
                                                  $  (863,650)           $ 8,302,956
======================================================================================

Notes to Fresh-Start Balance Sheet:

a) Reflects the receipt of proceeds from the $5.6 billion Berkadia Loan, which was used together with cash on hand and the issuance of $3.25 billion of New Senior Notes to restructure the Company's existing senior indebtedness and repay all accrued and unpaid pre-petition and post-petition interest. The restructuring of senior indebtedness included offsetting amounts owed of $51.4 million, which represented FINOVA cash held by various institutions exercising their right of offset.

b) Holders of the 5 1/2% Convertible Trust Originated Preferred Securities ("TOPrS") issued by FINOVA Finance Trust received (i) a cash payment equal to 52.5% of the liquidation preference attributable to TOPrS (ii) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to TOPrS and (iii) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to TOPrS. As a result, FINOVA recorded a gain on discharge of indebtedness of $28.75 million. FINOVA's subordinated debentures related to TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan.

c) Upon emergence from Chapter 11, the net assets of discontinued operations were reclassified into continuing operations. This decision reflects management's intention to manage the net assets previously classified as discontinued operations in the same manner as other assets of the Company. Additionally, all former segments of the Company have been dissolved and the Company is now managed as one operating unit, with an emphasis on orderly collection of its portfolio.

d) In connection with the Plan, the Company has rejected a number of lease agreements for its office space. As a result, the obligations to make the lease payments reflected in the 2000 Form 10-K/A (see Note U to Notes to Consolidated Financial Statements included in the 2000 Form 10-K/A) will be reduced. Management is exploring alternative facilities for its operations and is in negotiation with some of its current landlords to determine whether acceptable concessions can be made for continued use of all or portions of the space at those facilities. FINOVA has written off $15.1 million in fixed assets and leasehold improvements related to offices that would be closed as a result of rejecting certain of the lease agreements. Additionally, FINOVA has accrued for potential lease damages associated with these rejected lease agreements.

e) FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of the shares of FINOVA common stock outstanding after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

f) Reflects the adjustments made to historical carrying amounts of assets, liabilities and shareowners' equity to record them at fair value. The adjustment to assets totaled $863.7 million, of which $365.4 million will accrete into income over the life of the transactions, assuming the individual borrowers continue to pay their obligations according to contractual terms. The borrower's obligation to make payments to the Company is not affected by this adjustment.

      The adjustment to reduce the carrying amount of the New Senior Notes by $771.3 million represents a discount on the principal amount based upon the fair value of that obligation. This discount will be amortized to interest expense over the life of the New Senior Notes. Although the Reorganized Company balance sheet reflects the New Senior Notes at $2.48 billion, the Company's repayment obligation is the principal amount of $3.25 billion.

g) In accordance with Fresh-Start Reporting guidelines, certain assets, including goodwill and deferred debt origination costs were reduced to zero. Additionally, all unrealized equity items including foreign currency translation and unrealized gains and losses were reduced to zero and recognized through operations.

Net Reorganization Expense

      Net reorganization expense is comprised of income and expenses related to the reorganization that were recognized or incurred by FINOVA. The components of net reorganization expense are as follows:

--------------------------------------------------------------------------------------------------
                                                                     Predecessor Company
                                                             Two Months Ended   Eight Months Ended
                                                              August 31, 2001    August 31, 2001
--------------------------------------------------------------------------------------------------
Fair value adjustments of assets and liabilities                 $ 62,851           $ 62,851

Interest income earned on unpaid interest and debt payments       (24,050)           (42,372)

Professional service fees & other                                  15,782             26,048
--------------------------------------------------------------------------------------------------
Net reorganization expense                                       $ 54,583           $ 46,527
==================================================================================================

NOTE C  SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

      In connection with the Company's reorganization and emergence from bankruptcy as a new reporting entity, the operating segments have been combined to reflect the organizational changes within the Company. FINOVA is no longer soliciting new business, and the portfolio is not managed by separate strategic business units. Many of the former components of the previous segments have been sold, dissolved or combined with other business units, so that comparisons with prior periods are not meaningful. Management's strategic plan is to maximize the value of its assets through an orderly administration and collection of the portfolio. Accordingly, the performance of reportable business segments presented in the Predecessor Company's financial statements no longer have any meaning to the business of the Reorganized Company. Performance will be monitored by the Company's overall ability to collect or dispose of assets at reasonable market values.

Assets Held for the Production of Income

      Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at the lower of cost or market with adjustments, if any, recorded in operations. Depreciation on these assets is recorded in operations over their estimated remaining useful lives.

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

      Subsequent to June 2001, the FASB issued SFAS No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 and SFAS No. 142 have no current impact on the Company. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends ARB No. 51, "Consolidated Financial Statements."

      In conjunction with the Company's reorganization and Fresh-Start Reporting FINOVA adopted the provisions of SFAS Nos. 143 and 144, which resulted in an immaterial impact on its consolidated results of operations and financial position.

Reclassifications

      Certain reclassifications have been made to the Predecessor Company's financial statements to conform with the Reorganized Company's 2001 presentation.

NOTE D  DEBT

      Total debt was as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                       Reorganized Company      Predecessor Company as
                                                                     as of September 30, 2001    of December 31, 2000
----------------------------------------------------------------------------------------------------------------------
Berkadia Loan                                                               $5,600,000                $
Senior debt Reorganized Company (face amount of $3.25 billion)               2,479,140
Senior debt Predecessor Company:
  Commercial Paper                                                                                      4,690,990
  Senior Notes                                                                                          4,172,112
  Medium term notes                                                                                     2,128,772
  Nonrecourse installment notes                                                                             5,813
----------------------------------------------------------------------------------------------------------------------
Total Debt                                                                  $8,079,140                $10,997,687
======================================================================================================================

      As a result of the Plan, which is discussed in more detail in Note B "Chapter 11 Reorganization and Fresh-Start Reporting," all FINOVA outstanding debt was restructured upon emergence. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of New Senior Notes to restructure the Company's pre-emergence indebtedness (including TOPrS) and repay all accrued and unpaid pre-petition and post-petition interest. The Berkadia Loan has a first priority lien on substantially all of FINOVA's assets, including all of its subsidiaries, and the holders of New Senior Notes have a second priority lien on those assets. The holders of New Senior Notes may not enforce their security interest so long as the Berkadia Loan remains outstanding.

      The terms of the Berkadia Credit Agreement permit the Company to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125% of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter
(e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in the Company's good faith judgment and as approved in advance by Berkadia for the operations of the Company. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis, except for the first payment date October 7, 2001. On that date, the Company determined that the amount in excess of the cash reserve totaled $700 million, and used it to reduce the balance of the Berkadia Loan to $4.9 billion.

      The terms of the Berkadia Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the loan balance of not less than 1.25 to 1. As of September 30, 2001, the Company's Collateral Value totaled $7.56 billion, resulting in a ratio of 1.35 to 1.

      The Berkadia Loan matures on August 20, 2006 and bears interest, payable monthly at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. The average rate under the agreement for the one-month period ended September 30, 2001 was 5.84%. Principal is payable from available cash. All outstanding principal and accrued and unpaid interest is payable at maturity.

      The New Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are due prior to maturity only after the Berkadia Loan has been paid in full, and is payable out of available cash after establishment of cash reserves as defined in the Indenture. The Indenture has no financial covenants, except for the requirement to use available cash in the priority set forth in the Indenture. The New Senior Notes are reflected in the Company's Condensed Consolidated Balance Sheet net of a $771.3 million discount, as a result of Fresh-Start Reporting adjustments. The book value of the New Senior Notes will be increased over time to the principal amount through the amortization of the discount as interest expense. The Company's obligation is to pay the full $3.25 billion principal amount of the New Senior Notes.

NOTE E  (LOSS) EARNINGS PER SHARE

      Basic earnings or losses per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. As a result of the Plan, all stock incentive plans were canceled and all outstanding stock options, stock appreciation rights and restricted stock were canceled. Additionally, TOPrS were restructured in the reorganization and ceased to exist. For all periods presented, basic (loss) earnings per share equaled diluted
(loss) earnings per share, either as a result of the reorganization or the options and preferred stock being antidilutive. Basic and diluted (loss) earnings per share calculations are presented in the Condensed Statements of Consolidated Operations and are detailed below:

-------------------------------------------------------------------------------------------------------
                                          Reorganized Company                       Predecessor Company
                                            One Month Ended     Two Months Ended     Three Months Ended
                                          September 30, 2001     August 31, 2001     September 30, 2000
-------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share
  Computation:

(Loss) income from continuing operations     $    (850,047)        $  (161,773)        $    (71,011)
=======================================================================================================

Weighted average shares outstanding            122,041,000          70,972,000           61,304,000
Contingently issued shares                                                                 (286,000)
-------------------------------------------------------------------------------------------------------
Adjusted weighted average shares               122,041,000          70,972,000           61,018,000
=======================================================================================================

Basic/Diluted (Loss) Earnings Per Share:

(Loss) income from continuing operations     $       (6.97)        $     (2.28)        $      (1.16)
Discontinued operations                                                   0.06                (3.33)
Extraordinary items                                                       0.41
-------------------------------------------------------------------------------------------------------
  Net Loss                                   $       (6.97)        $     (1.81)        $      (4.49)
=======================================================================================================
---------------------------------------------------------------------------------
                                          Predecessor Company
                                          Eight Months Ended   Nine Months Ended
                                            August 31, 2001    September 30, 2000
---------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share
  Computation:

(Loss) income from continuing operations     $  (654,583)       $     32,247
=================================================================================

Weighted average shares outstanding           63,677,000          61,262,000
Contingently issued shares                                          (286,000)
---------------------------------------------------------------------------------
Adjusted weighted average shares              63,677,000          60,976,000
=================================================================================

Basic/Diluted (Loss) Earnings Per Share:

(Loss) income from continuing operations     $    (10.28)       $       0.53
Discontinued operations                            (0.23)              (4.15)
Extraordinary items                                 0.45
---------------------------------------------------------------------------------
  Net Loss                                   $    (10.06)       $      (3.62)
=================================================================================

NOTE F  PORTFOLIO QUALITY

      The following table presents a distribution of the Company's total financial assets at September 30, 2001:

                             TOTAL FINANCIAL ASSETS
                               September 30, 2001
                             (Dollars in Thousands)

--------------------------------------------------------------------------------------------------
                                     Revenue       Revenue Accruing   Nonaccruing    Nonaccruing
                                 Accruing Assets       Impaired         Impaired    Leases & Other
--------------------------------------------------------------------------------------------------
Resort Finance                     $1,211,144          $ 59,994        $  196,525       $ 3,453
Transportation Finance (1)            417,250           241,134           346,101
Rediscount Finance                    548,670           184,137            69,025         2,200
Franchise Finance                     669,029            19,654            87,865         1,720
Specialty Real Estate Finance         594,558             4,020            52,350        19,986
Healthcare Finance                    392,881            54,139           157,062         2,930
Communications Finance                221,092                             159,320
Commercial Equipment Finance          287,483                              43,167         7,180
Corporate Finance                      84,508                             219,867         4,517
Mezzanine Capital                     106,738             2,946            30,482
Public Finance                        106,870                                 382
Investment Alliance                     8,548                               2,919
Other                                  24,310                                             4,088
--------------------------------------------------------------------------------------------------
Total Financial Assets             $4,673,081          $566,024        $1,365,065       $46,074
Less Reserve for Credit Losses
--------------------------------------------------------------------------------------------------
TOTAL (2)
==================================================================================================
---------------------------------------------------------------------
                                            Total Financial
                                 Other (3)       Assets           %
---------------------------------------------------------------------
Resort Finance                   $  7,070      $1,478,186        20.5
Transportation Finance (1)        346,471       1,350,956        18.7
Rediscount Finance                                804,032        11.1
Franchise Finance                   5,162         783,430        10.9
Specialty Real Estate Finance       6,022         676,936         9.4
Healthcare Finance                 12,339         619,351         8.6
Communications Finance              1,861         382,273         5.3
Commercial Equipment Finance       14,536         352,366         4.9
Corporate Finance                   1,861         310,753         4.3
Mezzanine Capital                  15,700         155,866         2.2
Public Finance                                    107,252         1.5
Investment Alliance                81,698          93,165         1.3
Other                              69,262          97,660         1.3
---------------------------------------------------------------------
Total Financial Assets           $561,982      $7,212,226       100.0
Less Reserve for Credit Losses                   (863,510)
---------------------------------------------------------
TOTAL (2)                                      $6,348,716
=========================================================

NOTES:

(1) The total financial assets for transportation are shown net of a $403.3 million fair market value adjustment recorded in conjunction with Fresh-Start Reporting and a $217.0 million write-down charged directly to owned assets as a result of the events of September 11, 2001. Additionally, as a result of the events of September 11, the Company established a $367.8 million reserve for credit losses. See below for a discussion of the impact of the September 11 events.
(2) Excludes $257.8 million of assets sold that the Company manages, including $150.3 million in commercial equipment and $107.5 million in franchise.
(3) Other includes operating leases, of which $205.0 million are generating revenue, investments and assets held for the production of income.

                                   ----------

Assets Held for Sale

      Assets held for sale are carried at the lower of cost or market with the adjustment, if any, recorded in operations. During 2000, the Company designated loans generated by its realty capital portfolio as being held for sale and recorded a loss of $43.2 million to write-down the assets to their net estimated sales price and recorded an additional loss of $5.1 million during the first quarter of 2001. In July 2001, substantially all of the realty capital assets were sold with no additional gain or loss.

      During the second quarter of 2001, the Company designated leveraged leases in its transportation portfolio as being held for sale and recorded a loss of $198.1 million to write-down the assets to their estimated net sales price. In August 2001, prior to Fresh-Start Reporting, an additional charge of $74.0 million was recorded due to continued weakening in the airline industry. The negative impact of the events of September 11, 2001 resulted in an additional $67.6 million charge. The tax gain anticipated from potential sales of leveraged leases is expected to be fully offset by the current year's tax loss and through the utilization of net operating loss carryforwards ("NOLs").

      In connection with the reorganization of the Company, the remaining assets of the corporate finance portfolio were designated as held for sale. The assets were previously recorded as discontinued operations and were therefore recorded at net realizable value.

      The following table presents the balances and changes in FINOVA's assets held for sale:

                                                                         Total
--------------------------------------------------------------------------------
As of December 31, 2000 (net of $43.2 million mark-down)              $ 421,956
  Runoff  (amortization and prepayments), net of fundings               (41,516)
  Mark-down to estimated sales price                                     (5,147)
--------------------------------------------------------------------------------
As of March 31, 2001 (Predecessor Company)                              375,293
  Runoff (amortization and prepayments), net of fundings                (45,944)
  Assets reclassified to held for sale                                  559,717
  Mark-down to estimated sales price                                   (198,070)
--------------------------------------------------------------------------------
As of June 30, 2001 (Predecessor Company)                               690,996
  Sale of assets                                                       (303,299)
  Assets reclassified to held for sale                                  352,508
  Mark-down to estimated sales price                                    (73,996)
--------------------------------------------------------------------------------
As of August 31, 2001 (Reorganized Company)                             666,209
  Runoff (amortization and prepayments), net of fundings                (25,439)
  Mark-down to estimated sales price                                    (70,505)
--------------------------------------------------------------------------------
As of September 30, 2001 (Reorganized Company)                        $ 570,265
================================================================================

Reserve for Credit Losses

      The reserve for credit losses at September 30, 2001 represents 14.2% of the Company's total financing assets. Changes in the reserve for credit losses were as follows:

-------------------------------------------------------------------------------------------
                                Reorganized Company            Predecessor Company
                                  One Month Ended    Eight Months Ended  Nine Months Ended
                                September 30, 2001     August 31, 2001   September 30, 2000
-------------------------------------------------------------------------------------------
Balance, beginning of period         $ 256,324            $ 578,750           $178,266
Provision for credit losses            606,813              230,772            141,347
Write-offs                                                 (558,052)           (62,930)
Recoveries                                 357                4,964                922
Other                                       16                 (110)                97
-------------------------------------------------------------------------------------------
Balance, end of period               $ 863,510            $ 256,324           $257,702
===========================================================================================

      FASB 114 defines impaired loans as loans not expected to perform in accordance with contractual terms and specifies the measurement of impairment on the basis of present value of expected future cash flows discounted at the loan's effective interest rate, or on a loan's observable market price. In connection with Fresh-Start Reporting, the Company adjusted the carrying value of its portfolio to fair value based on expected cash flows using current risk adjusted interest rates.

      Impairment is now measured against the risk adjusted interest rates utilized in Fresh-Start Reporting. Accordingly, impairment reserves are now recorded when financing asset carrying values exceed the expected future cash flows, discounted at the interest rate used for valuation in Fresh-Start Reporting. In connection with Fresh-Start Reporting as of August 31, 2001, existing impairment reserves of $451.2 million were charged off against impaired balances. As a result of the events of September 11, 2001, additional impairment reserves of $520.5 were established on the total impaired asset carrying amount of $1.9 billion.

      An analysis of the reserve for credit losses is as follows:

-----------------------------------------------------------------------------------------------------------------
                                       Predecessor Company                          Reorganized Company
                                               August 31, 2001 (Before
                               June 30, 2001    Fresh-Start Reporting)     August 31, 2001     September 30, 2001
-----------------------------------------------------------------------------------------------------------------
Reserves on impaired assets       $330,978             $451,197                $                    $520,500
Other reserves                     355,672              256,324                 256,324              343,010
-----------------------------------------------------------------------------------------------------------------
Reserves for credit losses        $686,650             $707,521                $256,324             $863,510
=================================================================================================================

     Some of FINOVA's asset portfolios are concentrated within industries that have been adversely affected by the September 11, 2001 terrorist attacks, especially those operating in the transportation, resort and hotel industries. FINOVA has developed estimates of the impact these attacks will have on its portfolios, resulting in charges totaling $851.1 million to provide for additional loss reserves of $634.1 million and to write-down various owned assets by $217.0 million. These charges relate primarily to FINOVA's transportation portfolio ($1.4 billion total assets before reserves at September 30, 2001), resort portfolio ($1.5 billion total assets before reserves at September 30, 2001) and specialty real estate portfolio ($459.4 million total assets before reserves at September 30, 2001, excluding real estate leveraged leases), and include an additional reserve related to all other portfolios.

      Prior to September 11, 2001, the general economic downturn had caused airlines and cargo carriers to ground or restrict the use of older, less efficient aircraft. The events of September 11, 2001 accelerated this trend and increased the glut of used aircraft, resulting in significantly reduced values. The Company's transportation portfolio consists of predominantly used aircraft and its ability to place returned aircraft with new carriers or liquidate aircraft returned in lieu of payment, has diminished significantly. An increasing number of FINOVA's customers are experiencing difficulties in making payments and are either pursuing reductions in payment obligations or are returning aircraft. As a result, FINOVA's inventory of returned aircraft continues to grow. The Company has recorded charges totaling $584.8 million to write-down off-lease aircraft held for the production of income and operating leases by $217.0 million and to increase reserves by $367.8 million for inherent losses expected to be realized in its transportation portfolio as a result of these events.

      The charges to FINOVA's transportation portfolio were based on a detailed analysis of each aircraft. The critical factors considered include the type of carrier, age of the aircraft, number of aircraft by type in FINOVA's portfolio, operating efficiency of each type and the overall industry capacity to absorb these aircraft. The Company considered current trends and the financial stability of its customer base to assess the likelihood of aircraft being returned to FINOVA and the necessity to provide concessions in the form of reduced payments to keep the aircraft operating.

      Based on the Company's assessment of its portfolio, customer base and the industry, anticipated future cash flows were estimated on each aircraft. These estimates took into account the likelihood of aircraft being returned, anticipated concessions to customer payment obligations, timing of returning off-lease aircraft back into service, costs to place parked aircraft back into service and the potential necessity to scrap certain classes of aircraft. Aircraft values were estimated on the basis of current market information, the glut of aircraft currently in the marketplace and the continuing negative effect resulting from the events of September 11, 2001.

      The estimated cash flows were discounted at risk adjusted interest rates to measure impairment for owned aircraft in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and for loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

      FINOVA's resort portfolio is primarily in the destination timeshare resort industry. Many timeshare resorts, especially those that require patrons to travel by air, are being negatively impacted by the terrorist attacks. Projects with unsold inventory are having difficulty maintaining sales levels that are required to fund operations. The Company has some concerns regarding the ability of its customers (the developers) to generate sufficient timeshare sales to repay FINOVA. The Company has similar concerns for some of its hotels in its specialty real estate portfolio, especially those that depend on air travel to transport their revenue generating customers. As a result, the Company has recorded a charge of $121 million to reserve for inherent losses expected in these portfolios.

      The charge relating to FINOVA's resort and hotel portfolios was estimated using current market information and assumed risk factors specific to those portfolios. These factors include the financial ability of individual borrowers/developers to withstand a prolonged reduction in revenues, the geographic location of each resort/hotel and the development status of each project. The portfolios were stratified by risk factors and assumed loss ratios were determined based upon management's evaluation of all relevant conditions.

      In all other FINOVA portfolios, the Company expects an increase in the level of problem accounts as a result of the events of September 11, 2001 and the weakening of the general economy. Additional charges of $145.3 million have been incurred to reserve for inherent losses expected in these portfolios.

      FINOVA's reserve for credit losses represents management's best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience, collateral and recent tragedies. Actual results could differ from estimates and values and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the reserve are reflected in current operations.

      Interest income is recognized on impaired assets through the accrual of contractual rates due and through the amortization of discounts created in Fresh-Start Reporting unless contractual payments of principal and interest are 90 days delinquent or, in management's opinion, full collection of recorded amounts at contractual rates is not subject to reasonable estimation. In that case, the impaired assets are placed on nonaccruing status and any subsequent cash received is either recorded in income as received or used to reduce the recorded investment in the related asset.

NOTE G  COMMITMENT & CONTINGENCIES

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

Securities Litigation

      Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purported to be on behalf of all those who purchased FINOVA Capital's 7.25% Notes which, prior to the reorganization, would have been due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

      By order of the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re:
FINOVA Group Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System ("LSERS") as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The consolidated amended complaint generally alleged that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to, among other reasons, bolster FINOVA's stock price. Among other things, the complaint sought unspecified damages for losses incurred by shareowners, plus interest, and other relief, and rescission with regard to the notes purchased.

      Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company's acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, FINOVA Group, Samuel Eichenfield, John W. Teets, Constance Curran,
G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer and Bruno Marszowski. The complaints allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest, and other relief.

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

      By agreement of the parties, the time for the defendants to answer or move to dismiss the Second Amended Consolidated Complaint was extended to August 24, 2001. After extensive negotiations, the parties reached an agreement in principle to resolve all of the various claims in the Consolidated Securities Litigation, including the claims in the Tennessee actions that had been transferred and consolidated in January, and the claims asserted in the Tennessee state court action brought by Ronald Benkler. The Bankruptcy Court gave preliminary approval to the agreement in principle on August 10, 2001. This agreement in principle, however, still remains subject to several material conditions, including the approval of the United States District Court in Arizona.

      Finally, two shareowners' derivative lawsuits were filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purported to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against several current and former officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions sought unspecified money damages and other relief. As with the consolidated securities litigation, the allegations centered generally on claims that there were materially misleading statements regarding FINOVA's loss reserves. The Plan, which was confirmed on August 10, 2001, provided that the Company may enforce any claims or causes of action arising before or after the petition that the Company has against any entity or person, that the Company may pursue or abandon such claims or causes of action as it deems appropriate, and that no creditor or shareowner may pursue or commence such litigation, whether direct or derivative, in regard to such claims and causes of action. The Company thus views the shareowners' derivative actions as superceded by the Plan.

Bankruptcy

      On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the Bankruptcy Court. The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc., and FINOVA Trust Finance.

      FINOVA obtained orders from the Bankruptcy Court on the first day permitting FINOVA to continue its operations in the ordinary course including honoring its obligations to borrowers. The orders also permitted the Debtors to pay certain pre- and post-petition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors.

      The Plan was approved at a confirmation hearing on August 10, 2001 and became final and non-appealable on August 21, 2001, at which time it became effective upon consummation of the Berkadia Loan. See Note B for more information regarding the Reorganization Proceedings.

      Certain post-confirmation proceedings continue in the Bankruptcy Court relating to the proofs of claims filed by creditors or alleged creditors, as well as administrative claims and claims for damages for rejected executory contracts. Many of these claims relate to pre-petition litigation claims as described in the first paragraph of Note G, and as such, it is possible that some of the claims could be decided against FINOVA. FINOVA believes that any resulting liability for those claims should not materially affect FINOVA's financial position.

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

Recent Developments

      On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the Bankruptcy Court to enable them to restructure their debt (the "Reorganization Proceedings"). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA's access to lower cost capital in the public and private markets. Those events have generally been described in The FINOVA Group Inc. Form 10-K/A for the year ended December 31, 2000 (the "2000 10-K/A").

      On August 10, 2001, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the Plan.

      On August 21, 2001, FINOVA emerged from the Reorganization Proceedings upon effectiveness of its Plan. Pursuant to the Plan, Berkadia LLC ("Berkadia"), jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), funded the $5.6 billion loan to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing 2009 with Contingent Interest due 2016 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock representing 50% of FINOVA's outstanding shares after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

      As more fully described in the Plan, the Company's current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables and sales of assets. As required under its credit agreement with Berkadia Credit Agreement (the "Credit Agreement") and the Indenture governing the New Senior Notes (the "Indenture"), it is not engaged in any new customer lending activities nor does it expect to engage in any of these activities for the foreseeable future. All funds generated in excess of defined cash reserves from the management of its portfolio are to be used to satisfy its creditors in the manner and in the priorities as set forth in the Credit Agreement and the Indenture.

Financial Reporting

      As described in Note B of "Notes to Interim Condensed Consolidated Financial Statements," upon emergence from bankruptcy, FINOVA implemented Fresh-Start Reporting in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result, the Condensed Consolidated Financial Statements for the Reorganized Company as of September 30, 2001 will not be comparable to those of the Company for periods prior to September 30, 2001. Furthermore, the results of the interim periods for both the Predecessor Company and the Reorganized Company are not necessarily indicative of full year results.

      Other changes to financial reporting are based on management's plans for maximizing the value of its portfolio. They include the merging of discontinued operations back into continuing operations and the elimination of segment reporting. All former segments of the Company have been dissolved and the Company is now being managed as one operating unit. As indicated previously, FINOVA is no longer soliciting new business and is focused on the collection of its portfolio. The Company is being organized to efficiently execute the orderly collection of its portfolio contemplated in the Plan. The organizational changes are also expected to result in a significant reduction of operating costs. In conjunction with these changes, the Company has announced the retirement of its Executive Vice President, General Counsel and Secretary and its Senior Vice President - Chief Financial Officer. The Company's Senior Vice President - Internal Audit will also be leaving the Company. Successors have been appointed from within the Company.

Impact of the September 11, 2001 Terrorist Attacks

     The September 11 terrorist attacks resulted in a tremendous loss of life and property and have significantly affected the U.S. and world economies. Some of FINOVA's asset portfolios are concentrated within industries that have been adversely affected by these events, especially those operating in the transportation, resort and hotel industries. FINOVA has developed estimates of the impact these attacks will have on its portfolios, resulting in charges of $851.1 million to provide additional loss reserves of $634.1 million and to write-down various owed assets by $217.0 million. These charges relate primarily to FINOVA's transportation portfolio ($1.4 billion total assets before reserves at September 30, 2001), resort portfolio ($1.5 billion total asset before reserves at September 30, 2001) and specialty real estate portfolio ($459.4 million total assets before reserves at September 30, 2001, excluding real estate leveraged leases), and include an additional reserve related to all other portfolios.

      Prior to September 11, 2001, the general economic downturn had caused airlines and cargo carriers to ground or restrict the use of older, less efficient aircraft. The events of September 11, 2001 accelerated this trend and increased the glut of used aircraft, resulting in significantly reduced values. The Company's transportation portfolio consists of predominantly used aircraft and its ability to place returned aircraft with new carriers or liquidate returned aircraft in lieu of payment, has diminished significantly. An increasing number of FINOVA's customers are experiencing difficulties in making payments and are either pursuing reductions in payment obligations or are returning aircraft. As a result, FINOVA's inventory of returned aircraft continues to grow. The Company has recorded charges totaling $584.8 million to write-down off-lease aircraft held for the production of income and operating leases by $217.0 million and to increase reserves by $367.8 million for inherent losses expected to be realized in its transportation portfolio as a result of these events.

      The charges to FINOVA's transportation portfolio were based on a detailed analysis of each aircraft. The critical factors considered include the type of carrier, age of the aircraft, number of aircraft by type in FINOVA's portfolio, operating efficiency of each type and the overall industry capacity to absorb these aircraft. The Company considered current trends and the financial stability of its customer base to assess the likelihood of aircraft being returned to FINOVA and the necessity to provide concessions in the form of reduced payments to keep the aircraft operating.

      Based on the Company's assessment of its portfolio, customer base and the industry, anticipated future cash flows were estimated on each aircraft. These estimates took into account the likelihood of aircraft being returned, anticipated concessions to customer payment obligations, timing of returning off-lease aircraft back into service, costs to place parked aircraft back into service and the potential necessity to scrap certain classes of aircraft. Aircraft values were estimated on the basis of current market information, the glut of aircraft currently in the marketplace and the continuing negative effect resulting from the events of September 11, 2001.

      The estimated cash flows were discounted at risk adjusted interest rates to measure impairment for owned aircraft in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and for loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

      FINOVA's resort portfolio is primarily in the destination timeshare resort industry. Many timeshare resorts, especially those that require patrons to travel by air, are being negatively impacted by the terrorist attacks. Projects with unsold inventory are having difficulty maintaining sales levels that are required to fund operations. The Company has some concerns regarding the ability of its customers (the developers) to generate sufficient timeshare sales to repay FINOVA. The Company has similar concerns for some of its hotels in its specialty real estate portfolio, especially those that depend on air travel to transport their revenue generating customers. As a result, the Company has recorded a charge of $121 million to reserve for inherent losses expected in these portfolios.

      The charge relating to FINOVA's resort and hotel portfolios was estimated using current market information and assumed risk factors specific to those portfolios. These factors include the financial ability of individual borrowers/developers to withstand a prolonged reduction in revenues, the geographic location of each resort/hotel and the development status of each project. The portfolios were stratified by risk factors and assumed loss ratios were determined based upon management's evaluation of all relevant conditions.

      In all other FINOVA portfolios, the Company expects an increase in the level of problem accounts as a result of the events of September 11, 2001 and the weakening of the general economy. Additional reserves of $145.3 million have been established for the inherent losses expected in these portfolios.

Results of Operation

One Month Ended September 30, 2001

      The Company reported a loss of $850.0 million for the one month ended September 30, 2001. This was primarily due to $851.1 million of charges for the estimated losses relating to the terrorist attacks on September 11, 2001. These charges are reflected in the Condensed Consolidated Statement of Operations as $217.0 million in losses on financial assets, representing the write-down of owned assets and additional loss provisions of $634.1 million to reserve for inherent losses expected to be realized as a result of these events. These charges were partially offset by the reallocation of $27.3 million of loss reserves previously established. Other factors contributing to the loss included a slightly negative interest margin and a high level of operating expenses. The negative interest margin was principally due to an increase in nonaccruing assets ($1.4 billion at September 30, 2001) and to FINOVA's high cost of debt in a relatively low interest rate environment. The Company is no longer matched funded and because of the increase in nonaccruing assets, it has less earning fixed-rate assets than its total fixed-rate debt obligations of $3.25 billion represented by the 7.5% New Senior Notes. The higher level of nonaccruing assets is the result of a continuing weakening economy and the events of September 11. The negative spread is expected to continue due to the mismatch between income accretion on assets and the discount amortization on liabilities resulting from Fresh-Start Reporting. As required by Fresh-Start Reporting, FINOVA reduced its assets by $863.7 million (of which $365.4 million will accrete into income) and its liabilities by $800.8 million (which included $771.3 million of discounts that will be amortized as additional interest expense).

      Operating expenses in September 2001 were $22.7 million and were significantly higher than the $16.8 million average monthly expenses of the Predecessor Company during the eight months ended August 31, 2001. The increase was primarily due to severance accruals of $6.5 million, resulting from a reorganization designed to improve the efficiency of collecting and disposing of its assets and to litigation accruals. The reorganization is expected to result in a significant reduction of operating expenses by early 2002.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      The results for the nine months of 2001 include one month of the Reorganized Company (September 2001) and eight months of the Predecessor Company ended August 31, 2001, as reported in the Condensed Statements of Consolidated Operations.

     Net Loss. Net losses for the nine months of 2001 were $1.49 billion compared to net losses of $220.7 million for the nine months of 2000. The major reasons for the losses in 2001 are the weakening U.S. and world economies, the economic impact of the terrorist attacks of September 11, 2001, and the costs of the Reorganization Proceedings (from March 7, 2001 through August 21, 2001). The decline in operating results is primarily due to $295.8 million of lower interest margins, $696.2 million of increased loss provisions, higher losses on financial assets of $484.7 million, net reorganization expenses of $46.5 million, higher operating expenses of $34.5 million and $145.7 million less income tax benefits recorded in 2001. These negative variances were partially offset by $238.0 million of lower losses from discontinued operations and $28.8 million of extraordinary gains in 2001.

     Interest Margins Earned. Interest margins earned (defined as total revenues less interest expense and operating lease and other depreciation) are down primarily due to higher nonaccruing assets (which increased to $1.4 billion at September 30, 2001), higher costing funds and a lower level of financing assets.

      Provision for Credit Losses. Loss provisions were up by $696.2 million in the nine months of 2001 due primarily to the deteriorating portfolio which has been severely affected by the weakening economy and the terrorist attacks of September 11, 2001. See the discussion of portfolio quality and reserve for losses in Note F of "Notes to Interim Condensed Consolidated Financial Statements."

      Losses on Financial Assets. The 2001 losses were greater than 2000 by $484.7 million. These losses represent the write-down or write-off of owned assets and were substantially all related to FINOVA's transportation portfolio. This portfolio was adversely affected by problems in the airline industry and reduced aircraft values caused by unusually high numbers of parked airplanes. As discussed earlier, the terrorist attacks had the largest effect on FINOVA's transportation portfolio and its aircraft values.

      Operating Expenses. Operating expenses were up by $34.5 million in the nine months of 2001 due primarily to higher professional services (up by $30.1 million) which consisted of investment banking, legal and accounting fees, principally related to the Company's pursuit of its strategic alternatives and restructuring efforts prior to commencement of the Reorganization

Proceedings. As discussed earlier, the Company has reorganized its operations which is expected to result in a significant reduction of operating expenses by early 2002.

      Net Reorganization Expense. Net reorganization expense is comprised of expenses and income that are directly associated with the bankruptcy process. For the period March 7, 2001 through August 31, 2001, net reorganization expense was $46.5 million and included fair value adjustments of assets and liabilities related to Fresh-Start Reporting of $62.9 million, professional service and other fees of $26.0 million, partially offset by $42.4 million of interest income earned on cash retained for interest and debt payments that were deferred during the bankruptcy period.

      Income Taxes. Income tax benefits in the nine months of 2001 were $992 thousand and related to FINOVA'S operations in the United Kingdom and Canada, compared to income tax benefits of $146.7 million recorded in the nine months of 2000. Income tax benefits were offset by an increase in the valuation allowance during 2001 due to the uncertainty of being able to utilize such benefits.

      Discontinued Operations. As discussed earlier, the businesses that were previously classified as discontinued operations were merged into continuing operations upon emergence from Reorganization Proceedings. The results for the eight months of 2001, which covers the period until emergence reflected an improvement of $238 million over the nine months of 2000. The 2000 period included the initial valuation adjustment to the assets that were included in discontinued operations and designated to be sold or liquidated, at their estimated net realizable amounts.

      Extraordinary Item. The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA's 5 1/2% Convertible Trust Originated Preferred Securities as discussed in Note B of "Notes to the Interim Condensed Consolidated Financial Statements."

Financial Condition, Liquidity and Capital Resources

      Upon emergence from bankruptcy, FINOVA's internally generated funds of $2.7 billion, the $5.6 billion Berkadia Loan and the issuance of $3.25 billion New Senior Notes financed the restructuring of the Company's pre-emergence indebtedness (including TOPrS) and repaid all accrued and unpaid pre-petition and post-petition interest claims allowed through that date. The New Senior Notes are reflected in the Company's Condensed Consolidated Balance Sheet net of a discount of $771.3 million, as a result of Fresh-Start Reporting adjustments. The book value of the New Senior Notes will be increased over time to the principal amount, through the amortization of the discount as interest expense. The Company's obligation is to pay the full $3.25 billion principal amount of the New Senior Notes.

      The terms of the Berkadia Credit Agreement and the Indenture substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement, the Company is permitted to establish a cash reserve in an amount not to exceed the sum of (a) 125% of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness (including the New Senior Notes) that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in the Company's good faith judgment and as approved in advance by Berkadia for the operations of the Company, which could include repurchases of New Senior Notes in accordance with the terms of the Indenture. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis, except for the first payment date, October 7, 2001. On that date, the Company determined that the amount in excess of the cash reserve totaled $700 million and used it to reduce the balance of the Berkadia Loan to $4.9 billion.

      Cash reserves can only be invested in obligations issued or guaranteed by the US government, high grade commercial paper and bank certificates of deposit meeting specific criteria and limited other investments that must also meet specific ratings criteria. Further, all of the Company's cash accounts are subject to account control agreements for the benefit of Berkadia that effectively give Berkadia a lien on such accounts. After the $700 million payment to Berkadia on October 7, 2001, the amount of cash retained by the Company was approximately $300 million.

      Immediately after the Company restructured its existing indebtedness and emerged from Reorganization Proceedings, it had cash and cash equivalents of approximately $907.8 million. From that date through September 30, 2001, net funds generated were $140.0 million, principally as a result of collections on financial assets less expenses. The Company's future business activities will be focused on maximizing the value of its portfolio through collection or sale of assets and funds generated by such efforts will be used for the benefit of creditors. See Note B of "Notes to Interim Condensed Consolidated Financial Statements" for further discussion.

      Historically, FINOVA entered into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. In 2001, substantially all of FINOVA's interest rate swaps were terminated as a result of the

Reorganization Proceedings. Therefore, FINOVA's asset and liabilities are not match funded going forward. Interest rate swaps with an estimated value of approximately $63 million were settled and recognized as reorganization income during 2001.

      Total financial assets declined to $6.35 billion at September 30, 2001, down $4.94 billion from year-end 2000 financial assets of $11.28 billion. The significant reductions are attributable to collections on financial assets for the first nine months of 2001 ($2.91 billion), assets sold during the nine months of 2001 ($456.1 million), fair market value adjustments applicable to its financial assets ($709.7 million) in connection with adopting Fresh-Start Reporting in August 2001 and to the charges resulting from the events of September 11, 2001 ($851.1 million).

      Fresh-Start accounting adjustments resulted in a $62.9 million reduction to shareowners' equity. The events of September 11, 2001 combined with operating losses in September 2001, resulted in a further reduction in shareowners' equity of $853.5 million. The Company's Shareowners' Deficit is $835.8 million at September 30, 2001. The Company's negative net worth reflects its obligation to New Senior Note holders at the discounted amount of $2.48 billion. If the New Senior Notes were reflected at their principal amount of $3.25 billion and no other adjustments are made, its negative net worth would grow to $1.61 billion.

      The reserve for credit losses increased to $863.5 million at September 30, 2001, representing 14.2% of financing assets. The reserve for credit losses as a percent of nonaccruing assets was 61.2% at September 30, 2001 due to the increase in the reserve for credit losses partially offset by an increase in nonaccruing assets. Nonaccruing assets were $1.4 billion or 19.6% of total gross financial assets at September 30, 2001. Revenue accruing impaired assets increased to $566.0 million during the nine months ended September 30, 2001, or 7.8% of total gross financial assets.

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

      Subsequent to June 2001, the FASB issued SFAS No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 and SFAS No. 142 have no current impact on the Company. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends ARB No. 51, "Consolidated Financial Statements."

      In conjunction with the reorganization and Fresh-Start Reporting FINOVA adopted the provisions of SFAS Nos. 143 and 144, which resulted in an immaterial impact on the consolidated results of operations and financial position.

Special Note Regarding Forward-Looking Statements

      Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters in the sections of this report captioned "Item 2." Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

            Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

      o On September 11, 2001, the United States was the target of vicious terrorist attacks that resulted in a tremendous loss of life and property. These attacks caused the interruption of many business activities and overall disruption of the U.S. and world economies. Many of FINOVA's customers have been adversely affected by these events, especially in the airline, resort and hotel industries. The Company has attempted to assess the economic damages these events have had on its financial condition and future operations, and accordingly has recorded charges in September 2001 to write-down assets and add to reserves for possible credit losses. These damages are based on the Company's initial estimation of losses and may not be indicative of the total impact these events could have on its portfolio and operations.

      o The results of FINOVA's efforts to implement its business strategy, including the efforts to maximize the value of the portfolio. Failure to fully implement its business strategy might result in adverse effects, including the ability to repay the Company's outstanding secured debt and other obligations, as well as having a materially adverse impact on its financial position and results of operations. The current focus on maximizing portfolio values and liquidity while minimizing or eliminating new business generation will likely cause financial results that differ materially from prior periods. Similarly, adoption of Fresh-Start Reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

      o The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance, affecting repayment of their obligations. The rate of borrower defaults or bankruptcies may increase. Economic conditions could adversely affect FINOVA's ability to realize gains from sales of assets and investments, and estimated residual values. Those items could be particularly sensitive to changing market conditions, such as the results following the events of September 11, 2001. Certain changes in fair market values must be reflected in FINOVA's reported financial results.

      o The cost of FINOVA's capital. That cost has increased significantly as a result of the consummation of the Berkadia Loan and issuance of the New Senior Notes. The resulting higher interest costs will reduce net income. Failure to comply with its credit obligations could result in additional increased interest charges. Changes in interest rates may negatively impact interest margins due to lack of matched funding of the Company's assets and liabilities.

      o Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor and collect its portfolio. Failure to do so could result in additional losses. The curtailment of new business could adversely affect employee retention absent significant retention incentives.

      o Changes in air worthiness directives. These changes could have a significant impact on airplane values, especially FINOVA's portfolio of airplanes that are of an older vintage.

      o Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some FINOVA financing products. The current financial condition of FINOVA also makes it difficult to record potential tax benefits that may never be recognized.

      o Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming than anticipated.

      o Potential liabilities associated with dispositions of assets or lines of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income by less than 4.5%.

      Certain limitations are inherent in the models used for interest rate risk measurements. Modeling changes require certain assumptions that may oversimplify the manner in which actual yields and costs respond to changes in market interest rates. For example, the models assume a more static composition of FINOVA's interest sensitive assets, liabilities and derivative instruments than would actually exist over the period being measured. The models also assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the maturity or repricing of specific assets and liabilities. Although the sensitivity analysis models provide an indication of FINOVA's interest rate risk exposure at a particular point in time, the models are not intended to and do not provide a precise forecast of the effects of changes in market interest rates on FINOVA's net income or loss and will likely differ from actual results.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Part I, Item 1, Note G for a discussion of pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On emergence from the Reorganization Proceedings, FINOVA's existing shares of common stock continued to remain outstanding. As contemplated by the Plan, FINOVA issued 61,020,581 shares of common stock to Berkadia on the Effective Date, representing 50% of FINOVA's equity outstanding after giving effect to the common stock issued pursuant to the Plan. Accordingly, there were 122,041,162 shares outstanding on the Effective Date.

      Upon emergence, FINOVA adopted a new Certificate of Incorporation that modified the rights of FINOVA's shareholders. The Certificate of Incorporation was changed, among other ways, to prohibit FINOVA from issuing non-voting equity securities. It also imposes certain restrictions on the transfer of FINOVA's equity securities, applicable to persons who are or become (under applicable tax rules) 5% shareholders of FINOVA, without the prior written approval of FINOVA's board of directors. These transfer restrictions do not apply to Berkadia or its affiliates. The Amended and Restated Certificate of Incorporation is filed as
Exhibit 3.A to FINOVA's Current Report on Form 8-K, filed on August 27, 2001 and is incorporated by reference into this report.

      As noted above, FINOVA issued 61,020,581 million shares of common stock to Berkadia in connection with the Plan, after giving effect to the issuance under the Plan of 3,000 shares to a creditor in connection with the resolution of its claim against FINOVA. Both issuances occurred on August 21, 2001, which was the date FINOVA emerged from the Reorganization Proceedings. No underwriters were used in connection with either transaction. The shares issued to Berkadia were additional consideration for its loan to FINOVA of $5.6 billion. The settlement with the creditor was in satisfaction of a greater claim, part of which was settled in cash and the remainder through the securities noted above. The issuance to Berkadia relied on the private offering exemption contained within
Section 4(2) of the Securities Act of 1933, as amended, and was a condition to Berkadia making the loan to FINOVA, which was privately negotiated. The issuance to the creditor was in reliance on the exemption from registration contained under Section 1145 of the United States Bankruptcy Code and was also privately negotiated. Both offerings of securities have been concluded.

      The Plan contemplates and authorizes the issuance of shares of (i) FINOVA's common stock to satisfy any final judgment against FINOVA not covered by insurance arising from certain existing class action litigation, and (ii) 6% Perpetual Non-Cumulative Redeemable Preferred Stock of FINOVA to satisfy any final judgment against FINOVA Capital not covered by insurance arising from certain existing class action litigation against FINOVA Capital. See Note G of "Notes to Interim Condensed Consolidated Financial Statements." If any FINOVA common stock is issued in satisfaction of any such judgment, the Plan provides that Berkadia would receive additional shares in the amount equal to the number it would have received on the Effective Date, as such additional

FINOVA stock had been issued on the Effective Date. The terms of the preferred stock are summarized in Exhibit 1.81 of FINOVA's Current Report on Form 8-K filed on June 8, 2001 and are incorporated in this report by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      FINOVA submitted its Plan to a vote of its creditors and equity interest holders, including the stockholders. 28,124,335 common shares voted, which constituted approximately 46% of the outstanding common stock. 27,915,402 shares were voted in favor of the Plan (99.25%), and 208,933 shares were voted against it (0.74%) The Plan included, among other things, approval of the proposed transaction with Berkadia and the issuance of New Senior Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

2.A Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference from FINOVA's Report on Form 8-K, filed on June 22, 2001, Exhibit 10.A).

2.B Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization (incorporated by reference from FINOVA's Current Report on Form 8-K, filed on August 27, 2001 (the "August 27 8-K"), Exhibit 2.B).

3.A Amended and Restated Certificate of Incorporation of FINOVA (incorporated by reference from the August 27 8-K, Exhibit 3.A).

3.B Amended and Restated Bylaws of FINOVA (incorporated by reference from the August 27 8-K, Exhibit 3.B).

10.A Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia (incorporated by reference from the August 27 8-K,
      Exhibit 10.A).

10.B Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the "Indenture Trustee"), with respect to FINOVA's 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note (incorporated by reference from the August 27 8-K, Exhibit 10.B).

10.C Form of Intercompany Notes by FINOVA Capital payable to FINOVA (incorporated by reference from the August 27 8-K, Exhibit 10.C).

10.D Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the "Collateral Trustee"), the Indenture Trustee, and each grantor from time to time party thereto (incorporated by reference from the August 27 8-K, Exhibit 10.D).

10.E Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia (incorporated by reference from the August 27 8-K, Exhibit 10.E).

10.F Guaranty, dated as of August 21, 2001, by certain subsidiaries of FINOVA Capital (the "Subsidiary Guarantors"), in favor of Berkadia (incorporated by reference from the August 27 8-K, Exhibit 10.F).

10.G Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee (incorporated by reference from the August 27 8-K, Exhibit G).

10.H Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee (incorporated by reference from the August 27 8-K, Exhibit 10.H).

10.I Registration Rights Agreement, dated as of August 21, 2001, between FINOVA and Berkadia (incorporated by reference from the August 27 8-K, Exhibit 10.I).

10.J Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire Hathaway, Inc. and Leucadia National Corporation (incorporated by reference from the August 27 8-K, Exhibit 10.J).

12    Computation of Ratio of (Losses) Income to Fixed Charges (interim period).

99.A Press Release of FINOVA dated August 21, 2001 (incorporated by reference from the August 27 8-K, Exhibit 99.A).

99.B Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented (incorporated by reference from the August 27 8-K, Exhibit 99.B).

Reports on Form 8-K:

      FINOVA filed the following reports on Form 8-K:

Date filed:       Purpose of Report:
----------        -----------------

August 27, 2001   Report on FINOVA's emergence from Chapter 11 reorganization proceedings, changes in management of FINOVA, and to provide copies of the Plan of Reorganization and principal documents relating to the Berkadia Loan.

August 29, 2001   Report on the change in control of FINOVA resulting from the issuance of shares to Berkadia pursuant to the Plan of Reorganization.

                             THE FINOVA GROUP INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FINOVA GROUP INC.

                                  (Registrant)


Dated: November 14, 2001                By:        /s/ Stuart A. Tashlik
                                            ------------------------------------
                                            Stuart A. Tashlik, Senior Vice
                                            President, Chief Financial Officer
                                            and Controller Principal Financial
                                            and Accounting Officer

                             THE FINOVA GROUP INC.
                         COMMISSION FILE NUMBER 1-11011
                                 EXHIBIT INDEX
                          SEPTEMBER 30, 2001 FORM 10-Q

Exhibit                               Document
-------                               --------

2.A Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference from FINOVA's Report on Form 8-K, filed on June 22, 2001, Exhibit 10.A).

2.B Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization (incorporated by reference from FINOVA's Current Report on Form 8-K, filed on August 27, 2001 (the "August 27 8-K"),
          Exhibit 2.B).

3.A Amended and Restated Certificate of Incorporation of FINOVA (incorporated by reference from the August 27 8-K, Exhibit 3.A).

3.B Amended and Restated Bylaws of FINOVA (incorporated by reference from the August 27 8-K, Exhibit 3.B).

10.A Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia (incorporated by reference from the August 27 8-K, Exhibit 10.A).

10.B Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the "Indenture Trustee"), with respect to FINOVA's 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note (incorporated by reference from the August 27 8-K, Exhibit 10.B).

10.C Form of Intercompany Notes by FINOVA Capital payable to FINOVA (incorporated by reference from the August 27 8-K, Exhibit 10.C).

10.D Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the "Collateral Trustee"), the Indenture Trustee, and each grantor from time to time party thereto (incorporated by reference from the August 27 8-K, Exhibit 10.D).

10.E Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia (incorporated by reference from the August 27 8-K, Exhibit 10.E).

10.F Guaranty, dated as of August 21, 2001, by certain subsidiaries of FINOVA Capital (the "Subsidiary Guarantors"), in favor of Berkadia (incorporated by reference from the August 27 8-K, Exhibit 10.F).

10.G Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee (incorporated by reference from the August 27 8-K, Exhibit G).

10.H Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee (incorporated by reference from the August 27 8-K, Exhibit 10.H).

10.I Registration Rights Agreement, dated as of August 21, 2001, between FINOVA and Berkadia (incorporated by reference from the August 27 8-K,
          Exhibit 10.I).

10.J Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire Hathaway, Inc. and Leucadia National Corporation (incorporated by reference from the August 27 8-K, Exhibit 10.J).

12 Computation of Ratio of (Losses) Income to Fixed Charges (interim period).

99.A Press Release of FINOVA dated August 21, 2001 (incorporated by reference from the August 27 8-K, Exhibit 99.A).

99.B Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented (incorporated by reference from the August 27 8-K, Exhibit 99.B).