Form 10-K405
period 2001-12-31
FINOVA GROUP INC
filed 2002-03-15
CIK 883701

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20594

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 1-11011

THE FINOVA GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	86-0695381 (I.R.S. Employer Identification No.)

4800 North Scottsdale Road Scottsdale, AZ (Address of Principal Executive Offices)	85251-7623 (Zip Code)

Registrant’s Telephone Number, Including Area Code: 480-636-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

As of March 11, 2002, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding, and the aggregate market value of the Common Stock (based on its closing price per share on that date of $0.46), held by nonaffiliates was approximately $28,044,261.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to 2002 Annual Meeting of Shareowners of The FINOVA Group Inc. (but excluding information contained in that document furnished pursuant to items 306 and 402(k) and (l) of SEC Regulation S-K) are incorporated by reference into Part III of this report.

Name of Item

Part I

PART I

Item 1.    Business.

General

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

As described below, the Company emerged from chapter 11 reorganization proceedings on August 21, 2001. Since that time the Company’s business activities have been limited to the orderly collection and liquidation of its assets. The Company has not engaged in any new lending activities, except to honor previously existing customer commitments and to restructure existing loans to maximize the liquidation value of its assets. Any cash generated from these activities in excess of cash reserves permitted in the Company’s debt agreements is used to pay down the Company’s obligations to its creditors.

FINOVA is a Delaware corporation incorporated in 1991. FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800.

Chapter 11 Reorganization

On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment with Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), pursuant to which Berkadia committed to lend the Company $6 billion to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries.

As contemplated in the commitment with Berkadia, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001 (the “Effective Date”).

The following is a brief overview of the provisions of the Plan. This overview should be read in conjunction with the Plan, which is incorporated by reference in FINOVA’s Current Reports on Form 8-K, filed on June 22, 2001 and August 10, 2001, Exhibits 2.A and 2.B, respectively.

Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 (the “New Senior Notes”) were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Under the Plan, holders of allowed unsecured claims against FINOVA Capital generally received (a) a cash payment equal to 70% of the general unsecured claims against FINOVA Capital (not including pre-petition or post-petition interest), (b) a cash payment equal to the amount of accrued and unpaid pre-petition and post-petition interest on those general unsecured claims and (c) New Senior Notes having an aggregate principal amount equal to 30% of those general unsecured claims (not including pre-petition and post-petition interest).

Claims from holders of the 5½% Convertible Trust Originated Preferred Securities (the “TOPrS”) issued by FINOVA Finance Trust were treated as allowed unsecured claims of FINOVA Capital in an amount equal to 75% of the liquidation preference attributable to the TOPrS and FINOVA’s subordinated debentures related to the TOPrS were cancelled. Upon implementation of the Plan, FINOVA Capital’s debt was no longer publicly held and following the Effective Date, it ceased to be a public company.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the “Credit Agreement”)), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) (the “Guarantors”) have guaranteed FINOVA Capital’s repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors’ assets.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the “Indenture”), at a fixed interest rate of 7.5% per annum. FINOVA’s obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is paid.

Because virtually all of the Company’s assets are pledged to secure the obligations under the Berkadia Loan and Intercompany Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregated amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company’s debts if necessary.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity and the related 5% distribution to common shareowners. The Company has a negative net worth of $1.1 billion as of December 31, 2001 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company’s debt and equity securities involves a high level of risk to the investor.

FINOVA’s Board of Directors was reconstituted and is comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the Official Committee of Creditors. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and R. Gregory Morgan; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the Committee of Creditors. All directors are subject to reelection annually by the shareowners, without regard to their original designation.

FINOVA’s business is being operated under a 10-year Management Services Agreement with Leucadia. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Lawrence S. Hershfield).

Upon emergence from bankruptcy, FINOVA adopted Fresh-Start Reporting in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” With the adoption of Fresh-Start Reporting, the Company’s assets and liabilities were recorded at their fair value, which resulted in material adjustments to historical carrying amounts. As a result of Fresh-Start Reporting and changes in the Company’s operations, the consolidated financial statements for periods subsequent to August 31, 2001 (the “Reorganized Company”) will not be comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001. For further details, see Annex A, Note C “Fresh-Start Reporting.”

Current Business Activities

The Company’s current business activities are focused on maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio, and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at appropriate prices. Operations have been restructured to more efficiently manage these collection and sales efforts. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers, or foreclose on its collateral for borrowers who do not comply with their agreements. In some instances, the Company has taken and expects to continue to take ownership or a controlling equity interest in certain of its customers’ businesses. FINOVA may operate these entities until the assets are liquidated. Pursuant to the terms of the Credit Agreement and the Indenture, FINOVA is not engaged in any new customer lending activities, nor does it expect to engage in any of these activities for the foreseeable future. FINOVA continues to fund existing customer commitments. All funds generated from the Company’s portfolio in excess of defined cash reserves and operating expenses are to be used to satisfy its creditors in the manner and priorities set forth in the Credit Agreement and Indenture.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of December 31, 2001, the Company had 497 employees compared to 1,098 and 1,465 at December 31, 2000 and 1999, respectively.

Developments Since Emergence From Chapter 11

The September 11 terrorist attacks have significantly affected the U.S. and world economies. Some of FINOVA’s asset portfolios are concentrated within industries that have been adversely affected by these events, especially those operating in the transportation, resort and hotel industries. FINOVA has developed estimates of the impact these attacks will have on its portfolios, resulting in charges to provide additional loss reserves and to write down various owned assets.

Pursuant to the terms of the Credit Agreement, FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the Excess Cash Flow as defined in the Credit Agreement. As a result, the Company paid Berkadia $700 million on October 9, 2001 and an additional $500 million on January 7, 2002. On February 7, 2002, with Berkadia’s consent, the Company made a voluntary prepayment of $500 million, reducing the loan balance to $3.9 billion. Loan repayments are unlikely to continue at this pace.

In December 2001, the Company completed a sale of certain leveraged leases in its transportation portfolio for approximately $125.2 million, which approximated the carrying amount at the time of sale. Previously, these assets had been classified as held for sale and written down by $100.8 million to their estimated sales price. The tax gain of $319 million realized from the sale was fully offset by the current year’s tax loss.

In a series of transactions during late 2001 and the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $89.7 million, which resulted in a $6.7 million gain. These assets had previously been classified as held for sale and their carrying amount was reduced in 2001 by $51.4 million.

Portfolio Descriptions

Historically, FINOVA’s financing activities had been managed within three market segments: Specialty Finance, Capital Markets and Commercial Finance. In connection with the Company’s reorganization and emergence from bankruptcy as a new reporting entity, these operating segments were combined into one operating unit to reflect the organizational and structural changes within the Company. FINOVA is no longer soliciting new business and the portfolio is not managed by separate strategic business units. Many components of the previous market segments have been sold, discontinued or combined with other business units and as a result, comparisons with prior periods are not meaningful.

While the Company’s segments have been combined into one operating unit, its assets continue to be concentrated in a number of specific market niches. The following niche descriptions include information regarding typical transaction size. In some cases, FINOVA provided multiple financing transactions to a borrower or to affiliates of a borrower, which significantly increased the Company’s total exposure to that borrower beyond the typical transaction size.

•
Commercial Equipment—equipment leases and loans to a broad range of mid-size companies. Specialty markets include emerging growth technology industries (primarily biotechnology), electronics, telecommunications, corporate aircraft, supermarket/specialty retailers and most heavy industry. Typical transaction sizes ranged from $1 million to $20 million.

•
Communications—term financing to advertising and subscriber-supported businesses, including radio and television broadcasting, cable television, paging, outdoor advertising, publishing and emerging technologies such as internet service providers and competitive local exchange carriers. Typical transaction sizes ranged from $3 million to $40 million.

•
Corporate Finance—cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes ranged from $2 million to $35 million. Corporate finance was previously classified as a discontinued operation; however, upon emergence from chapter 11, the remaining net assets were reclassified as held for sale at their current estimated net realizable value.

•	Franchise—equipment, real estate and acquisition financing for operators of established franchise concepts. Typical transaction sizes generally ranged from $500,000 to $40 million.

•	Healthcare—real estate, working capital and equipment financing products for the U.S. healthcare industry. Transaction sizes typically ranged from $500,000 to $35 million.

•
Investment Alliance—equity and debt financing for businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes ranged from $2 million to $15 million. During the fourth quarter of 2001, FINOVA classified these assets as held for sale, and in February 2002, substantially all of these assets were sold.

•
Mezzanine Capital—secured subordinated debt with warrants to mid-size North American companies for expansion capital, buyouts or recapitalization. Typical transaction sizes ranged from $2 million to $15 million.

•	Public—tax-exempt term financing to non-profit corporations, manufacturers and state and local governments. Typical transaction sizes ranged from $2 million to $15 million.

•
Rediscount—revolving credit facilities to the independent consumer finance industry, including direct loan, automobile, mortgage and premium finance companies. Typical transaction sizes ranged from $1 million to $35 million or more, and in some instances exceeded $100 million.

•
Resort—acquisition, construction and receivables financing for timeshare resorts, second home communities and fractional interest resorts. Typical transaction sizes ranged from $5 million to $35 million or more, and in some instances exceeded $100 million.

•
Specialty Real Estate—senior term acquisition and bridge/interim loans from $5 million to $30 million or more on hotel and resort properties in the U.S., Canada and the Caribbean. Through this division, FINOVA also provided equity investments in credit-oriented real estate sale-leasebacks.

•
Transportation—structured equipment loans, direct financing, operating and leveraged leases and acquisition financing for commercial and cargo airlines worldwide, railroads and operators of other transportation-related equipment. Typical transaction sizes ranged from $5 million to $30 million or more, and in some instances exceeded $100 million.

Portfolio Composition

The following tables detail the composition of FINOVA’s total financial assets (before reserve for credit losses) at December 31, 2001, 2000 and 1999:

TOTAL FINANCIAL ASSETS
BY PORTFOLIO COMPOSITION
DECEMBER 31, 2001
(Dollars in thousands)

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired	Nonaccruing Leases & Other	Other (1)	Total Financial Assets	%
Resort	$1,120,198	$42,403	$290,709	$2,222	$3,500	$1,459,032	22.6
Transportation		450,736	288,181		302,723	1,041,640	16.1
Franchise	547,610	8,012	183,411	1,517	5,046	745,596	11.6
Rediscount	426,433	33,647	245,643	37,052		742,775	11.5
Specialty Real Estate	502,982	27,893	74,061	15,686	26,413	647,035	10.0
Healthcare	294,383		254,171	1,978	19,083	569,615	8.8
Communications	145,207	4,899	208,939		8	359,053	5.6
Commercial Equipment	246,006	7,822	50,263	5,900	20,386	330,377	5.1
Corporate Finance	48,023		133,645	2,596		184,264	2.9
Mezzanine Capital	73,700	1,296	27,995		18,363	121,354	1.9
Public	77,127		12,614			89,741	1.4
Investment Alliance	2,977		1,919		66,917	71,813	1.1
Other	21,346			4,103	64,020	89,469	1.4

Total Financial Assets	$3,505,992	$576,708	$1,771,551	$71,054	$526,459	$6,451,764	100.0
Reserve for Credit Losses						(1,019,878)

TOTAL (2)						$5,431,886

NOTES:
(1)	Other includes operating leases, of which $151.2 million are generating revenue, investments, assets held for the production of income and certain assets held for sale.
(2)	Excludes $233.6 million of assets sold that the Company manages, consisting of $130.9 million in commercial equipment and $102.7 million in franchise.

TOTAL FINANCIAL ASSETS
BY PORTFOLIO COMPOSITION
DECEMBER 31, 2000
(Dollars in thousands)

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired	Nonaccruing Leases & Other		Other (1)	Total Financial Assets	%
Transportation	$1,669,491	$61,076	$138,028	$		$756,173	$2,624,768	22.1
Resort	1,552,005	133,851	136,889		5,107	14,170	1,842,022	15.5
Rediscount	1,062,671	32,375	119,005		4,412		1,218,463	10.3
Corporate Finance (2)	672,402	3,633	473,724		12,464		1,162,223	9.8
Franchise	862,310	8,453	48,101		2,088	8,194	929,146	7.8
Healthcare	577,744		264,589		1,677	17,328	861,338	7.3
Communications	623,301		92,823			47,850	763,974	6.4
Specialty Real Estate	686,585		12,950		7,923		707,458	6.0
Commercial Equipment	474,096		12,521		6,404	27,705	520,726	4.4
Realty Capital	406,080		15,876			6,154	428,110	3.6
Mezzanine Capital	294,725		43,925			32,350	371,000	3.1
Public	173,135		5,200				178,335	1.5
Investment Alliance	35,892		3,833			78,653	118,378	1.0
Other	43,565					94,225	137,790	1.2

Total Financial Assets	$9,134,002	$239,388	$1,367,464		$40,075	$1,082,802	$11,863,731	100.0
Reserve for Credit Losses							(578,750)

TOTAL (3) (4)							$11,284,981

NOTES:
(1)	Other includes operating leases, of which $540.3 million are generating revenue, investments and assets held for the production of income.
(2)	Corporate finance includes all assets previously designated as discontinued operations, including commercial services and distribution & channel.
(3)
Excludes $832.5 million of assets sold that the Company manages or previously managed, consisting of $243.0 million in commercial equipment, $114.5 million in franchise and $475.0 million in corporate finance.

(4)	Certain amounts have been reclassified to be consistent with the 2001 presentation.

TOTAL FINANCIAL ASSETS
BY PORTFOLIO COMPOSITION
DECEMBER 31, 1999
(Dollars in thousands)

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired	Nonaccruing Leases & Other	Other (1)		Total Financial Assets	%
Corporate Finance (2)	$2,450,744	$131,362	$92,305	$27,825	$		$2,702,236	19.9
Transportation	1,892,109	64,073				668,782	2,624,964	19.3
Resort	1,598,891		2,699	19,318		27,508	1,648,416	12.1
Rediscount	1,072,504		1,071	3,042			1,076,617	7.9
Commercial Equipment	783,409		12,000	22,382		41,602	859,393	6.3
Franchise	771,079		4,953	2,942		28,820	807,794	5.9
Specialty Real Estate	762,595		9,042	6,303			777,940	5.7
Healthcare	674,861	17,695	35,076	7,107		36,786	771,525	5.7
Communications	674,331	3,908	10,327			46,039	734,605	5.4
Realty Capital	578,808		4,614				583,422	4.3
Mezzanine Capital	386,555	21,981	34,117			127,980	570,633	4.2
Public	168,778					56,563	225,341	1.7
Investment Alliance	25,292					53,670	78,962	0.6
Other	61,562	1,107				78,097	140,766	1.0

Total Financial Assets	$11,901,518	$240,126	$206,204	$88,919		$1,165,847	$13,602,614	100.0
Reserve for Credit Losses							(178,266)

TOTAL (3) (4)							$13,424,348

NOTES:
(1)	Other includes operating leases, of which $587.3 million are generating revenue, investments and assets held for the production of income.
(2)	Corporate finance includes all assets previously designated as discontinued operations, including commercial services and distribution & channel.
(3)	Excludes $421.3 million of assets sold that the Company manages or previously managed, consisting of $121.3 million in franchise and $300 million in corporate finance.
(4)	Certain amounts have been reclassified to be consistent with the 2001 presentation.

The following table presents balances and changes to the reserve for credit losses:

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
			2000	1999	1998	1997
	(Dollars in thousands)
Balance, beginning of period	$256,324	$578,750	$178,266	$141,579	$99,008	$84,874
Provision for credit losses	777,500	230,772	643,000	22,390	48,470	23,429
Write-offs	(35,877)	(558,052)	(240,655)	(24,422)	(12,161)	(12,751)
Recoveries	21,729	4,964	1,018	1,830	1,174	1,061
Acquisitions and other	202	(110)	(2,879)	36,889	5,088	2,395

Balance, end of period	$1,019,878	$256,324	$578,750	$178,266	$141,579	$99,008

Prior to September 11, FINOVA’s assets had been negatively impacted by a number of factors, including continued weakening of the overall U.S. economy. The Company experienced significant increases in borrower defaults, resulting in higher levels of delinquencies, nonaccruing assets and ultimately, write-offs. The credit profile of FINOVA’s traditional middle-market borrower is below what is typically required by banks, and as a result, the Company’s customer base was especially hard hit by the economic downturn.

The tragic events of September 11 significantly impacted an already weakened economy. A number of FINOVA’s portfolios, especially transportation, are being directly affected. The Company’s other portfolios are affected by the resulting residual effect of a struggling economy.

The reserve for credit losses represents FINOVA’s best estimate of inherent losses in the portfolio considering delinquencies, loss experience, anticipated cash flows, collateral coverage, economic climate and the aftermath of September 11. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. For a detailed discussion and analysis of the reserve for credit losses, see Annex A, Note E “Reserve For Credit Losses.”

At December 31, 2001, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	9	5	4	13
Boeing 727	40	9	31	25
Boeing 737	36	36		18
Boeing 747	14	8	6	20
Boeing 757	9	9		9
Boeing 767	1	1		15
DC 8 and DC 9	40	35	5	28
DC 10	21	9	12	23
L1011	1	1		27
MD series	31	31		16
Regional jets and turbo aircraft	60	52	8	11

Total	262	196	66	19

At December 31, 2001, 117 aircraft with a carrying value of $550.4 million were operated by U.S. domiciled carriers and 82 aircraft with a carrying value of $355.7 million were operated by foreign carriers. Additionally, 63 aircraft with a carrying value of $107.9 million represented off-lease assets classified as held for the production of income, which were parked at various storage facilities in the United States and Europe. These aircraft are periodically placed on rental agreements in which payments are based on the usage of the aircraft, commonly known as a power-by-the-hour agreement. Often there is no minimum rental due and future cash flows are difficult to project. FINOVA’s railroad portfolio (all with counterparties located in the United States) and other transportation equipment had a carrying value of $27.6 million.

At December 31, 2001, financial assets in the resort portfolio ($1.5 billion) were secured by properties concentrated in Florida, Nevada, Arizona and Hawaii, representing approximately 19.8%, 16.7%, 14.6% and 11.6%, respectively, of the total portfolio.

At December 31, 2001, the rediscount portfolio ($742.8 million) was geographically concentrated in Texas, South Carolina and Florida, representing 20.4%, 19.9% and 11.7%, respectively, of the total portfolio. The rediscount portfolio’s customer base is primarily concentrated within the subprime automobile and direct consumer loan industries, which represented 43.1% and 49.7% of the total portfolio, respectively.

All other geographic concentrations within the resort and rediscount portfolios were below 10% of each portfolio’s total exposure.

Customer Requirements

FINOVA Capital’s financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers were based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

Portfolio Management

FINOVA Capital’s dedicated portfolio management personnel generally review customer financial statements to assess customer financial performance and trends; periodically confirm operations of the customer as practical; conduct periodic assessments, appraisals and/or verification of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; periodically review and address covenant compliance issues; and prepare periodic summaries of the aggregate portfolio quality and concentrations for management review.

Intensive quarterly evaluations of borrower performance are part of the portfolio management review process. When a loan is determined to be impaired, an impairment reserve is established, if required, based on the difference between the recorded balance of the loan (“carrying amount”) and either the fair value of the collateral or the present value of anticipated cash flows on the loan. In certain instances, depending on individual circumstances, a write-down may be taken for this difference in lieu of additional reserves. Determination of impairment reserves and write-downs require the use of significant estimates. The actual outcome may differ materially from that which is estimated.

Delinquencies and Workouts

FINOVA Capital monitors the timing of payments on its accounts and has established detailed centralized policies and procedures for collection of delinquencies. Generally, for term loans and leases, when an invoice is ten days past due, the customer is contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained as a result of communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice for principal or interest becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel generally is retained to help protect FINOVA Capital’s rights and to pursue its remedies.

Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Impairment reserves may be required even when payments are current, if there is a likelihood that the borrower will not be able to make all payments pursuant to the terms of its contract with FINOVA. When an account is classified as nonaccruing, all accrued and unpaid interest is reversed, and future interest income recognition is indefinitely suspended. Foreclosed or repossessed assets are generally considered to be nonaccruing, and are reported as such unless they generate sufficient cash to result in a reasonable rate of return. Those accounts are continually reviewed, and write-downs are taken as deemed necessary.

While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

Governmental Regulation

FINOVA Capital’s domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations, such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates that are charged to customers in financing transactions. Some of FINOVA Capital’s financing transactions and servicing activities are subject to additional government regulation. For example, aircraft financing is regulated by the Federal Aviation Administration and communications financing is regulated by the Federal Communication Commission. FINOVA Capital’s international activities are also subject to a variety of laws and regulations of the countries in which business is conducted. FINOVA’s operations during the Reorganization Proceedings were also subject to oversight by the bankruptcy court, which has retained jurisdiction to resolve claims resulting from that restructuring. For a further discussion, see “Legal Proceedings” below.

Employees

At December 31, 2001, the Company had 497 employees compared to 1,098 and 1,465 at December 31, 2000 and 1999, respectively. The decrease is attributable to the substantial liquidation of certain portfolios, sales of certain businesses, combination of certain business units, the Company’s efforts to trim operating expenses, reorganization of the Company and attrition caused by the events of the past two years. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations remain satisfactory.

FINOVA recognizes that a substantial reduction in employees could increase internal control risk; however, the Company believes it has significantly mitigated this concern through reallocation of responsibilities throughout the organization. The Company believes that qualified individuals have been appointed to manage the Company’s operations.

During 2001, retention and severance plans, approved by both the Board of Directors and the bankruptcy court, covered all employees, including executive officers. The retention program ended in February 2002, while approved severance programs continue with no fixed expiration date. The Company has also developed additional performance-based incentive programs.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters in the sections of this report captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7a. Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include:

•
On September 11, the terrorist attacks on the United States resulted in the interruption of many business activities and overall disruption of the U.S. and world economies. Many of FINOVA’s customers have been adversely affected by these events, especially in the airline industry. The Company estimated the economic impact these events have had on its financial condition and will have on future operations, and accordingly, recorded charges to write down assets and add to reserves for credit losses. These charges are based on the Company’s estimation of inherent losses and actual results may differ from the estimate.

•
The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding secured debt and other obligations, and have a materially adverse impact on its financial position and results of operations. The current focus on maximizing portfolio values and the absence of any new business generation will cause future financial results to differ materially from prior periods. Similarly, adoption of Fresh-Start Reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

•
The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to generate cash flow from sales of assets and investments and realize estimated residual values. Certain changes in fair values of assets must be reflected in FINOVA’s reported financial results.

•
The cost of FINOVA’s capital. That cost has increased significantly since the first quarter of 2000 and will negatively impact results. Failure to comply with its credit obligations could result in additional increases in interest charges. In addition, changes in interest rate indices may negatively impact interest margins due to lack of matched funding of the Company’s assets and liabilities.

•
Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor and collect its portfolio. Failure to do so could result in additional losses. The curtailment of new business could adversely affect employee retention absent significant incentives.

•	Changes in Federal Aviation Administration directives. These changes could have a significant impact on aircraft values, especially FINOVA’s portfolio of aircraft that are of an older vintage.

•
Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some FINOVA financing products. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes.

•	Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming to implement than anticipated.

•	Potential liabilities associated with dispositions of assets.

•	Other risks detailed in FINOVA’s other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 2.    Properties

FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800. FINOVA Capital operates various additional offices in the United States and one in Europe. All of these properties are leased. In connection with the Plan, FINOVA rejected a number of lease agreements for its office space and continues to evaluate the possibility of rejecting additional leases. As a result, management is exploring alternative facilities for its operations and is in negotiations with some of its current landlords to determine whether acceptable concessions can be made for continued use of all or portions of the space at those facilities.

Item 3.    Legal Proceedings

Legal Proceedings

FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

Bankruptcy

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the Bankruptcy Court. The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc. and FINOVA Finance Trust.

The Debtors obtained orders from the Bankruptcy Court on the first day permitting them to continue their operations in the ordinary course, including honoring their obligations to borrowers. The orders also permitted the Debtors to pay certain pre- and post-petition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors.

The Debtors submitted a Joint Plan of Reorganization to the Bankruptcy Court on June 10, 2001. In July, the Debtors’ Third Amended and Restated Joint Plan of Reorganization was submitted for creditor approval, and eventually was approved at a confirmation hearing on August 10, 2001. The Bankruptcy Court’s order confirming the Plan became final and non-appealable on August 21, 2001, at which time it became effective upon consummation of the Berkadia Loan. See Annex A, Note B “Significant Accounting Policies” for more information regarding the Reorganization Proceedings.

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to proofs of claims filed by creditors or alleged creditors, as well as administrative claims and claims for damages for rejected executory contracts. Many of these claims relate to pre-petition litigation claims, as noted above, and it is possible that some of the claims could be decided against FINOVA. FINOVA believes that any resulting liability for those claims should not materially affect FINOVA’s financial position.

Securities Litigation

Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA’s former chairman, president and chief executive officer. Two of the lawsuits also named FINOVA Capital as a defendant and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis and the

Louisiana School Employees Retirement System) and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purported to be on behalf of all those who purchased FINOVA Capital’s 7.25% Notes which, prior to the reorganization, would have been due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

By order of the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System (“LSERS”) as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne and Bruno Marszowski as defendants. The consolidated amended complaint generally alleged that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to, among other reasons, bolster FINOVA’s stock price. Among other things, the complaint sought unspecified damages for losses incurred by shareowners, plus interest and other relief and rescission with regard to the notes purchased.

Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company’s acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, FINOVA, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer and Bruno Marszowski. The complaints allege that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest and other relief.

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

By agreement of the parties, the time for the defendants to answer or move to dismiss the Second Amended Consolidated Complaint was extended to August 24, 2001. After extensive negotiations, the parties reached an agreement in principle to resolve all of the various claims in the Consolidated Securities Litigation, including the claims in the Tennessee actions that had been transferred and consolidated in January, and the claims asserted in the Tennessee state court action brought by Ronald Benkler. The Bankruptcy Court gave preliminary approval to the agreement in principle on August 10, 2001. Between September 2001 and January 2002, the lead plaintiffs conducted confirmatory discovery in connection with the settlement. The parties executed a settlement agreement on February 19, 2002, which is pending before the United States District Court in Arizona for preliminary approval. In addition to that approval, the agreement remains subject to certain other conditions. In 2000 FINOVA accrued and in 2001 it funded into an escrow its anticipated share of the settlement.

Finally, two shareowners’ derivative lawsuits were filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purported to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against several current and former officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions sought unspecified money damages and other relief. As with the consolidated securities litigation, the allegations centered generally on claims that there were materially misleading statements regarding FINOVA’s loss reserves. The Plan, which was confirmed on August 10, 2001, provided that the Company may enforce any claims or causes of action arising before or after the petition that the Company has against any entity or person, that the Company may pursue or abandon such claims or causes of action as it deems appropriate, and that no creditor or shareowner may pursue or commence such litigation, whether direct or derivative, in regard to such claims and causes of action. The shareowners’ derivative actions are thus superceded by the Plan. By stipulation of the parties, the Delaware Chancery Court therefore dismissed the Kass lawsuit in December 2001, and the Arizona District Court dismissed the Burkholter lawsuit in January 2002.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Optional Item.    Executive Officers of Registrant.

Set forth below is information with respect to those individuals who serve as executive officers of FINOVA:

Name	Age	Position and Background
Ian M. Cumming	61	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.
Joseph S. Steinberg	58	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.
Lawrence S. Hershfield	45	Director and Chief Executive Officer of FINOVA. Vice President of Berkadia LLC. Executive Officer of subsidiaries of Leucadia National Corporation since November 1995.
Richard Lieberman	42
Senior Vice President—General Counsel & Secretary of FINOVA since November 2001. Previously, Vice President – Deputy General Counsel or similar positions of FINOVA and FINOVA Capital for more than five years.

Stuart A. Tashlik	45	Senior Vice President—Chief Financial Officer of FINOVA since November 2001. Previously, Senior Vice President or similar positions of FINOVA and FINOVA Capital for more than five years.

PART II

Item 5.    Market Price of and Dividends on the Registrant’s Common Equity & Related Shareowner Matters.

Upon emergence from chapter 11, FINOVA’s existing shares of common stock continued to remain outstanding. In accordance with the Plan, FINOVA issued 3,000 shares of common stock to creditors under the Plan and 61,020,581 shares of common stock to Berkadia. The shares issued to Berkadia represented 50% of FINOVA’s shares outstanding after giving effect to implementation of the Plan. At December 31, 2001, 2000 and 1999, FINOVA had approximately 122,041,000, 61,295,000 and 61,252,000 shares of common stock outstanding, respectively.

The shares issued to Berkadia were additional consideration for its loan to FINOVA Capital of $5.6 billion. The issuance to Berkadia relied on the private offering exemption contained within Section 4(2) of the Securities Act of 1933, as amended, and was a condition to Berkadia making the privately negotiated loan. The additional shares issued pursuant to the Plan were issued in reliance on Section 1145 of Chapter 11, Title 11 of the United States Code.

The Plan contemplates and authorizes the issuance of shares of FINOVA’s common stock to satisfy any final judgment against FINOVA not covered by insurance arising from certain existing class action litigation. If FINOVA common stock is issued in satisfaction of any such judgment, the Plan provides that Berkadia would receive additional shares in the amount equal to the number it would have received on the Effective Date, if such additional FINOVA stock had been issued on the Effective Date.

FINOVA’s common stock previously traded on the New York Stock Exchange under the symbol “FNV.” On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA’s common stock after the close of market on February 6, 2002. This action was due to FINOVA’s common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA’s stock began trading over-the-counter on February 7, 2002 under the symbol “FNVG.”

The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared from January 1, 2000 through December 31, 2001.

	Sales Price Range of Common Stock
	2001		2000
Quarters:	High	Low	High	Low
First	$3.0000	$0.8125	$36.5000	$16.0000
Second	5.5300	1.2000	17.3125	7.5625
Third	4.3800	0.9700	16.5000	5.9375
Fourth	1.5000	0.5000	7.1875	0.4688

Dividends Declared on Common Stock
2000
February	$0.18
May	0.18
August	0.18
November

$0.54

Prior to 2001, quarterly dividends were paid on the first business day of each calendar quarter. In November 2000, the Company suspended its quarterly dividends. FINOVA anticipates it will not pay dividends in the foreseeable future, except as provided in the Plan. In accordance with the Plan, distributions to shareowners will not occur until the Berkadia Loan is fully paid. Furthermore, distributions can not be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law, or if necessary, will be used to satisfy obligations to creditors.

As of March 11, 2002, there were approximately 17,598 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.46.

Item 6.    Selected Financial Data.

The following table summarizes selected financial data of FINOVA, which has been derived from the audited consolidated financial statements of FINOVA for the four months ended December 31, 2001, the eight months ended August 31, 2001 and each of the years ended December 31, 2000, 1999, 1998 and 1997. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements of FINOVA and the Notes included in Annex A, as well as the rest of this report.

Prior year amounts have been reclassified to conform to 2001 presentation and restated to include operations which were discontinued in 2000 and to reflect a two-for-one stock split in 1997. For further details, see Annex A, Notes L “Shareowners’ Equity” and S “Discontinued Operations.”

As a result of Fresh-Start Reporting and changes in the Company’s operations, the consolidated financial statements of the Company for the periods subsequent to August 31, 2001 (the “Reorganized Company”) will not be comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For further details, see Annex A, Note C “Fresh-Start Reporting.”

	Reorganized Company Four Months Ended Dec. 31, 2001		Predecessor Company
			Eight Months Ended Aug. 31, 2001		Years Ended December 31,
					2000	1999	1998	1997
	(Dollars in thousands, except per share data)
OPERATIONS:
Total revenues		$191,779		$574,360	$1,149,659	$1,016,631	$848,050	$716,459
Interest expense		178,374		436,445	628,839	465,256	373,581	325,466
Provision for credit losses		777,500		230,772	643,000	22,390	48,470	23,429
Net loss (gain) on financial assets		281,608		320,934	168,589	(67,886)	(27,912)	(30,286)
Operating expenses		71,795		134,074	399,412	168,697	147,128	113,791
(Loss) income from continuing operations		(1,142,300)		(654,583)	(546,709)	218,241	142,661	130,036
Basic (loss) earnings from continuing operations per share		$(9.36)		$(10.28)	$(8.96)	$3.64	$2.55	$2.39
Basic adjusted weighted average shares outstanding		122,041,000		63,677,000	60,994,000	59,880,000	55,946,000	54,405,000
Diluted (loss) earnings from continuing operations per share		$(9.36)		$(10.28)	$(8.96)	$3.45	$2.41	$2.27
Diluted adjusted weighted average shares outstanding		122,041,000		63,677,000	60,994,000	64,300,000	60,705,000	59,161,000
Dividends per common share	$		$		$0.54	$0.68	$0.60	$0.52

	Reorganized Company		Predecessor Company As of December 31,
	As of Dec. 31, 2001	As of Aug. 31, 2001
			2000	1999	1998	1997
FINANCIAL POSITION:
Total financing assets (before reserves)	$5,572,197	$6,194,860	$9,196,750	$9,566,548	$7,251,414	$5,818,053
Total financial assets (before reserves) (1)	6,451,764	7,587,606	11,863,731	13,602,614	10,021,344	8,265,228
Nonaccruing assets	1,842,605	1,329,654	1,407,539	295,123	205,233	187,356
Reserve for credit losses	1,019,878	256,324	578,750	178,266	141,579	99,008
Total assets	6,504,025	8,302,956	12,089,086	13,889,889	10,228,374	8,476,435
Berkadia Loan	4,900,000	5,600,000
Senior debt —Reorganized Company (principal amount due of $3.25 billion)	2,489,082	2,479,139
Senior debt—Predecessor Company			10,997,687	11,407,767	8,394,578	6,764,581
Convertible preferred securities (“TOPrS”)			111,550	111,550	111,550	111,550
Shareowners’ equity	(1,120,569)	17,623	672,934	1,663,381	1,167,231	1,092,254

RATIOS:
Nonaccruing assets as a % of total financial assets (before reserves)	28.6%	17.5%	11.9%	2.2%	2.0%	2.3%
Reserve for credit losses as a % of:
Total financing assets	18.3%	4.1%	6.3%	1.9%	2.0%	1.7%
Nonaccruing assets	55.3%	19.3%	41.1%	60.4%	69.0%	52.8%

(1)	Financial assets include financing assets plus assets held for sale, operating leases, assets held for the production of income, investments and net assets of discontinued operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1–17 of Annex A.

Item 7a.    Quantitative and Qualitative Disclosure About Market Risk.

See page 18 of Annex A.

Item 8.    Financial Statements & Supplemental Data.

1.	Financial Statements–See Item 14 hereof and Annex A.
2.	Supplementary Data–See Condensed Quarterly Results included in Supplemental Selected Financial Data of Notes to Consolidated Financial Statements included in Annex A.

Item 9.    Changes in and Disagreements with Accountants on Accounting & Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors & Executive Officers of the Registrant.

The information concerning FINOVA’s directors will be incorporated by reference from FINOVA’s Proxy Statement issued in connection with its 2002 Annual Meeting of Shareowners (the “Proxy Statement”).

For information regarding FINOVA’s executive officers, see the Optional Item in Part I, following Item 4.

Item 11.    Executive Compensation.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners & Management.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 13.    Certain Relationships & Related Transactions.

The information required by this item will be incorporated by reference from the Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)	Documents filed.
1)	Financial Statements.
The following financial information of FINOVA is included in Annex A:

Annex A Page
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-17
Quantitative and Qualitative Disclosure about Market Risk	18
Report of Independent Auditors	19
Consolidated Balance Sheets	20
Statements of Consolidated Operations	21
Statements of Consolidated Cash Flows	22-23
Statements of Consolidated Shareowners’ Equity	24
Notes to Consolidated Financial Statements	25-66
Supplemental Selected Financial Data (unaudited)	67
2)	All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.
3)	Exhibits.

Incorporated by Reference From:
Exhibit		Report on Form	Dated	Exhibit
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A
(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B
(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A
(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B.
(4.A)	Form of Common Stock Certificate.	*
(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B
(4.C)
Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A
(10.B)
Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.
		8-K	8/27/01	10.B
(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C
(10.D)
Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.
		8-K	8/27/01	10.D

Incorporated by Reference From:
Exhibit		Report on Form	Dated	Exhibit
(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E
(10.F)	Guaranty, dated as of August 21, 2001, by certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F
(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G
(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H
(10.I.1)	Registration Rights Agreement, dated as of August 21, 2001, between FINOVA and Berkadia.	8-K	8/27/01	10.I
(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J
(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	12/31/00	10.T.1.
(10.L)	Form of Letter for 2002 Bonus Program.+	*
(10.M.1)	Severance Plan.+	*
(10.M.2)	Enhanced Severance Plan. +	*
(10.N)	Employment Agreement for Matthew M. Breyne, dated April 1, 2000.+	10-Q	6/30/00	10.A
(10.O)	Severance Agreement and Release for Matthew M. Breyne, dated March 6, 2001.+	10-K/A	12/31/00	10.F.1
(10.P)	Compensation Agreement and Release for William J. Hallinan dated March 19, 2001.+	10-K/A	12/31/00	10.E.1
(10.Q)	Severance Agreement and Release for William J. Hallinan dated January 2, 2002.+	*
(10.R)	FINOVA’s policies regarding compensation of directors are incorporated by reference from the 2002 Proxy Statement.+
(10.S)	(omitted)
(10.T)	Compensation Agreement and Release for Stuart A. Tashlik dated March 15, 2001.+	10-K/A	12/31/00	10.E.6
(10.U)	Compensation Agreement and Release for Jack Fields III dated March 17, 2001.+	10-K/A	12/31/00	10.E.3
(10.V)	Severance Agreement and Release for Jack Fields III dated January 2, 2002.+	*

Incorporated by Reference From:
Exhibit		Report on Form	Dated	Exhibit
(10.W)	Letter Agreement between FINOVA and Richard Lieberman dated July 9, 2001.+	*
(10.X)	Executive Severance Plan, Tier III.+	*
(10.Y)	FINOVA’s Executive Officer Loan Program Policies and Procedures.+	10-K	12/31/96	10.U
(12)	Computation of Ratio of (Loss) Income to Fixed Charges and Preferred Stock Dividends.	*
(21)	Subsidiaries.	*
(23)	Consent of Independent Auditors from Ernst & Young LLP.	*
(99.A)	Press Release of FINOVA dated August 21, 2001.	8-K	8/27/01	99.A
(99.B)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report
+	Relating to management compensation

4)	Reports on Form 8-K.

None.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name and Title	Date	Signature
Principal Executive Officer:

Lawrence S. Hershfield Chief Executive Officer and a Director	March 14, 2002	/s/ LAWRENCE S. HERSHFIELD

Principal Financial and Accounting Officer:

Stuart A. Tashlik Senior Vice President and Chief Financial Officer	March 14, 2002	/s/ STUART A. TASHLIK

Directors:

Thomas F. Boland	March 8, 2002	/s/ THOMAS F. BOLAND

Ian M. Cumming	March 14, 2002	/s/ IAN M. CUMMING

G. Robert Durham	March 11, 2002	/s/ G. ROBERT DURHAM

R. Gregory Morgan	March 14, 2002	/s/ R. GREGORY MORGAN

Kenneth R. Smith	March 12, 2002	/s/ KENNETH R. SMITH

Joseph S. Steinberg	March 8, 2002	/s/ JOSEPH S. STEINBERG

ANNEX A

THE FINOVA GROUP INC.

THE FINOVA GROUP INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a Delaware corporation, incorporated in 1991. FINOVA is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

Historically, FINOVA relied upon borrowed funds and internal cash flow to finance its operations. Profit was typically recorded from the spread between the cost of borrowing and rates paid by its customers, less operating expenses. The Company also generates revenues through loan servicing and related activities and the sale of assets.

Beginning in the first quarter of 2000, a series of events impeded FINOVA’s access to capital in the public and private markets. As the year progressed, the U.S. economy continued to weaken and FINOVA’s portfolio experienced higher levels of delinquencies. The impact of these events resulted in increased levels of problem accounts, higher cost of funds and inadequate access to capital. This deterioration in financial stability culminated in the Company’s chapter 11 reorganization, as more fully described below and in the Third Amended and Restated Joint Plan of Reorganization of Debtors, as amended and supplemented (the “Plan”).

2001 Events and Recent Developments

On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment with Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), pursuant to which Berkadia committed to lend the Company $6 billion to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries.

As contemplated in the commitment with Berkadia, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the “Reorganization Proceedings”).

On August 10, 2001, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the Plan.

On August 21, 2001, FINOVA emerged from the Reorganization Proceedings upon effectiveness of its Plan. Pursuant to the Plan, Berkadia funded a $5.6 billion loan to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing 2009 with Contingent Interest due 2016 (the “New Senior Notes”) were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock representing 50% of FINOVA’s outstanding shares after giving effect to implementation of the Plan. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan balance to $3.9 billion as of February 7, 2002.

Upon emergence from the Reorganization Proceedings, FINOVA adopted Fresh-Start Reporting in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” See “Financial Reporting” for a further discussion of Fresh-Start Reporting.

In December 2001, the Company completed a sale of certain leveraged leases in its transportation portfolio for approximately $125.2 million, which approximated the carrying amount at the time of sale. Previously, these assets had been classified as held for sale and written down by $100.8 million to their estimated sales price. The tax gain of $319 million realized from this sale was fully offset by the current year’s tax loss.

THE FINOVA GROUP INC.

On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA’s common stock, which had been traded under the symbol “FNV,” after the close of the market on February 6, 2002. This action was due to FINOVA’s common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA’s stock began trading over-the-counter on February 7, 2002, under the symbol “FNVG.”

In a series of transactions during late 2001 and the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $89.7 million, which resulted in a $6.7 million gain. These assets had previously been classified as held for sale and their carrying amount was reduced in 2001 by $51.4 million.

Current Business Activities

Pursuant to the terms of the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the “Credit Agreement”) and the Indenture governing the New Senior Notes (the “Indenture”), FINOVA is not engaged in any new customer lending activities, nor does it expect to engage in any of these activities for the foreseeable future. The Company’s current business activities are focused on maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio, and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at appropriate prices. Operations have been restructured to more efficiently manage these collection efforts. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers, or foreclose on its collateral for borrowers who do not comply with their agreements. In some instances, the Company has taken and expects to continue to take ownership or a controlling equity interest in certain of its customers’ businesses. FINOVA may operate these entities until the assets are liquidated. FINOVA continues to fund existing customer commitments. All funds generated from the Company’s portfolio in excess of defined cash reserves is to be used to satisfy its creditors in the manner and priorities set forth in the Credit Agreement and Indenture.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of December 31, 2001, the Company had 497 employees compared to 1,098 and 1,465 at December 31, 2000 and 1999, respectively. In conjunction with these changes, the Company announced the retirement of its Executive Vice President, General Counsel and Secretary and its Senior Vice President—Chief Financial Officer. The Company’s Senior Vice President—Internal Audit also left the Company. Successors have been appointed from within the Company.

Impact of the September 11, 2001 Terrorist Attacks

The September 11 terrorist attacks have significantly affected the U.S. and world economies. Some of FINOVA’s asset portfolios are concentrated within industries that have been adversely affected by these events, especially those operating in the transportation, resort and hotel industries. During the third quarter of 2001, FINOVA developed estimates of the impact these attacks will have on its portfolios, resulting in charges of $851.1 million to provide additional loss reserves of $634.1 million and to write down various owned assets by $217.0 million. These charges related primarily to FINOVA’s transportation, resort and specialty real estate portfolios and included an additional reserve related to all other portfolios.

Prior to September 11, the general economic downturn had caused airlines and cargo carriers to ground or restrict the use of older, less efficient aircraft. The events of September 11 accelerated this trend and increased the glut of used aircraft, resulting in significantly reduced values. The Company’s transportation portfolio consists predominantly of used aircraft, and its ability to place returned aircraft with new carriers or liquidate

THE FINOVA GROUP INC.

returned aircraft in lieu of payment has diminished significantly. An increasing number of FINOVA’s customers are experiencing difficulties in making payments and are either pursuing reductions in payment obligations or returning aircraft. As a result, FINOVA’s inventory of returned aircraft continues to grow. In September 2001, the Company recorded charges totaling $584.8 million (included in the $851.1 million of charges described above) to write down off-lease aircraft held for the production of income and operating leases by $217.0 million and to increase reserves by $367.8 million for inherent losses expected to be realized in its transportation portfolio as a result of these events.

The charges to FINOVA’s transportation portfolio were based on a detailed analysis of each aircraft. The critical factors considered included the type of carrier, age of the aircraft, number of aircraft by type in FINOVA’s portfolio, operating efficiency of each type and the Company’s view of overall industry capacity to absorb these aircraft. The Company considered current trends and the financial stability of its customer base to assess the likelihood of aircraft being returned to FINOVA and the necessity to provide concessions in the form of reduced payments to keep the aircraft operating.

Based on the Company’s assessment of its portfolio, customer base and the industry, anticipated future cash flows were estimated on each aircraft. These estimates took into account the likelihood of aircraft being returned, anticipated reductions in cash flows from customers, timing of returning off-lease aircraft back into service, costs to place parked aircraft back into service and the potential necessity to scrap certain classes of aircraft. Aircraft values were estimated on the basis of current market information, the glut of aircraft currently in the marketplace and the continuing negative effect resulting from the events of September 11.

The estimated cash flows were discounted at risk adjusted interest rates to measure impairment for owned aircraft in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and for loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

The predictability of aircraft values and cash flows has been made more difficult by the events of September 11 and the current state of the aircraft industry. The estimate of cash flows is greatly influenced by the Company’s assessment of many external factors that are beyond its control, and as a result, there is an increased likelihood that actual results could materially differ from the Company’s estimates.

FINOVA’s resort and real estate portfolios are primarily in the destination timeshare resort industry. Significant loss of revenues could impair customers’ ability to continue servicing FINOVA’s outstanding loans. As a result, in September 2001, the Company recorded a charge of $121 million to reserve for inherent losses expected in these portfolios.

The charge relating to FINOVA’s resort and hotel portfolios was estimated using market information and assumed risk factors specific to those portfolios. The factors included the financial ability of individual borrowers/developers to withstand a prolonged reduction in revenues, the geographic location of each resort/hotel and the development status of each project. The portfolios were stratified by risk factors and assumed loss ratios were determined based upon management’s evaluation of relevant conditions.

In all other FINOVA portfolios, the Company expected an increase in the level of problem accounts as a result of the events of September 11 and the weakening of the general economy. Additional reserves of $145.3 million were established in September 2001 for inherent losses expected in these portfolios.

The Company expects that the ultimate impact of the events of September 11 will not be known for some time. FINOVA utilized available information and its discretion to determine its best estimate of the impact of these events and continues to reassess its portfolio for inherent losses expected to be realized, including additional reserves established for the portfolio in the fourth quarter of 2001. See “Results of Operations” for a further discussion.

THE FINOVA GROUP INC.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. The Company believes the following to be among the most critical judgment areas in the application of its accounting policies.

Nonaccruing Assets.    Accounts are generally classified as nonaccruing and recognition of income is suspended when a borrower/lessee becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, borrower/lessee financial performance, the ability of borrowers/lessees to obtain full refinancing of balloons or residuals at maturity and FINOVA’s ability or willingness to provide such refinancing. Changes in assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of December 31, 2001, $1.8 billion, or 28.6% of total financial assets (before reserves), was classified as nonaccruing.

Reserve for Credit Losses.    The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created through the provision for credit losses if the carrying amount of such assets exceed the estimated recovery, which is measured by estimating the present value of expected future cash flows, market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of December 31, 2001, the reserve for credit losses totaled $1.0 billion.

Owned Assets.    Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent write downs through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s measurement of impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using an appropriate discount rate. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of appropriate discount rates for net present value calculations and residual value assumptions for leases. If actual results differ from the estimates used to determine impairment, additional write-downs may be necessary, impacting financial condition and results from operations. As of December 31, 2001, owned assets totaled $342.8 million, or 5.3% of total financial assets (before reserves).

Assets Held for Sale.    Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales

THE FINOVA GROUP INC.

prices could differ from estimates, impacting results from operations. As of December 31, 2001, assets held for sale totaled $420.0 million, or 6.5% of total financial assets (before reserves).

Fresh-Start Reporting.    Upon emergence from the Reorganization Proceedings, the Company adopted the provisions of Fresh-Start Reporting, which resulted in material adjustments to the historical carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. Amortization will cease to the extent that the underlying transactions are classified as nonaccruing. The New Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount will be amortized as additional interest expense over the term of the notes and the liability recorded on the Reorganized Company’s Consolidated Balance Sheet will increase in an amount equal to such amortization. Although the recorded balance will be net of the unamortized discount, the Company’s repayment obligation is the $3.25 billion principal amount. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the principal amount of the New Senior Notes at maturity.

The adjustments relating to the adoption of Fresh-Start Reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company’s debt securities shortly after emergence. Changes to estimated asset valuation could impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles do not permit additional fair value adjustments to the New Senior Notes after the initial Fresh-Start Reporting date.

Financial Reporting

In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted Fresh-Start Reporting upon emergence from chapter 11. The Company adopted Fresh-Start Reporting because, as a result of implementation of the Plan, holders of the Company’s existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company’s reorganization value was less than its post-petition liabilities and allowed claims. Fresh-Start Reporting resulted in material adjustments to the historical carrying amounts of the Company’s assets and liabilities. FINOVA’s gross assets are recorded based upon their reorganization value, which was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The New Senior Notes were recorded based upon the trading price of the New Senior Notes shortly after they were issued. The resulting shareowners’ equity value at that time of $17.6 million was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry. The adjustment of assets and liabilities to fair values resulted in a net charge to earnings of $62.9 million during the eight month period ended August 31, 2001. This net charge to earnings was included in the net reorganization expense line on the Statements of Consolidated Operations.

As a result of Fresh-Start Reporting and changes in the Company’s operations, the consolidated financial statements for the periods subsequent to August 31, 2001 (the “Reorganized Company”) will not be comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

THE FINOVA GROUP INC.

Other changes to financial reporting included the reclassification of discontinued operations to assets held for sale. This decision reflects management’s intention to manage the assets previously classified as discontinued in the same manner as other assets of the Company. In addition, FINOVA has eliminated segment reporting. All former segments of the Company have been dissolved and the Company is now being managed as one operating unit.

Results of Operations

The following contains a discussion of the Reorganized Company’s results for the four months ended December 31, 2001 and a comparative discussion of the years ended December 31, 2001 and 2000 as well as the year ended December 31, 2000 compared to 1999. As a result of the application of Fresh-Start Reporting guidelines and changes in the Company’s operations, the consolidated financial statements for the Reorganized Company as of December 31, 2001 will not be comparable to those of the Company for the prior years.

Four Months Ended December 31, 2001

The Company reported a net loss of $1.1 billion for the four months ended December 31, 2001. The loss was primarily attributable to $777.5 million of provision for credit losses and $281.6 million of net losses on financial assets. The provision for credit losses includes $634.1 million, recorded in September 2001, to establish reserves for estimated losses expected to be realized as a result of the September 11 terrorist attacks. During the fourth quarter of 2001, the provision for credit losses was increased following a detailed assessment of the portfolio and remeasurement of required reserves on impaired assets and inherent losses expected in the portfolio on assets not deemed to be impaired. As a result, the Company’s reserve for credit losses was increased to $1.0 billion at December 31, 2001. Net losses on financial assets include amounts written down on assets held for sale and the production of income, investments, operating leases and residual values of finance leases and include $217.0 million recorded in September 2001, to estimate the impact of September 11.

Other factors contributing to the loss included a negative interest margin and a high level of operating expenses. The negative interest margin was principally due to lower revenue resulting from an increased level of nonaccruing assets ($1.8 billion at December 31, 2001) and to FINOVA’s high cost of debt in a relatively low interest rate environment. The Company is no longer match funded and due to higher levels of nonaccruing assets, it has less earning fixed-rate assets than its fixed-rate debt obligations of $3.25 billion (the 7.5% New Senior Notes). Contributing to the negative interest margin is the difference between income accretion on assets and discount amortization on liabilities resulting from the revaluation of assets and liabilities in conjunction with Fresh-Start Reporting. For the four months ended December 31, 2001, the amortization of Fresh-Start Reporting adjustments resulted in a net reduction to interest margins of $7.8 million. FINOVA expects these negative interest margins will continue and may worsen for the foreseeable future.

During 2001, nonaccruing assets continued to increase as a result of the weakened economy, the events of September 11 and the Company’s concerns regarding its ability to fully realize residual values or to collect principal and interest on certain transactions, including those that have significant balloon payments due at maturity. The current economic climate has resulted in a general reduction in operating cash flow for the typical FINOVA borrower and in more conservative industry wide lending practices, which the Company believes will impair the ability of certain customers to obtain refinancing at maturity for the full amount of their residual/balloon payments. Further, FINOVA’s ability or willingness to continue to extend credit to these borrowers is greatly influenced by its own limited source of liquidity (primarily internally generated funds) and its assessment of the costs and benefits of doing so. In certain cases, FINOVA has classified transactions such as these as nonaccruing even though principal and interest payments may be current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.”

THE FINOVA GROUP INC.

The measurement of credit impairment is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” for a discussion of the many factors impacting the use of estimates.

Operating expenses for the four months ended December 31, 2001 were $71.8 million ($18.0 million average monthly expense), up from the $16.8 million average monthly expense of the Predecessor Company during the eight months ended August 31, 2001. The increase was primarily due to severance accruals of $6.5 million, litigation accruals and the settlement and payment of certain pre-petition claims in excess of previous estimates. As a result of the recent restructuring, the Company expects a significant reduction of operating expenses by early 2002. As of December 31, 2001, the Company had 497 employees, which has been further reduced to 459 at February 28, 2002.

Year-to Year Comparison

The following table summarizes FINOVA’s operating results for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
	(Dollars in millions)
Total revenues	$766.1	$1,149.6	$1,016.6
Interest expense	(614.8)	(628.8)	(465.3)
Operating lease and other depreciation	(83.9)	(65.9)	(67.8)

Interest margins earned	67.4	454.9	483.5
Provision for credit losses	(1,008.3)	(643.0)	(22.4)
Net (loss) gain on financial assets	(602.5)	(168.6)	67.9
Operating expenses	(205.9)	(399.4)	(168.7)
Net reorganization expense	(46.5)
Income tax benefit (expense)	2.0	213.2	(138.3)
Preferred dividends, net	(3.1)	(3.8)	(3.8)

(Loss) income from continuing operations	(1,796.9)	(546.7)	218.2
Net loss from discontinued operations	(15.0)	(393.1)	(3.0)
Extraordinary item	28.8

Net (loss) income	$(1,783.1)	$(939.8)	$215.2

2001 Compared to 2000

The results for the twelve months of 2001 include four months of the Reorganized Company and eight months of the Predecessor Company, as reported in the Statements of Consolidated Operations.

Net Loss.    Net losses for the twelve months of 2001 were $1.8 billion compared to net losses of $939.8 million for the twelve months of 2000. The net loss for 2001 was attributable to the weakened U.S. and world economies, the economic impact of the events of September 11, and the costs of the Reorganization Proceedings (from March 7, 2001 through August 21, 2001). The decline in operating results is primarily due to $387.5 million of lower interest margins, $365.3 million of increased loss provisions, $433.9 million of higher net losses on financial assets, net reorganization expenses of $46.5 million and $211.2 million less income tax benefits recorded in 2001. These negative variances were partially offset by $193.5 million of lower operating expenses, $378.1 million of lower losses from discontinued operations and $28.8 million of extraordinary gains in 2001.

THE FINOVA GROUP INC.

Interest Margins Earned.    Interest margins earned (defined as total revenues less interest expense and operating lease and other depreciation) declined to $67.4 million in 2001 from $454.9 million a year ago. The decline was primarily due to lower revenues resulting from a higher level of nonaccruing assets (which increased to $1.8 billion at December 31, 2001 from $1.4 billion at December 31, 2000), higher cost of funds and a lower level of financial assets. The higher level of nonaccruing assets is primarily the result of the weakened economy and the events of September 11. As previously noted, the Company is no longer match funded and due to increased levels of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its $3.25 billion of fixed-rate debt obligations. Also contributing to the decreased margins was a lower level of financial assets, which declined to $6.5 billion (before reserves) at year-end 2001 from $11.9 billion at December 31, 2000. Reductions in assets are expected to continue due to the elimination of new business development activities, reduced funding requirements on existing customer commitments and the continued collection or disposal of the existing portfolio. Contributing to the negative interest margin is the mismatch between income accretion on assets and discount amortization on liabilities resulting from the revaluation of assets and liabilities in conjunction with Fresh-Start Reporting. For the four months ended December 31, 2001, the amortization of Fresh-Start Reporting adjustments resulted in a net reduction to interest margins of $7.8 million. FINOVA expects these negative interest margins will continue and may worsen for the foreseeable future.

Provision for Credit Losses.    Loss provisions grew by $365.3 million, primarily due to the weakened economy, the terrorist attacks of September 11 and management’s concerns regarding the full collection of certain transactions within its portfolio. The charge for 2001 included loss provisions of $634.1 million to establish reserves for estimated losses expected to be realized as a result of the September 11 attacks.

The measurement of credit impairment is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” for a discussion of the many factors impacting the use of estimates.

Net Loss on Financial Assets.    The net loss on financial assets of $602.5 million for 2001 exceeded the 2000 losses by $433.9 million. These increased losses are due to write-downs or write-offs of assets held for sale and the production of income, investments, operating leases and residual values of finance leases, primarily related to FINOVA’s transportation portfolio. That portfolio was adversely affected by the weakened airline industry and reduced aircraft values. As discussed previously, the terrorist attacks also had a significant effect on that portfolio. During 2001, FINOVA recorded $611.5 million of net losses related to its transportation portfolio, of which $217.0 million were recorded in the third quarter of 2001 as an estimate of the impact of the events on September 11. Additional losses of $62.3 million were recognized in the fourth quarter following a detailed review of the portfolio and remeasurement of asset impairment. Also included in the loss for the year was $339.7 million of charges to write down the transportation leveraged lease portfolio to its estimated net sales price. A portion of this portfolio was sold in the fourth quarter for its approximate carrying amount.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules provide for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See the “Special Note Regarding Forward-Looking Statements” for a discussion of many factors that could impact these estimates.

Operating Expenses.    Operating expenses declined $193.5 million to $205.9 million from $399.4 million in the prior year. Prior year expenses included a charge of $193.3 million representing the charge-off of unamortized goodwill that was considered impaired. Excluding this one-time charge, operating expenses for 2001 are comparable to 2000, in spite of the Company reducing headcount to 497 employees at December 31, 2001 from 1,065 at December 31, 2000. Offsetting the impact of employee reductions in 2001 were severance costs, litigation accruals, accrual of lease damages, a higher level of professional services (consisting of investment banking, legal and accounting fees, principally related to the Reorganization Proceedings) and higher problem account costs. As a result of the recent restructuring, the Company expects significant reductions in operating expenses by early 2002.

Net Reorganization Expense.    Net reorganization expense included expenses and income directly associated with the bankruptcy process. For the period March 7, 2001 through August 31, 2001, net reorganization expense was $46.5 million and included fair value adjustments of assets and liabilities related to Fresh-Start Reporting of $62.9 million, professional service and other fees of $26.0 million, partially offset by $42.4 million of interest income earned on cash retained for interest and debt payments that were deferred during the bankruptcy period.

Income Taxes.    Income tax benefits for the twelve months of 2001 were limited to $2.0 million even though the Company had substantial pre-tax book losses. Income tax benefits were almost fully offset by an increase in valuation allowances due to the uncertainty regarding the ability to utilize such benefits in the future. As previously discussed, the Company had a substantial net loss for the year, which was largely attributable to the provision for credit losses and net losses on financial assets recorded for book purposes. Those charges represent the Company’s assessment of impairment or the portion of value it does not expect to collect; however, the recording of the charges does not mean the Company has exhausted all efforts to collect the contractual amounts. For tax purposes, a deduction is created during the tax year that the Company has abandoned all collection efforts. Due to the uncertainty regarding the Company’s ability to generate future taxable income to utilize these tax deductions, a valuation allowance was established to fully reserve for the future benefits.

The Company was able to utilize a substantial portion of its existing NOLs and current year tax losses in conjunction with the sale of a portion of the Company’s transportation leveraged lease portfolio, which generated a $319 million tax gain, and to offset the approximately $800 million of cancellation of debt (“COD”) income resulting from the restructuring of the Company’s debt. See Annex A, Note J “Income Taxes” for a further discussion of the Company’s tax position.

Discontinued Operations.    Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. The results for the eight months of 2001 reflected an improvement of $378.1 million over the twelve months of 2000. The 2000 period reflects the initial adjustment to net realizable value of assets that was included in discontinued operations.

Extraordinary Item.    The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA’s 5½% Convertible Trust Originated Preferred Securities as discussed in Annex A, Notes A “Nature of Operations and Chapter 11 Reorganization” and K “Convertible Preferred Securities” of “Notes to the Consolidated Financial Statements.”

2000 Compared to 1999

FINOVA reported a loss from continuing operations of $546.7 million and a loss from discontinued operations of $393.1 million for a total net loss of $939.8 million for the year ended 2000. The comparable results for 1999 were net income of $218.2 million from continuing operations and a net loss of $3.0 million from discontinued operations, resulting in net income of $215.2 million. A discussion of the major variances in the individual profit and loss categories follows:

THE FINOVA GROUP INC.

Loss from Continuing Operations.    The decrease from continuing operations in 2000 when compared to 1999 was primarily due to the following:

•	Higher loss provisions to increase the reserve for credit losses.

•	Higher write-offs of financing contracts.

•	Losses on financial assets.

•	Increases in the Company’s cost of funds due to:

•	Several reductions in credit ratings

•	Higher costs associated with borrowing under the Company’s domestic commercial paper back-up bank facilities

•	An increase in the level of nonaccruing assets due in part to the weakening economy.

•	The costs to exit the origination and sale of commercial real estate loans to the Commercial Mortgaged Back Securities (“CMBS”) market in the second quarter of 2000.

•	Higher operating expenses, including employee retention and severance expenses and the charge-off of unamortized goodwill that was determined to be impaired.

•	The inability to fully recognize all federal and state income tax benefits during 2000.

Interest Margins Earned.    Interest margins earned (defined as total revenue less interest expense and operating lease and other depreciation) declined by $28.6 million to $454.9 million in 2000 from $483.5 million in 1999. The decline was due primarily to higher cost of funds caused by the events of 2000, increased levels of nonaccruing assets and investments and lower nonrecurring income. Various downgrades of its senior debt ratings and the elimination of its commercial paper program (caused by the inability to renew its back-up bank facilities and resulting draw downs under those facilities) resulted in FINOVA’s annual cost of funds (in the form of the all-in-spread over LIBOR) applicable to the $4.5 billion term-out of its domestic commercial paper back-up bank facilities, increasing by 1.2%.

The negative impact to income from higher cost of funds more than offset the income effects from the higher level of average financing assets during 2000. The size of the portfolio has been declining since March of 2000 due to lower volumes of new business during the latter quarters of 2000. New business for 2000 was $2.9 billion compared to $4.1 billion in 1999, with fourth quarter 2000 volume declining to $518 million from $1.3 billion in the fourth quarter of 1999.

Provision for Credit Losses.    The provision for credit losses was significantly higher in 2000 compared to 1999 ($643.0 million vs. $22.4 million) due to the need to bolster loss reserves in light of increasing problem accounts and higher net write-offs in 2000 ($239.6 million compared to $22.6 million in 1999). The largest component of net write-offs in 2000 was from multiple customers in mezzanine totaling $86.0 million, $59.6 million in healthcare, $40.5 million in transportation, $19.9 million in commercial equipment, $19.2 million in rediscount, with the balance of $14.4 million spread over six other portfolios.

Net Loss (Gain) on Financial Assets.    Losses of $168.6 million in 2000 were primarily due to the write-off of equity positions in the resort, communications and mezzanine portfolios, charges to write down repossessed resort assets and residual positions in the transportation portfolio and a charge to write down the assets in FINOVA’s realty capital portfolio to estimated fair value in connection with designating that portfolio as being held for sale. The most significant charge was in the resort portfolio which wrote off a $54.8 million equity investment in a major timeshare developer that experienced a decline in earnings and a significant reduction in its net worth. The write down of residual positions in the transportation portfolio totaled $40.4 million and principally related to assets held for sale or lease. The write down of realty capital’s assets to fair

THE FINOVA GROUP INC.

value approximated $43.2 million. The total charges of $249.5 million from the write-off of investments, repossessed assets and assets held for sale or lease were partially offset by gains of $80.9 million, the largest of which was $20.7 million from the sale of Healtheon WebMD stock.

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

Preferred Dividends.    Dividends, net of tax, paid on $115 million of outstanding Company-obligated mandatory redeemable convertible preferred securities (“TOPrS”) were $3.8 million in 2000 and 1999. Subsequent to 2000, the Company suspended paying dividends on the TOPrS and interest on the underlying convertible debentures.

Discontinued Operations.    During the third quarter of 2000, FINOVA’s Board of Directors approved the sale or liquidation of some of the Company’s broad based businesses so it could focus more on its niche-based businesses. The businesses included in discontinued operations consist of commercial services (substantially sold during the third quarter of 2000), corporate finance (which includes business credit and growth finance) and distribution & channel. In December 2000, $46.4 million of distribution & channel’s assets were sold. During the first quarter of 2001, $309 million of corporate finance assets were sold.

Losses from discontinued operations in 2000 totaled $393.1 million (after-tax) and primarily consisted of charges to value the assets to be sold or liquidated at estimated net realizable amounts, a write-off of unamortized goodwill, accrual of retention and severance payments for employees of those businesses, higher nonaccruing assets and operating losses.

Financial Condition, Liquidity and Capital Resources

Beginning in the first quarter of 2000, a series of events impeded FINOVA’s access to capital in the public and private markets. As the year progressed, the U.S. economy continued to weaken and FINOVA’s portfolio experienced higher levels of delinquencies. The impact of these events resulted in increased levels of problem accounts, higher cost of funds and inadequate access to capital. As a result of this deterioration in financial

THE FINOVA GROUP INC.

stability, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming the Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001.

Upon emergence from bankruptcy, the $5.6 billion Berkadia Loan together with cash on hand and the issuance of $3.25 billion New Senior Notes financed the restructuring of the Company’s pre-emergence indebtedness (including TOPrS) and repaid all allowed accrued and unpaid pre-petition and post-petition interest claims. The New Senior Notes are reflected in the Company’s Consolidated Balance Sheet net of an unamortized discount of $761.4 million, resulting from the adoption of Fresh-Start Reporting. The book value of the New Senior Notes is scheduled to increase to the $3.25 billion principal amount over time through the amortization of the discount as interest expense. The Company remains obligated to pay the full $3.25 billion principal amount of the New Senior Notes.

The terms of the Credit Agreement and the Indenture substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement, the Company is permitted to establish a cash reserve in an amount not to exceed the sum of (a) 125% of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness (including the New Senior Notes) that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in the Company’s good faith judgment and as approved in advance by Berkadia for the operation of the Company, which could include repurchases of New Senior Notes in accordance with the terms of the Indenture. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia $700 million on October 9, 2001 and an additional $500 million on January 7, 2002. On February 7, 2002, with Berkadia’s consent, the Company made a voluntary prepayment of $500 million, reducing the loan balance to $3.9 billion. Loan repayments are unlikely to continue at this pace.

As a result of FINOVA’s current financial condition and restrictions contained in the debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in a subsequent period if actual cash requirements exceed the prior cash reserve estimates.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity, the related 5% distribution to common shareowners, or to make any contingent interest payments, discussed in “Obligations and Commitments” below. The Company has a negative net worth of $1.1 billion as of December 31, 2001 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company’s debt and equity securities involves a high level of risk to the investor.

Obligations and Commitments.    The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at December 31, 2001. Following the listing is a general description of those obligations or contingencies. A detailed schedule of the timing of repayment has not been provided because

THE FINOVA GROUP INC.

the Company’s most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

Contractual and Contingent Obligations (Dollars in thousands)	Contractual Obligations	Contingent Obligations
Berkadia Loan	$4,900,000	$
New Senior Notes	3,250,478
Contingent interest on New Senior Notes			100,000
Unfunded customer backlog			1,142,850
Nonrecourse debt associated with the leveraged lease portfolio	1,073,877
Operating leases	21,606

	$9,245,961		$1,242,850

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement), plus 2.25%. As noted above, principal repayment is contingent on available cash in excess of cash reserves. All unpaid principal and accrued interest are due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as guarantor) (the “Guarantors”) have guaranteed FINOVA Capital’s repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors’ assets.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. As noted above, principal repayment cannot commence until the Berkadia Loan is paid in full and is contingent on the availability of excess cash, as defined. FINOVA’s obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregated amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company’s debt obligations, if necessary. These restrictions also apply to the shareowner payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common shareowners in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $100 million (as that amount may be reduced to reflect a decrease in the principal amount of New Senior Notes outstanding as a result of repurchases by FINOVA) and five percent (5%) of remaining available cash will be used for

THE FINOVA GROUP INC.

distributions to and/or repurchases of stock from common shareowners, if those payments can be made to shareowners, as noted above. The obligation to make contingent interest payments will terminate in 2016. FINOVA’s obligation for the contingent interest payments is not secured. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to make any contingent interest payments.

Unfunded customer commitments are primarily unused contractual lines of credit and to a lesser extent, contractual term financing commitments. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual funding is significantly below the commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications and waivers.

The nonrecourse debt associated with leveraged leases represents principal amounts due to third party lenders under lease arrangements. Accounting rules require that leases financed by nonrecourse borrowings and meeting certain other criteria be classified as leveraged leases. For balance sheet classification purposes, aggregate leveraged lease rental receivables are reduced by the related nonrecourse debt service obligations to determine the Company’s investment in the leveraged leases. Typically, the debt has a first priority lien against the leased equipment or property with no additional recourse to FINOVA. FINOVA’s exposure is limited to its investment in the transaction. Nonrecourse debt maturities are $376.6 million, $337.6 million, $287.6 million and $72.1 million, for the five year periods ended 2006, 2011, 2016 and 2021, respectively.

Contractual operating lease obligations represent the total future minimum rental payments due under operating leases (primarily leased office space) as of December 31, 2001. During the Reorganization Proceedings, the Company rejected certain of its operating leases and is currently paying on a month-to-month basis while implementing alternative arrangements. See Annex A, Note R “Operating Leases” for a further discussion.

Collection of the Portfolio.    Upon emergence from chapter 11, the Company had cash and cash equivalents of approximately $907.8 million. From that date through December 31, 2001, net funds generated were $819.4 million, principally as a result of collections on financial assets less expenses. As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company will consider the sale of certain portfolios if buyers can be found at appropriate prices. Due to restrictions contained in FINOVA’s debt agreements as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio. Historically, FINOVA financed a portion of its investing activities through off-balance sheet financings in the form of securitizations. At December 31, 2001, the outstanding balance of assets sold that the Company manages totaled $248.5 million, consisting of $143.7 million in commercial equipment and $104.8 million in franchise transactions. At that time, the combined retained interest in the receivables was $4.1 million.

Total financial assets, net of the reserve for credit losses, declined to $5.4 billion at December 31, 2001, down $5.9 billion from $11.3 billion at December 31, 2000. During 2001, net cash flow from portfolio collections, including discontinued operations for the first eight months of 2001, totaled $3.4 billion. Non-cash activity resulted in a net decline in financial assets of $2.5 billion. Components of net cash flow included $3.7

THE FINOVA GROUP INC.

billion from collections on financial assets, $591.2 million from the sale of assets (excluding cash gains), offset by $918.3 million from fundings under outstanding customer commitments. Collections on financial assets included $851.6 million of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA’s asset portfolio and the higher level of nonaccruing assets in the remaining portfolio, prepayment levels as well as scheduled amortization are expected to decline over time. Non-cash reductions included $1.01 billion of provision for credit losses, $709.7 million of fair market value adjustments resulting from the adoption of Fresh-Start Reporting, $687.1 million related to markdowns of assets held for sale and the production of income, investments, operating leases and residual values of leased financing assets and $111.3 million of other non-cash activity, primarily operating lease depreciation.

The reserve for credit losses increased to $1.0 billion at December 31, 2001 from $578.8 million at December 31, 2000, primarily due to higher levels of nonaccruing and impaired accounts. The reserve for credit losses as a percent of financing assets grew to 18.3% at December 31, 2001 from 6.3% a year ago. The reserve for credit losses as a percent of nonaccruing assets also increased from 41.1% at December 31, 2000 to 55.3% at December 31, 2001, despite a significant increase in accounts classified as nonaccruing. Accounts classified as nonaccruing increased to $1.8 billion or 28.6% of total financial assets (before reserves) at December 31, 2001, from $1.4 billion or 11.9% at December 31, 2000. The portfolios with the largest increases in nonaccruing assets during 2001 included rediscount ($159.3 million), resort ($150.9 million), transportation ($150.2 million), franchise ($134.7 million), communications ($116.1 million) and specialty real estate ($68.9 million). Partially offsetting these increases were reductions within the corporate finance portfolio ($349.9 million) due to its continued liquidation. The corporate finance portfolio has declined from $1.2 billion at December 31, 2000 to $184.3 million at December 31, 2001.

The increases in nonaccruing assets were caused by a number of factors, including the continued weakening of the economy, the events of September 11, the Company’s concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments due at maturity and realize residual values. The current economic climate has resulted in a general reduction in operating cash flow for the typical FINOVA borrower and in more conservative industry wide lending practices. As a result, FINOVA is concerned regarding the ability of certain customers to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be impacted by its restricted access to the capital markets and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.”

Earning impaired assets also increased during 2001 to $576.7 million at December 31, 2001 from $239.4 million at December 31, 2000. The majority of this increase was attributable to the transportation portfolio, which grew to $450.7 million at year-end 2001 from $61.1 million a year ago. Partially offsetting the transportation increase was a decline in the resort portfolio of $91.4 million, resulting primarily from migration of these accounts to nonaccruing status.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

Derivative Financial Instruments

During 2001, substantially all of FINOVA’s interest rate swaps were terminated as a result of the Company’s chapter 11 filing. In accordance with the Company’s various swap agreements, the swap counter

THE FINOVA GROUP INC.

parties exercised their right to offset the amounts due to the Company upon the termination of the swaps, against the amount due by the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

At December 31, 2001, the Company had two outstanding interest rate conversion agreements with notional principal amounts totaling $204.0 million to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 7.42% to 7.58% in return for receipts calculated on the same notional amounts at floating interest rates.

As a result of the termination of substantially all FINOVA interest rate swaps, the Company’s assets and liabilities are no longer match funded. Changes in interest rates will thus affect the Company’s financial results. See “Quantitative and Qualitative Disclosure About Market Risk.”

Segment Reporting

In connection with the Company’s reorganization and emergence from bankruptcy as a new reporting entity, formerly reported operating segments have been combined into one operating unit. FINOVA is no longer soliciting new business and its assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units and as a result, comparisons with prior periods are not meaningful. Management’s plan is to maximize the value of its assets through an orderly administration and collection of the portfolio. Accordingly, the performance of reportable business segments presented in the Predecessor Company’s financial statements is no longer meaningful to the operation of the Reorganized Company.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes new accounting and reporting standards for derivative instruments. In June 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA’s consolidated results of operations and financial position.

During 2001, FASB issued SFAS No. 141, “Business Combinations,” No. 142, “Goodwill and Other Intangible Assets,” No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS Nos. 141 and 142 have no current impact on the Company. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends ARB No. 51, “Consolidated Financial Statements.” In conjunction with the Company’s reorganization and Fresh-Start

THE FINOVA GROUP INC.

Reporting, FINOVA adopted the provisions of SFAS Nos. 143 and 144, which resulted in an immaterial impact on its consolidated results of operations and financial position.

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Reorganization of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which was effective for all fiscal quarters beginning after March 15, 2001. The provisions of this EITF are to be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions that involve contractual cash flows. The Company adopted the provisions in 2001, which resulted in an immaterial impact on its consolidated results of operations and financial position.

THE FINOVA GROUP INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income/(loss) by less than 2.0%. An increase in rates would have a positive impact, while a decrease in rates would have a negative impact.

Certain limitations are inherent in the models used for interest rate risk measurements. Modeling changes require certain assumptions that may oversimplify the manner in which actual yields and costs respond to changes in market interest rates. For example, the models assume a more static composition of FINOVA’s interest sensitive assets, liabilities and derivative instruments than would actually exist over the period being measured. The models also assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the maturity or repricing of specific assets and liabilities. Although the sensitivity analysis models provide an indication of FINOVA’s interest rate risk exposure at a particular point in time, the models are not intended to and do not provide a precise forecast of the effects of changes in market interest rates on FINOVA’s net income or loss and will likely differ from actual results.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowners of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related statements of consolidated operations, shareowners’ equity and cash flows for the four month period ended December 31, 2001, the eight month period ended August 31, 2001, and each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of The FINOVA Group Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their consolidated operations and their cash flows for the four month period ended December 31, 2001, the eight month period ended August 31, 2001, and each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Note A “Nature of Operations and Chapter 11 Reorganization,” since emerging from bankruptcy on August 21, 2001, the Company has incurred substantial operating losses and has a negative net worth as of December 31, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Phoenix, Arizona
March 1, 2002

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(Dollars in thousands)

	Reorganized Company	Predecessor Company
	2001	2000
ASSETS
Cash and cash equivalents	$1,027,241	$699,228
Financing Assets:
Loans and other financing contracts, net	5,020,426	7,835,698
Direct financing leases	354,958	557,471
Leveraged leases	196,813	803,581

Total financing assets	5,572,197	9,196,750
Less reserve for credit losses	(1,019,878)	(578,750)

Net financing assets	4,552,319	8,618,000

Other Financial Assets:
Assets held for sale	420,025	421,956
Operating leases	190,925	561,698
Assets held for the production of income	151,872	235,170
Investments	116,745	285,934
Net assets of discontinued operations		1,162,223

Total other financial assets	879,567	2,666,981

Total Financial Assets	5,431,886	11,284,981
Other assets	44,898	59,460
Goodwill, net of accumulated amortization		45,417

	$6,504,025	$12,089,086

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Berkadia Loan	$4,900,000	$
Senior debt—Reorganized Company (principal amount due of $3.25 billion)	2,489,082
Senior debt—Predecessor Company		10,997,687

Total debt	7,389,082	10,997,687
Accounts payable and accrued expenses	223,155	257,713
Deferred income taxes, net	12,357	49,202

Total Liabilities	7,624,594	11,304,602

Commitments and contingencies
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of FINOVA, net of expenses (“TOPrS”)		111,550
Shareowners’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 and 64,849,000 shares issued, respectively	1,259	648
Additional capital	16,928	1,107,575
Accumulated deficit	(1,142,300)	(283,435)
Accumulated other comprehensive income	4,080	15,154
Common stock in treasury, 3,832,000 and 3,554,000 shares, respectively	(536)	(167,008)

Total Shareowners’ Equity	(1,120,569)	672,934

	$6,504,025	$12,089,086

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per share data)

	Reorganized Company Four Months Ended	Predecessor Company
		Eight Months Ended Aug. 31, 2001		Years Ended December 31,
	Dec. 31, 2001			2000	1999
Revenues:
Interest income	$131,710		$400,764	$831,594	$707,730
Rental income	18,791		52,067	95,018	96,241
Operating lease income	18,098		51,068	105,457	114,083
Fees and other income	23,180		70,461	117,590	98,577

Total Revenues	191,779		574,360	1,149,659	1,016,631

Expenses:
Interest expense	178,374		436,445	628,839	465,256
Operating lease and other depreciation	24,010		59,882	65,919	67,835
Provision for credit losses	777,500		230,772	643,000	22,390
Net loss (gain) on financial assets	281,608		320,934	168,589	(67,886)
Operating expenses	71,795		134,074	399,412	168,697
Net reorganization expense			46,527

Total Expenses	1,333,287		1,228,634	1,905,759	656,292

(Loss) income from continuing operations before income taxes and preferred dividends	(1,141,508)		(654,274)	(756,100)	360,339
Income tax (expense) benefit	(792)		2,765	213,173	(138,316)

(Loss) income from continuing operations before preferred dividends	(1,142,300)		(651,509)	(542,927)	222,023
Preferred dividends, net of tax			3,074	3,782	3,782

(Loss) income from continuing operations	(1,142,300)		(654,583)	(546,709)	218,241
Discontinued operations, net of tax benefit (expense) of ($1,359), $18,198 and $1,998			2,980	(55,397)	(2,997)
Net loss on disposal of operations, net of tax benefit of $0 and $150,664			(17,997)	(337,711)

(Loss) income before extraordinary item	(1,142,300)		(669,600)	(939,817)	215,244
Extraordinary item-gain on debt discharge			28,750

Net (Loss) Income	$(1,142,300)		$(640,850)	$(939,817)	$215,244

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(9.36)		$(10.28)	$(8.96)	$3.64
Loss from discontinued operations			(0.23)	(6.45)	(0.05)
Extraordinary item			0.45

Net (loss) earnings per share	$(9.36)		$(10.06)	$(15.41)	$3.59

Adjusted weighted average shares outstanding	122,041,000		63,677,000	60,994,000	59,880,000

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(9.36)		$(10.28)	$(8.96)	$3.45
Loss from discontinued operations			(0.23)	(6.45)	(0.04)
Extraordinary item			0.45

Net (loss) earnings per share	$(9.36)		$(10.06)	$(15.41)	$3.41

Adjusted weighted average shares outstanding	122,041,000		63,677,000	60,994,000	64,300,000

Dividends per common share	$	$		$0.54	$0.68

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
			2000	1999
OPERATING ACTIVITIES:
Net (loss) income	$(1,142,300)	$(640,850)	$(939,817)	$215,244
Extraordinary item—gain on debt discharge		(28,750)
Discontinued operations, net of tax		(2,980)	55,397	2,997
Net loss on disposal of operations, net of tax		17,997	337,711

(Loss) income from continuing operations	(1,142,300)	(654,583)	(546,709)	218,241
Adjustments to reconcile (loss) income from continuing operations to net cash (used) provided by continuing operations:
Net adjustment to assets & liabilities related to Fresh- Start Reporting		62,851
Provision for credit losses	777,500	230,772	643,000	22,390
Net cash gain on disposal of financial assets	(35,906)	(48,679)	(62,592)	(70,633)
Non-cash charge-offs of financial assets	317,514	369,613	231,181	2,613
Non-cash reorganization items		44,386
Depreciation and amortization	25,625	66,104	89,607	89,854
Impairment charge-off of goodwill			193,337
Deferred income taxes, net	2,401	(7,195)	(374,800)	114,886
Other amortization	7,666	16,427	43,790	21,195
Change in assets and liabilities, net of effects from companies purchased:
Decrease (increase) in other assets	17,337	(139,822)	29,473	34,051
Increase (decrease) in accounts payable and accrued expenses	26,945	(102,535)	(9,960)	(2,778)

NET CASH (USED) PROVIDED BY CONTINUING OPERATING ACTIVITIES	(3,218)	(162,661)	236,327	429,819

INVESTING ACTIVITIES:
Proceeds from disposals of leases and other owned assets	169,896	59,857	112,556	132,958
Proceeds from sales of investments	40,698	60,781	147,672	61,378
Proceeds from sales of financial assets	15,473	329,085	110,676	504,138
Proceeds from securitizations			302,751
Collections from financial assets	901,385	1,911,044	1,963,831	2,538,862
Expenditures for financial assets	(326,547)	(591,723)	(2,982,158)	(4,771,253)
Acquisitions, net of cash received				(85,278)
Recoveries of loans previously written off	21,729	4,964	1,018	1,830

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	822,634	1,774,008	(343,654)	(1,617,365)

FINANCING ACTIVITIES:
Proceeds from draw down on backup facilities			4,690,990
Net change in commercial paper and short-term borrowings			(3,876,971)	(305,030)
Proceeds from issuance of term notes			225,000	3,443,592
Repayments of term notes			(1,446,800)	(809,245)
Proceeds from Berkadia Loan		5,600,000
Repayments of Berkadia Loan	(700,000)
Repayments of indebtedness subject to chapter 11 proceedings		(7,827,398)
Proceeds from exercise of stock options			171	27,689
Common stock purchases for treasury				(89,272)
Dividends			(33,084)	(40,835)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(700,000)	(2,227,398)	(440,694)	2,226,899

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS		824,648	1,146,905	(988,527)

INCREASE IN CASH AND CASH EQUIVALENTS	119,416	208,597	598,884	50,826
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	907,825	699,228	100,344	49,518

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,027,241	$907,825	$699,228	$100,344

THE FINOVA GROUP INC.

Supplemental Disclosure

As part of the consideration for the $5.6 billion senior secured loan received from Berkadia, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan.

In accordance with the Plan, holders of FINOVA’s unsecured indebtedness received a cash payment equal to 70% of their unsecured claim and New Senior Notes having an aggregate principal amount equal to the remaining 30% of the unsecured claim. This resulted in a non-cash exchange of $3.22 billion of old senior notes or other debt for $3.22 billion in New Senior Notes. Holders of TOPrS received a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS and New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS. This resulted in a non-cash exchange of the TOPrS for New Senior Notes in the amount of $25.9 million and a non-cash extraordinary gain on debt discharge in the amount of $28.8 million. The New Senior Notes are shown on the balance sheet at $2.49 billion in accordance with Fresh-Start Reporting (See Note C “Fresh-Start Reporting”), but FINOVA’s repayment obligation is $3.25 billion.

For the four months ended December 31, 2001, FINOVA received income tax refunds of approximately $1.6 million, and for the eight months ended August 31, 2001, paid income taxes of approximately $5.7 million. No income tax was paid in 2000 and in 1999, income tax paid was approximately $6.0 million.

FINOVA paid interest of $138.0 million for the four months ended December 31, 2001 and $535.4 million for the eight months ended August 31, 2001. Interest of $767.2 million and $521.9 million was paid for the years ended December 31, 2000 and 1999, respectively.

See notes to consolidated financial statements

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY
(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Shareowners’ Equity
Balance, January 1, 1999 (Predecessor)	$585	$765,050	$515,057	$686	$(114,147)	$1,167,231

Comprehensive income:
Net income			215,244			215,244
Net change in unrealized holding gains (losses)				37,054		37,054
Net change in foreign currency translation				(3,928)		(3,928)

Comprehensive income						248,370

Net change in unamortized amount of restricted stock and other		(4,825)				(4,825)
Issuance of common stock	63	354,960				355,023
Dividends			(40,835)			(40,835)
Purchase of shares					(89,272)	(89,272)
Shares used in connection with employee benefit plans		(5,664)			33,353	27,689

Balance, December 31, 1999 (Predecessor)	648	1,109,521	689,466	33,812	(170,066)	1,663,381

Comprehensive loss:
Net loss			(939,817)			(939,817)
Net change in unrealized holding gains (losses)				(22,709)		(22,709)
Net change in foreign currency translation				4,051		4,051

Comprehensive loss						(958,475)

Net change in unamortized amount of restricted stock and other		941				941
Dividends			(33,084)			(33,084)
Shares used in connection with employee benefit plans		(2,887)			3,058	171

Balance, December 31, 2000 (Predecessor)	648	1,107,575	(283,435)	15,154	(167,008)	672,934

Comprehensive loss:
Net loss before reorganization and fresh-start reporting			(597,085)			(597,085)
Net change in unrealized holding gains (losses)				(19,000)		(19,000)
Net change in foreign currency translation				(540)		(540)

Comprehensive loss						(616,625)

Net change in unamortized amount of restricted stock and other		11,956				11,956
Shares cancelled from employee benefit plans					(11,263)	(11,263)
Effect of reorganization and fresh-start reporting	611	(1,102,631)	880,520	4,386	177,735	(39,379)

Balance, August 31, 2001 (Reorganized)	1,259	16,900			(536)	17,623

Comprehensive loss:
Net loss			(1,142,300)			(1,142,300)
Net change in unrealized holding gains (losses)				6,999		6,999
Net change in foreign currency translation				(2,919)		(2,919)

Comprehensive loss						(1,138,220)

Other		28				28

Balance, December 31, 2001 (Reorganized)	$1,259	$16,928	$(1,142,300)	$4,080	$(536)	$(1,120,569)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands in tables, except per share data)

A.    Nature of Operations and Chapter 11 Reorganization

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA Group is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954. FINOVA is a Delaware corporation, incorporated in 1991.

The Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. FINOVA is no longer engaged in any new lending activities, except to honor previously existing customer commitments. Any cash generated from these activities in excess of cash reserves permitted in the Company’s debt agreements is used to pay down FINOVA’s obligations to its creditors. Operations have been restructured to more efficiently manage these collection efforts. The Company will consider the sale of certain portfolios if buyers can be found at appropriate prices.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of December 31, 2001, the Company had 497 employees compared to 1,098 and 1,465 at December 31, 2000 and 1999, respectively.

On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment with Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), pursuant to which Berkadia committed to lend the Company $6 billion to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries.

As contemplated in the commitment with Berkadia, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001 (the “Effective Date”).

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which has resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the “Reorganized Company”) not being comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Going Concern

Inadequate access to new capital and a prolonged weakening of the U.S. economy have had an increasingly negative impact on FINOVA. The terrorist attacks on September 11 accelerated this trend and further deteriorated the quality of assets. The Company estimated the impact of the terrorist attacks as of September 30,

THE FINOVA GROUP INC.

2001, resulting in charges to provide additional loss reserves and to write down various owned assets, all of which resulted in a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio, including aircraft. Unless the Company’s current financial condition significantly improves, it is highly unlikely the Company will be able to repay the New Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Chapter 11 Reorganization

The following is a brief overview of the provisions of the Plan. This overview should be read in conjunction with the Plan, which is incorporated by reference in FINOVA’s Current Reports on Form 8-K, filed on June 22, 2001 and August 10, 2001, Exhibits 2.A and 2.B, respectively.

Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 (the “New Senior Notes”) were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Under the Plan, holders of allowed unsecured claims against FINOVA Capital generally received (a) a cash payment equal to 70% of the general unsecured claims against FINOVA Capital (not including pre-petition or post-petition interest), (b) a cash payment equal to the amount of accrued and unpaid pre-petition and post-petition interest on those general unsecured claims and (c) New Senior Notes having an aggregate principal amount equal to 30% of those general unsecured claims (not including pre-petition and post-petition interest). Claims from holders of the 5½% Convertible Trust Originated Preferred Securities (the “TOPrS”) issued by FINOVA Finance Trust received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). FINOVA’s subordinated debentures related to the TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan. Upon implementation of the Plan, FINOVA Capital’s debt was no longer publicly held, and it ceased to be a public company.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the “Credit Agreement”)), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) (the “Guarantors”) have guaranteed FINOVA Capital’s repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors’ assets.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the “Indenture”), at a fixed interest rate of 7.5% per annum. FINOVA’s obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the

THE FINOVA GROUP INC.

aggregate principal amount of the New Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is paid.

Because virtually all of the Company’s assets are pledged to secure the obligations under the Berkadia Loan and Intercompany Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion in cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company’s debts if necessary. These restrictions also apply to the shareowner payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common shareowners in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $100 million (as such amount may be reduced to reflect a decrease in the principal amount of New Senior Notes outstanding as a result of repurchases by FINOVA) and five percent (5%) of such remaining available cash will be used for distributions to and/or repurchases of stock from common shareowners, if those payments can be made to shareowners, as noted above. Contingent interest payments will terminate in 2016. FINOVA’s obligation to make the contingent interest payments is not secured.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity and the related 5% distribution to common shareowners or to make any contingent interest payments. The Company has a negative net worth of $1.1 billion as of December 31, 2001 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company’s debt and equity securities involves a high level of risk to the investor.

FINOVA’s Board of Directors was reconstituted and is comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the Official Committee of Creditors. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and R. Gregory Morgan; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland

THE FINOVA GROUP INC.

was designated by the Committee of Creditors. All directors are subject to reelection annually by the shareowners, without regard to their original designation.

FINOVA’s business is being operated under a 10-year Management Services Agreement with Leucadia. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Lawrence S. Hershfield).

Developments Since Emergence From Chapter 11

The September 11 terrorist attacks resulted in a tremendous loss of life and property and have significantly affected the U.S. and world economies. Some of FINOVA’s asset portfolios are concentrated within industries that have been adversely affected by these events, especially those operating in the transportation, resort and hotel industries. FINOVA has developed estimates of the impact these attacks will have on its portfolios, resulting in charges to provide additional loss reserves and to write down various owned assets.

Pursuant to the terms of the Credit Agreement, FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the Excess Cash Flow, as defined in the Credit Agreement. As a result, the Company paid Berkadia $700 million on October 9, 2001 and an additional $500 million on January 7, 2002. On February 7, 2002, with Berkadia’s consent, the Company made a voluntary prepayment of $500 million, reducing the loan balance to $3.9 billion. Loan repayments are unlikely to continue at this pace.

In December 2001, the Company completed a sale of certain leveraged leases in its transportation portfolio for approximately $125.2 million, which approximated the carrying amount at the time of sale. Previously, these assets had been classified as held for sale and written down by $100.8 million to their estimated sales price. The tax gain of $319 million realized from the sale was fully offset by the current year’s tax loss.

In a series of transactions during late 2001 and the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $89.7 million, which resulted in a $6.7 million gain. These assets had previously been classified as held for sale and their carrying amount was reduced in 2001 by $51.4 million.

B.    Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of Fresh-Start Reporting adjustments and the reserve for credit losses, measurement of impairment, selection of appropriate discount rates used in net present value calculations, determination of fair values of certain financial instruments for which there is not an active market, residual assumptions for leasing transactions, and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with 2001 presentation.

THE FINOVA GROUP INC.

Portfolio Policies

The following policies are considered by the Company to be among the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

The risk adjusted interest rates utilized in Fresh-Start Reporting are now considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment.

Assets Held for the Production of Income. Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost with adjustments for impairment, if any, recorded in operations. Depreciation of these assets is charged to operations over their estimated remaining useful lives. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate market rates to determine net present value.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or ability to hold to maturity. Assets held for sale are revalued at least quarterly at the lower of cost or market less anticipated selling expenses, with the adjustment, if any, recorded in current operations. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate market rates to determine net present value.

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest payments, in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) net present value of expected cash flows from the borrower, discounted at the original effective interest rate of the transaction or (b) net fair value of collateral. Accruing impaired loans are paying in accordance with the current modified loan agreement or have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

Impairment of Owned Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an owned asset is considered impaired if the undiscounted cash flows are less than the carrying amount of the asset. SFAS No. 144 provides several acceptable methods for measuring the amount of the impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate discount rate. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

Investments. The Company’s investments include debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities are designated as either (a) held to maturity, which are carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which are carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which are carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of shareowners’ equity.

Partnerships are accounted for under either the cost or equity method depending on the Company’s level of ownership in the investee. Under the equity method, the Company recognizes its share of income or losses of the partnership in the period in which they are earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

THE FINOVA GROUP INC.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment and the eventual outcomes may differ from the estimates.

Net Assets of Discontinued Operations. Upon emergence from chapter 11, the Company reclassified its net assets of discontinued operations to assets held for sale. This decision reflects management’s intention to manage all assets of the Company as one operating unit. These assets were reclassified at their then current net realizable values.

During the third quarter of 2000, FINOVA’s Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services businesses. As a result, the Company reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity, and cash flows of these discontinued operations were excluded from the respective captions in the consolidated balance sheet and statements of consolidated operations and cash flows presented. The net assets of discontinued operations represented reasonable estimates of the net realizable values of those businesses. These estimates were based on market conditions, interest rates and other factors that could differ significantly from actual results.

Nonaccruing Assets. Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as impaired even though the borrower is current on principal and interest payments.

Receivable Sales. In accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” subsequently amended by SFAS No. 140, when the Company sells receivables, it may retain subordinated interests, which are retained interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables is surrendered. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer. Active markets with quoted prices for retained interests generally do not exist. Therefore, the Company estimates fair value based on the present value of future estimated cash flows and key assumptions, i.e. net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

FINOVA’s retained interests in transferred receivables are generally treated as assets available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, in accordance with the Emerging Issues Task Force (“EITF”) Issues No. 99-20 “Reorganization of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets,” if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations. These retained interests are carried on the balance sheet within investments.

During the periods in which FINOVA had assets classified as discontinued operations, the transferred receivables that related to these operations were recorded within discontinued operations.

THE FINOVA GROUP INC.

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. These reserves are not established for assets held for sale, assets held for the production of income or other owned assets, including assets on operating leases and residuals, as these asset classes are subject to other accounting, which requires direct write down for impairment. The provision for credit losses is the charge to operations to increase the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product mix, size of the portfolio and current economic conditions. Impairment reserves are created if the carrying amount of the assets exceed the estimated recovery, which is measured by estimating the present value of expected future cash flows, market value or the fair value of collateral. This includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

Residual Values. FINOVA has a significant investment in residual values in its leasing portfolio. These residual values represent estimates of the value of leased assets at the end of contract terms and are initially recorded based upon appraisals or estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate.

Revenue Recognition. For loans and other financing contracts, earned income is recognized over the life of the contract, using the effective interest method.

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

Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield. As a result of FINOVA’s elimination of new business activities, no new origination fees are anticipated.

Original issue discounts are established when equity interests are received in connection with a funded loan and are based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield.

Fees received in connection with loan commitments, extensions, waivers and restructurings are recognized as income over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and performance is demonstrated to be resumed.

THE FINOVA GROUP INC.

General Corporate Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less from the time of purchase as cash equivalents. Cash and cash equivalents included short-term investments of $947.8 million and $644.0 million at December 31, 2001 and 2000, respectively.

Deferred Income Taxes. Deferred tax assets and liabilities are recorded for estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax law. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments. The Company does not currently have material derivative financial instruments. Historically, the Company used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used included interest rate swaps and, to a lesser extent, treasury locks, options, futures and swaptions, which were subject to hedge accounting determination.

Goodwill. As of December 31, 2001, FINOVA did not have any goodwill recorded in its financial statements. Historically, FINOVA amortized the excess of cost over the fair value of net assets acquired (“goodwill”) on a straight-line basis primarily over 20 to 25 years. Amortization totaled $1.6 million, $16.3 million and $16.1 million for the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999, respectively.

Upon emergence from chapter 11, the Company implemented Fresh-Start Reporting, which resulted in the charge-off of the remaining goodwill balance of $43.4 million. At December 31, 2000, management evaluated the impairment of goodwill, resulting in a charge-off of $193.3 million. Additionally, in connection with adjusting the discontinued businesses to net realizable value in September 2000, $107.3 million of goodwill was charged off and included in the loss on disposal of operations.

Foreign Currency. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 “Foreign Currency Translation.” The current exchange rate is used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of shareowners’ equity.

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” FINOVA implemented Fresh-Start Reporting upon emergence from chapter 11. This resulted in material adjustments to the historic carrying amounts of the Company’s assets and liabilities to record them at their current fair values. The resulting values were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be indicative of fair value.

The fair value adjustments to revenue accruing loans and financing leases will accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company’s policy is to suspend income accretion.

The fair value adjustment to the New Senior Notes will be amortized to interest expense over the life of the debt utilizing the effective interest method.

THE FINOVA GROUP INC.

As a result of Fresh-Start Reporting and the changes in the Company’s operations, the consolidated financial statements for the Company for the periods subsequent to August 31, 2001 (the “Reorganized Company”) will not be comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Furniture, Equipment and Leasehold Improvements. The Company’s general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment and adjustments, if any, are charged to current operations. During 2001, the Company determined various leasehold and other fixed assets to be permanently impaired as a result of rejecting a number of lease arrangements.

(Loss) Earnings Per Share. Basic (loss) earnings per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred securities or other contracts to issue stock were exercised or converted into common stock. These calculations are presented for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999 on the Statements of Consolidated Operations and are more fully discussed in Note N “(Loss) Earnings Per Share.”

As a result of the Plan, all stock incentive plans, outstanding stock options, stock appreciation rights and restricted stock were cancelled. Additionally, the convertible preferred securities were restructured in the reorganization and ceased to exist. As a result, the differences between basic (loss) earnings per share and diluted (loss) earnings per share were eliminated for the Reorganized Company.

Recently Issued Accounting Standards. In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133” (“SFAS 133”). On January 1, 2001, FINOVA adopted the provision of SFAS No. 133, as amended, which resulted in an immaterial impact on FINOVA’s consolidated results of operations and financial position.

During 2001, FASB issued SFAS No. 141, “Business Combinations,” No. 142, “Goodwill and Other Intangible Assets,” No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS Nos. 141 and 142 have no current impact on the Company. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends ARB No. 51, “Consolidated Financial Statements.”

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Reorganization of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which was effective for all fiscal quarters beginning after March 15, 2001. The provisions of this EITF are to be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions that involve contractual cash flows. The Company adopted the provisions in 2001, which resulted in an immaterial impact on its consolidated results of operations and financial position.

THE FINOVA GROUP INC.

Compensation and Benefit Policies

Pension and Other Benefits. Trusteed, noncontributory pension plans cover substantially all FINOVA employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

Other post-retirement benefit costs are recorded during the period the employees provide service to FINOVA. Post-retirement obligations are funded as benefits are paid.

Post-employment benefits are any benefits other than retirement benefits. Generally, FINOVA records post-employment benefit costs if payment of the benefits is probable and the amount of the benefits can be reasonably estimated.

Employees are covered by severance arrangements with the Company. Severance accruals are recorded when management has approved a formal plan of termination and communicated with the employee.

As of December 31, 2001, employees were also covered by retention plans approved by the Bankruptcy Court during the reorganization proceedings. The retention program ended in February 2002. The costs associated with the retention plans were charged to operations. The Company recorded $6.6 million, $12.2 million and $21.6 million in retention expense during the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

Savings Plan. FINOVA maintains The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Beginning in 2002, the employee may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. Prior to 2002, the employee could elect from 0% to 15% of taxable compensation. The Company’s matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions.

C.    Fresh-Start Reporting

In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted Fresh-Start Reporting upon emergence from chapter 11. The Company adopted Fresh-Start Reporting because, as a result of implementation of the Plan, holders of the Company’s existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company’s reorganization value at emergence was less than its post-petition liabilities and allowed claims. Fresh-Start Reporting resulted in material adjustments to the historical carrying amounts of the Company’s assets and liabilities. FINOVA’s gross assets are recorded at their reorganization value, which was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The New Senior Notes were recorded based upon the trading price of the New Senior Notes shortly after they were issued. The resulting shareowners’ equity value of $17.6 million at August 31, 2001, was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.

The adjustment of assets and liabilities to fair values resulted in a net charge to earnings of $62.9 million during the eight-month period ended August 31, 2001. This net charge to earnings was included in the net reorganization expense line on the Statement of Consolidated Operations.

THE FINOVA GROUP INC.

FRESH START BALANCE SHEET
(Dollars in thousands)
(Unaudited)

The effect of the Plan and the implementation of Fresh-Start Reporting on the Company’s balance sheet as of August 31, 2001 was as follows:

	Predecessor Company August 31, 2001		Reorganization Plan Adjustments		Reorganized Company (Before Fresh–Start)	Fresh-Start Adjustments			Reorganized Company August 31, 2001
ASSETS
Cash and cash equivalents		$3,623,751	$(2,715,926	)(a)(b)(c)	$907,825	$			$907,825
Financing Assets:
Loans and other financing contracts, net		6,371,233			6,371,233		(805,158	)(f)	5,566,075
Direct financing leases		458,892			458,892		(47,029	)(f)	411,863
Leveraged leases		221,122			221,122		(4,200	)(f)	216,922

Total financing assets		7,051,247			7,051,247		(856,387	)(f)	6,194,860
Less reserve for credit losses		(707,521)			(707,521)		451,197	(f)	(256,324)

Net financing assets		6,343,726			6,343,726		(405,190)		5,938,536

Other Financial Assets:
Assets held for sale		330,185	342,554	(c)	672,739		(6,530	)(f)	666,209
Operating leases		478,511			478,511		(132,398	)(f)	346,113
Investments		286,017	(2,791	)(a)(c)	283,226		(79,718	)(f)	203,508
Assets held for the production of income		262,771			262,771		(85,855	)(f)	176,916
Net assets of discontinued operations		322,558	(322,558	)(c)

Total other financial assets		1,680,042	17,205		1,697,247		(304,501)		1,392,746

Total Financial Assets		8,023,768	17,205		8,040,973		(709,691)		7,331,282
Other assets		156,923	17,475	(a)(c)(d)	174,398		(110,549	)(f)(g)	63,849
Goodwill, net of accumulated amortization		43,410			43,410		(43,410	)(g)

		$11,847,852	$(2,681,246)		$9,166,606		$(863,650)		$8,302,956

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Berkadia Loan	$		$5,600,000	(a)	$5,600,000	$			$5,600,000
Senior debt		10,993,901	(7,743,423	)(a)(b)	3,250,478		(771,339	)(f)	2,479,139

Total debt		10,993,901	(2,143,423)		8,850,478		(771,339)		8,079,139
Accounts payable and accrued expenses		651,344	(449,745	)(a)(b)(c)(d)	201,599		(5,361	)(f)	196,238
Deferred income taxes, net		34,055			34,055		(24,099	)(f)	9,956

Total Liabilities		11,679,300	(2,593,168)		9,086,132		(800,799)		8,285,333

Convertible Preferred Securities		111,550	(111,550	)(b)
Shareowners’ Equity:
Common stock		648	611	(e)	1,259				1,259
Additional capital		1,119,531	(611	)(e)	1,118,920		(1,102,020	)(f)	16,900
Accumulated deficit		(880,520)	26,327	(a)(b)(d)	(854,193)		854,193	(f)
Accumulated other comprehensive loss		(4,386)	(2,855	)(c)	(7,241)		7,241	(g)
Common stock in treasury		(178,271)			(178,271)		177,735	(f)	(536)

Total Shareowners’ Equity		57,002	23,472		80,474		(62,851)		17,623

		$11,847,852	$(2,681,246)		$9,166,606		$(863,650)		$8,302,956

THE FINOVA GROUP INC.

Notes to Fresh-Start Balance Sheet:

a)
Reflects the receipt of proceeds from the $5.6 billion Berkadia Loan, which was used together with cash on hand and the issuance of $3.25 billion of New Senior Notes to restructure the Company’s existing senior indebtedness and repay all accrued and unpaid pre-petition and post-petition interest. The restructuring of senior indebtedness included offsetting amounts owed of $51.4 million, which represented FINOVA cash held by various institutions exercising their right of offset.

b)
Holders of the TOPrS issued by FINOVA Finance Trust received (i) a cash payment equal to 52.5% of the liquidation preference attributable to TOPrS, (ii) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to TOPrS and (iii) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to TOPrS. As a result, FINOVA recorded a gain on discharge of indebtedness of $28.8 million. FINOVA’s subordinated debentures related to TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan.

c)
Upon emergence from chapter 11, the net assets of discontinued operations were reclassified into continuing operations and all former segments of the Company have been dissolved. This decision reflects management’s intention to manage all assets as one operating unit, with an emphasis on orderly collection of its portfolio.

d)
In connection with the Plan, the Company has rejected a number of lease agreements for its office space. Management is exploring alternative facilities for its operations and is in negotiation with some of its current landlords to determine whether acceptable concessions can be made for continued use of all or portions of the space at those facilities. FINOVA has written off $15.1 million in fixed assets and leasehold improvements related to offices that would be closed as a result of rejecting certain lease agreements. Additionally, FINOVA has accrued for potential lease damages associated with these rejected lease agreements.

e)
FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of the shares of FINOVA common stock outstanding after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

f)
Reflects the adjustments made to historical carrying amounts of assets, liabilities and shareowners’ equity to record them at fair value. The adjustment to assets totaled $863.7 million, of which $365.4 million will amortize into income over the life of the transactions, assuming the individual borrowers continue to pay their obligations according to contractual terms. The borrower’s obligation to make payments to the Company is not affected by this adjustment.

The adjustment to reduce the carrying amount of the New Senior Notes by $771.3 million represents a discount on the principal amount based upon the fair value of that obligation. This discount will be amortized to interest expense over the life of the New Senior Notes. Although the August 31, 2001 Reorganized Company balance sheet reflects the New Senior Notes at $2.48 billion, the Company’s repayment obligation is the principal amount of $3.25 billion.

g)
In accordance with Fresh-Start Reporting guidelines, certain assets, including goodwill and deferred debt origination costs were reduced to zero. Additionally, all unrealized equity items including foreign currency translation and unrealized gains and losses were reduced to zero and recognized through operations.

Net Reorganization Expense

Net reorganization expense for the eight months ended August 31, 2001 includes income and expenses recognized or incurred by FINOVA related to the reorganization. The components of net reorganization expense included fair value adjustments of assets and liabilities related to Fresh-Start Reporting ($62.9 million) and professional service and other fees ($26.0 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($42.4 million).

THE FINOVA GROUP INC.

D.    Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has to a lesser extent, other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). The following discussion provides a breakdown of the Company’s investment activities. At December 31, 2001 and 2000, the carrying amount of total financial assets was $6.5 billion and $11.9 billion (before reserve for credit losses), respectively.

In conjunction with Fresh-Start Reporting, the Company recorded a $709.7 million charge to the historic carrying amounts of its total financial assets to record them at their reorganization value. Reorganization value was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases and other assets. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The charge was comprised of a $365.4 million adjustment to financing assets that was to accrete into interest income over the life of the transactions, assuming the individual borrowers continue to pay their obligations according to contractual terms and a $344.3 million permanent write down to other financial assets (such as operating leases, investments and assets held for sale and the production of income). At December 31, 2001, the Company suspended the accretion on $151.3 million due to the underlying assets being classified as nonaccruing.

Diversification of Credit Risk

The following table provides the percentage composition of FINOVA's total financial assets (before reserve for credit losses):

	Percent of Total Carrying Amount
	2001	2000
Resort	22.6	15.5
Transportation	16.1	22.1
Franchise	11.6	7.8
Rediscount	11.5	10.3
Specialty Real Estate	10.0	6.0
Healthcare	8.8	7.3
Communications	5.6	6.4
Commercial Equipment	5.1	4.4
Corporate Finance	2.9	9.8
Mezzanine Capital	1.9	3.1
Public	1.4	1.5
Investment Alliance	1.1	1.0
Realty Capital		3.6
Other	1.4	1.2

	100.0	100.0

As indicated in the table above, FINOVA's total financial assets are concentrated in several specialized industries and accordingly, are subject to normal lending risk of general economic downturns and additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed

THE FINOVA GROUP INC.

multiple financial transactions with individual borrowers and their affiliates, resulting in an increased total exposure to that borrower beyond the typical transaction size and increased concentration risk to economic events affecting the industries of such borrowers and their affiliates. Several of the Company's portfolios including resort, transportation and rediscount have exposures exceeding $100 million. At December 31, 2001, the carrying value of the Company's top ten aggregate exposures to borrowers and their affiliates totaled approximately $1.1 billion and represented 16.8% of total financial assets (before reserves).

At December 31, 2001, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	9	5	4	13
Boeing 727	40	9	31	25
Boeing 737	36	36		18
Boeing 747	14	8	6	20
Boeing 757	9	9		9
Boeing 767	1	1		15
DC 8 and DC 9	40	35	5	28
DC 10	21	9	12	23
L1011	1	1		27
MD series	31	31		16
Regional jets and turbo aircraft	60	52	8	11

Total	262	196	66	19

At December 31, 2001, 117 aircraft with a carrying value of $550.4 million were operated by U.S. domiciled carriers and 82 aircraft with a carrying value of $355.7 million were operated by foreign carriers. Additionally, 63 aircraft with a carrying value of $107.9 million represented off-lease assets classified as held for the production of income, which were parked at various storage facilities in the United States and Europe. These aircraft are periodically placed on rental agreements in which payments are based on the usage of the aircraft, commonly known as a power-by-the-hour agreement. Often there is no minimum rental due and future cash flows are difficult to project. FINOVA’s railroad portfolio (all with counterparties located in the United States) and other transportation equipment had a carrying value of $27.6 million.

At December 31, 2001, financial assets in the resort portfolio ($1.5 billion) were secured by properties concentrated in Florida, Nevada, Arizona and Hawaii, representing approximately 19.8%, 16.7%, 14.6% and 11.6%, respectively, of the total portfolio.

At December 31, 2001, the rediscount portfolio ($742.8 million) was geographically concentrated in Texas, South Carolina and Florida, representing 20.4%, 19.9% and 11.7%, respectively, of the total portfolio. The rediscount portfolio’s customer base is primarily concentrated within the subprime automobile and direct consumer loan industries, which represented 43.1% and 49.7% of the total portfolio, respectively.

All other geographic concentrations within the resort and rediscount portfolios were below 10% of each portfolio’s total exposure.

THE FINOVA GROUP INC.

Contractual Maturity of Financing Assets

The following table presents the contractual maturities of the Company’s portfolio of financing assets (excluding estimated residual values of $468.9 million and unearned income relating to leasing transactions of $470.0 million) at December 31, 2001. This information should not be regarded as the Company’s projection of cash flows. Actual cash flows are likely to be materially different.

	2002	2003	2004	2005	2006	Thereafter
Loans and other financing contracts:
Fixed interest rate	$319,210	$281,784	$272,833	$197,964	$204,641	$669,004
Floating interest rate	957,842	704,020	755,190	476,732	96,120	85,086
Leases, primarily at fixed interest rate:
Leveraged leases	3,015	3,177	4,348	8,190	7,223	70,668
Direct financing leases	62,128	51,759	43,672	33,699	33,436	231,482

	$1,342,195	$1,040,740	$1,076,043	$716,585	$341,420	$1,056,240

Financing Assets

Loans and other financing contracts, excluding certain other contracts classified as held for sale at December 31, consisted of the following:

	2001	2000
Receivables	$5,481,574	$8,303,515
Accrued interest	117,255	109,104
Unearned income	(578,403)	(576,921)

Total loans and other financing contracts, net	$5,020,426	$7,835,698

FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans and leases with floating interest rates was $3.2 billion and $4.6 billion at December 31, 2001 and 2000, respectively.

Income earned from financial transactions with floating interest rates was approximately $93.2 million, $293.3 million, $505 million and $356 million for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999, respectively. Adjustments resulting from changes in interest rates can have a significant effect on income earned from financing transactions.

Direct financing leases at December 31, consisted of the following:

	2001	2000
Rental receivables	$456,176	$674,890
Estimated residual values	119,210	148,926
Unearned income	(220,428)	(266,345)

Total direct financing leases	$354,958	$557,471

THE FINOVA GROUP INC.

Leveraged leases at December 31, (excluding transportation leveraged leases classified as assets held for sale as of June 2001) consisted of the following:

	2001	2000
Rental receivables	$941,644	$2,991,130
Principal and interest payable on nonrecourse debt	(845,023)	(2,563,081)

Net rental receivables	96,621	428,049
Estimated residual values	349,718	874,334
Unearned income	(249,526)	(498,802)

Investment in leveraged leases	196,813	803,581
Less deferred taxes from leveraged leases	(136,055)	(483,319)

Net investment in leveraged leases	$60,758	$320,262

The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses were as follows:

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
			2000	1999
Lease and other income, net	$2,999	$6,587	$46,251	$60,936
Income tax expense	1,223	2,733	16,832	24,136

At December 31, 2001, FINOVA had unfunded customer commitments of approximately $1.1 billion compared to $2.7 billion at December 31, 2000. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty how much of the commitments will be funded. Historically, in the aggregate, actual funding has been significantly below the commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. In the event of a contractual customer default, FINOVA typically has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications and waivers.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with the adjustment, if any, recorded in operations. During 2000, the Company designated loans generated by its realty capital portfolio as being held for sale and recorded a loss of $43.2 million to write down the assets to their net estimated sales price. An additional loss of $5.1 million was recorded during the first quarter of 2001. In July 2001, substantially all of the realty capital assets were sold with no additional gain or loss.

During the second quarter of 2001, the Company designated leveraged leases in its transportation portfolio as being held for sale and recorded a loss of $198.1 million to write down the assets to their estimated net sales price. In August 2001, prior to Fresh-Start Reporting, an additional charge of $74.0 million was recorded due to continued weakening in the airline industry. The negative impact of the events of September 11 resulted in an additional $67.6 million charge. In December 2001, the Company completed a sale of certain of these leveraged leases for approximately $125.2 million, which approximated the carrying amount at the time of sale. The sale resulted in a tax gain of $319 million which was fully offset by the current year’s tax loss. Leveraged leases with a net carrying amount of $98.7 million continue to be classified as held for sale.

THE FINOVA GROUP INC.

In connection with the reorganization of the Company, the remaining assets of the corporate finance portfolio were designated as held for sale. The assets were previously recorded as discontinued operations and were therefore recorded at estimated net realizable value.

During the fourth quarter of 2001, the Company designated its investment alliance portfolio as being held for sale. A loss of $51.4 million was recorded to write down the assets to their fair value in conjunction with Fresh-Start Reporting. In a series of transactions during late 2001 and the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $89.7 million, resulting in a $6.7 million gain.

The following table presents the balances and changes in FINOVA’s assets held for sale:

As of December 31, 1999 (Predecessor Company)	$
Assets reclassified to held for sale		465,165
Markdown to estimated sales price		(43,209)

As of December 31, 2000 (Predecessor Company)		421,956
Assets reclassified to held for sale		912,225
Markdown to estimated sales price		(277,213)
Runoff (amortization and prepayments), net of fundings		(87,460)
Sale of assets		(303,299)

As of August 31, 2001 (Reorganized Company)		666,209
Assets reclassified to held for sale		113,851
Markdown to estimated sales price		(90,045)
Runoff (amortization and prepayments), net of fundings		(137,320)
Sale of assets		(132,670)

As of December 31, 2001 (Reorganized Company)		$420,025

Operating leases at December 31, consisted of the following:

	2001	2000
Cost of assets	$319,480	$711,835
Accumulated depreciation	(128,555)	(150,137)

Total operating leases	$190,925	$561,698

Future minimum rentals on noncancellable operating leases are $126.0 million in the aggregate and for each of the next five years are $42.2 million, $32.6 million, $18.5 million, $11.9 million and $5.9 million.

Assets held for the production of income at December 31, consisted of the following types of assets:

	2001	2000
Aircraft	$124,336	$231,249
Real estate	20,250
Equipment	7,286	3,921

Total assets held for the production of income	$151,872	$235,170

Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost, with adjustments for impairment, if any, recorded in operations. These assets are generally depreciated over their remaining useful lives.

THE FINOVA GROUP INC.

Investments at December 31, consisted of the following:

	2001	2000
Available for sale:
Partnership interests	$12,931	$135,284
Equity securities	37,463	94,418
Debt securities	4,093

Total available for sale	54,487	229,702

Held to maturity debt securities	3,413
Trading debt securities	58,845	56,232

Total investments	$116,745	$285,934

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

Net unrealized holding gains were $7.0 million and $15.2 million at December 31, 2001 and 2000, respectively. The net unrealized holding gains at December 31, 2000 were net of a deferred tax liability of $8.1 million, while no liability was established in 2001 due to the Company’s current tax situation. The decline in the unrealized holding gains during 2001 was primarily due to the realization of gains through the sale of certain investment securities and the implementation of Fresh-Start Reporting, which resulted in the adjustment of assets to fair value through current operations. Net gains of $6.1 million, $43.3 million and $57.4 million were recognized on sales of marketable investments for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

Held to maturity investments are comprised of certificates of deposit with maturities of less than one year.

Investments classified as trading are comprised exclusively of assets held in trust for nonqualified compensation plans. The Company’s investments in trading securities are marked to market on a quarterly basis through current operations. In the first quarter of 2002, the Company liquidated substantially all assets of the trust. See Note I “Pension and Other Benefits” for a further discussion.

E.    Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
			2000	1999
Balance, beginning of period	$256,324	$578,750	$178,266	$141,579
Provision for credit losses	777,500	230,772	643,000	22,390
Write-offs	(35,877)	(558,052)	(240,655)	(24,422)
Recoveries	21,729	4,964	1,018	1,830
Acquisitions and other	202	(110)	(2,879)	36,889

Balance, end of period	$1,019,878	$256,324	$578,750	$178,266

THE FINOVA GROUP INC.

An analysis of nonaccruing assets included in total financial assets at December 31 is as follows:

	2001	2000
Contracts	$1,817,369	$1,374,681
Repossessed assets	25,236	32,858

Total nonaccruing assets	$1,842,605	$1,407,539

Nonaccruing assets as a percentage of total financial assets (before reserves)	28.6%	11.9%

In addition to the repossessed assets included in the table above, FINOVA had accruing repossessed assets with a total carrying amount of $40.9 million at December 31, 2000. FINOVA had no accruing repossessed assets at December 31, 2001. The Company earned income of $1.8 million and $5.2 million during 2001 and 2000, respectively on accruing repossessed assets.

Had all nonaccruing assets outstanding at December 31, 2001, 2000 and 1999 remained accruing, pre-tax income earned would have increased by approximately $168.0 million, $59.9 million and $25.7 million, respectively.

A summary of the reserve for credit losses by impaired and other is as follows:

	2001	2000
Reserves on impaired assets	$636,661	$248,234
Other reserves	383,217	330,516

Reserve for credit losses	$1,019,878	$578,750

At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The Company has established impairment reserves of $636.7 million related to $1.7 billion of impaired loans. At December 31, 2000, the total amount of impaired loans was $1.6 billion, of which $239.4 million were revenue accruing. The impairment reserve at December 31, 2000 totaled $248.2 million related to $731.7 million of impaired loans.

As the U.S. economy has continued to weaken, the level of impaired and nonaccruing assets has increased. The Company’s reserve for credit losses represents FINOVA’s estimate of losses inherent in its portfolio. On a periodic basis, the Company performs detailed portfolio reviews to identify impaired assets, measure the amount of such impairment and estimate inherent losses on assets that are not impaired, SFAS No. 114 defines impaired assets as those not expected to perform in accordance with contractual terms and specifies the measurement of impairment on the basis of present value of expected future cash flows discounted at the loan’s effective interest rate or on a loan’s observable market price.

In connection with Fresh-Start Reporting, the Company adjusted the carrying value of its portfolio to fair value based on expected cash flows using current risk adjusted interest rates and impaired assets were written down by the amount of impaired reserves. The remaining $256.3 million reserve for credit losses represented management’s estimate of losses inherent in the portfolio.

The terrorist attacks of September 11 had a significant impact on FINOVA’s asset portfolios. During the third quarter of 2001, FINOVA developed estimates of the impact these attacks could have on its portfolios, resulting in charges to provide for additional loss reserves of $634.1 million. These charges related primarily to FINOVA’s transportation, resort and hotel portfolio and included additional reserves related to all other portfolios. At September 30, 2001, FINOVA’s reserve for credit losses was $863.5 million.

THE FINOVA GROUP INC.

Prior to September 11, the general economic downturn had caused airlines and cargo carriers to ground or restrict the use of older, less efficient aircraft. The events of September 11 accelerated this trend and increased the glut of used aircraft, resulting in significantly reduced values. The Company’s transportation portfolio consists predominantly of used aircraft, and its ability to place returned aircraft with new carriers or liquidate aircraft returned in lieu of payment has diminished significantly. An increasing number of FINOVA’s customers are experiencing difficulties in making payments and are either pursuing reductions in payment obligations or returning aircraft. As a result, FINOVA’s inventory of returned aircraft continues to grow. During the third quarter of 2001, the Company recorded charges of $367.8 million to increase reserves for inherent losses expected to be realized in its transportation portfolio as a result of these events.

The charges to FINOVA’s transportation portfolio were based on a detailed analysis of each aircraft. The critical factors considered included the type of carrier, age of the aircraft, number of aircraft by type in FINOVA’s portfolio, operating efficiency of each type and the Company’s view of the overall industry capacity to absorb these aircraft. The Company considered current trends and the financial stability of its customer base to assess the likelihood of aircraft being returned to FINOVA and the necessity to provide concessions in the form of reduced payments to keep the aircraft operating.

Based on the Company’s assessment of its portfolio, customer base and the industry, anticipated future cash flows were estimated on each aircraft. These estimates took into account the likelihood of aircraft being returned, anticipated reductions in cash flows from customers, timing of returning off-lease aircraft back into service, costs to place parked aircraft back into service and the potential necessity to scrap certain classes of aircraft. Aircraft values were estimated on the basis of current market information, the glut of aircraft currently in the marketplace and the continuing negative effect resulting from the events of September 11.

The estimated cash flows were discounted at risk adjusted interest rates to measure impairment for loans in accordance with SFAS No. 114.

The predictability of aircraft values and cash flows has been made more difficult by the events of September 11 and the current state of the aircraft industry. The estimated cash flows are subject to many external factors beyond the Company’s control and as a result, there is an increased likelihood that the actual results could materially differ from those included within the financial statements.

The charge relating to FINOVA’s resort and hotel portfolios was estimated using current market information and assumed risk factors specific to those portfolios. These factors included the financial ability of individual borrowers/developers to withstand a prolonged reduction in revenues, the geographic location of each resort/hotel and the development status of each project. The portfolios were stratified by risk factors and assumed loss ratios were determined based upon management’s evaluation of all relevant conditions. As a result, the Company recorded third quarter charges related to these events of $121 million.

In all other FINOVA portfolios, the Company anticipates an increase in the level of problem accounts as a result of the events of September 11 and the weakening of the general economy. Additional third quarter charges of $145.3 million were recorded to reserve for inherent losses expected in these portfolios.

FINOVA increased its reserve for credit losses to $1.0 billion at December 31, 2001. The determination of these reserves resulted from an updated detailed evaluation of its portfolios to determine current levels of impaired assets, the amount of such impairment and an updated estimate of losses inherent in assets that currently are not deemed impaired. This evaluation resulted in refinements to previously calculated reserves, reallocation of reserves between asset portfolios and the creation of additional reserves through provision for credit losses.

THE FINOVA GROUP INC.

F.    Receivable Sales

Commercial Equipment.    In the second quarter of 2000, the Company completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. The structure of the transaction included a 364-day commitment to sell at FINOVA’s option up to $375 million of receivables on a revolving basis. The Company also receives annual servicing fees approximating 50 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment and interest rate risks on the transferred financial assets.

At sale dates, the Company recognized a total pre-tax gain of $0.2 million. In the determination of the gain, the Company assumed an annual prepayment rate of 6.0%, weighted average life of approximately 3.5 years, an annual net credit loss rate of 1.5%, delinquencies of 5.0% and a discount rate of 15%.

On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its then-existing outstanding bank and bond debt, which constituted an event of default and a cross default under substantially all of FINOVA Capital’s then-existing bank and bond indebtedness. The debt default triggered a cross default under this sale and servicing agreement. As a result, the revolving feature was terminated, the structure went into rapid amortization and FINOVA was required to obtain a backup servicer in the event that FINOVA would not be able to perform its servicing duties. The backup servicer was retained in the first quarter of 2001. Rapid amortization results in all cash received from the collection of receivables being applied first to investors’ interests before any cash is remitted to the Company to apply against its retained interests.

During 2001, retained interests in this structure were adjusted to their estimated fair value, resulting in a $16.9 million markdown to the retained interest.

At December 31, 2001 and 2000, the outstanding balance of the sold receivables totaled $143.7 million and $267.7 million, respectively. A revaluation of the retained interest resulted in a $0.9 million unrealized holding gain based on the following revised assumptions: an annual prepayment rate of 7.6%, weighted average life of approximately 2.3 years, an annual net credit loss rate of 3.2%, delinquencies of 33.0%, and a discount rate of 17.0%. The unrealized holding gain is included in other comprehensive income. The retained interests had an estimated fair value, net of the valuation adjustment, totaling $4.1 million and $25.6 million at December 31, 2001 and 2000, respectively, and are included in investments.

In connection with the retained interests, a hypothetical analysis was performed to determine the impact of a 10% and 20% adverse change in any individual assumption from the expected levels. Based on this analysis, a 10% and 20% adverse change in the level of prepayments would result in a $0.2 million and $0.5 million reduction in its value, respectively. A 10% and 20% adverse change in the level of net credit losses would result in a $0.1 million and $0.2 million reduction in its value, respectively. A 10% and 20% adverse change in the level of delinquencies would result in a $0.07 million and $0.2 million reduction in its value, respectively. A 10% and 20% adverse change in the discount rate would result in a $0.2 million and $0.4 million reduction in its value, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

THE FINOVA GROUP INC.

Corporate Finance (included in discontinued operations). In the third quarter of 2000, FINOVA’s corporate finance division sold $827 million of loans, on a revolving basis. Cash proceeds to FINOVA aggregated approximately $475 million. The Company also received annual servicing fees approximating 200 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to the investors’ interests. The value of the retained interests is subject to credit, prepayment and interest rate risks on the transferred financial assets.

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

Franchise. Previously in 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. As of December 31, 2001 and 2000, the outstanding balance of the sold loans totaled $104.8 million and $116.8 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2001 and 2000, the Company continued to service these assets and held subordinated interests totaling $0.04 million and $8.2 million, respectively. During 2001, the retained interest was marked down to its fair value, resulting in a charge of $7.5 million. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

G.    Debt

As of December 31, the Company’s total debt outstanding was as follows:

		2001	2000
Berkadia Loan		$4,900,000	$
Senior debt—Reorganized Company:
Principal amount due at maturity	$3,250,478
Discount for Fresh-Start Reporting	(761,396)	2,489,082

Senior debt—Predecessor Company:
Commercial paper				4,690,990
Senior notes				4,172,112
Medium term notes				2,128,772
Nonrecourse installment notes				5,813

Total debt		$7,389,082		$10,997,687

Upon emergence from bankruptcy, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of New Senior Notes to restructure the Company’s pre-emergence indebtedness (including TOPrS), and repay all accrued and unpaid pre-petition and post-petition interest. The Berkadia Loan has a first priority lien on substantially all of FINOVA’s assets, including all of its subsidiaries, and the holders of New Senior Notes have a second priority lien on those assets.

THE FINOVA GROUP INC.

The terms of the Berkadia Credit Agreement permit the Company to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125% of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter and (f) such other reserves as are necessary in the Company’s good faith judgment and as approved in advance by Berkadia for the operations of the Company. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia $700 million on October 9, 2001 and an additional $500 million on January 7, 2002. On February 7, 2002, with Berkadia’s consent, the Company made a voluntary prepayment of $500 million, reducing the loan balance to $3.9 billion. Loan repayments are unlikely to continue at this pace.

The terms of the Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the loan balance of not less than 1.25 to 1. As of December 31, 2001, the Company’s Collateral Value totaled $6.5 billion, resulting in a ratio of 1.33 to 1.

The Berkadia Loan matures on August 20, 2006 and bears interest, payable monthly at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. The weighted average rate under the agreement for the four- month period ended December 31, 2001 was 5.0%. Principal is payable from available cash. All outstanding principal and accrued and unpaid interest is payable at maturity. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Berkadia Loan.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are due prior to maturity only after the Berkadia Loan has been paid in full, and is payable out of available cash after establishment of cash reserves as defined in the Indenture. The Indenture has no financial covenants, except for the requirement to use available cash as described above.

Because virtually all of the Company’s assets are pledged to secure the obligations under the Berkadia Loan and Intercompany Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregated amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company’s debts, if necessary. These restrictions also apply to the shareowner payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common shareowners in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $100 million (as that amount may be reduced to reflect a decrease in the principal amount of New Senior Notes outstanding as a result of repurchases by FINOVA) and five percent (5%) of such remaining available cash will be used for distributions to and/or repurchases of stock from common shareowners, if those payments can be made to shareowners, as noted above. Contingent interest payments will terminate in 2016. FINOVA’s obligation to make the contingent interest payments is not secured.

FINOVA’s obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Note.

The New Senior Notes are reflected in the Company’s Consolidated Balance Sheet net of a $761.4 million unamortized discount. The book value of the New Senior Notes is scheduled to increase over time to the principal amount due at maturity through the amortization of the discount as interest expense. For the four months ended December 31, 2001, the Company recorded $9.9 million of amortization related to the discount, resulting in an effective interest rate of 10.8%. The Company’s obligation is to pay the full $3.25 billion principal amount of the New Senior Notes at maturity in 2009.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity and the related 5% distribution to common shareowners or to make any contingent interest payments. The Company has a negative net worth of $1.1 billion as of December 31, 2001 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company’s debt and equity securities involves a high level of risk to the investor.

H.    Derivative Financial Instruments

During 2001, substantially all of FINOVA’s interest rate swaps were terminated as a result of the Company’s chapter 11 filing. In accordance with the Company’s various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due by the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Historically, FINOVA used derivative instruments to minimize its exposure to fluctuations in interest rates, reduce debt expense and lock funding costs over predetermined periods of time. FINOVA attempted to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA diversified its borrowing sources (short- and long-term debt with a fixed or a variable rate) and sought to maintain a portfolio that was match funded. FINOVA’s matched funding policy generally required that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. As a result of the termination of substantially all FINOVA interest rate swaps, the Company’s assets and liabilities are no longer match funded.

THE FINOVA GROUP INC.

At December 31, 2001, the Company had two outstanding interest rate conversion agreements with notional principal amounts totaling $204.0 million to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 7.42% to 7.58% in return for receipts calculated on the same notional amounts at floating interest rates.

At December 31, 2000, FINOVA Capital had outstanding interest rate conversion agreements with notional principal amounts totaling approximately $1.7 billion. Agreements with notional principal amounts of $100 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 6.67% to 6.73% in return for receipts calculated on the same notional amounts at floating interest rates. Agreements with notional principal amounts of $1.63 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They required interest payments on the stated principal amount at the three-month or six-month London interbank offered rates (“LIBOR”) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.70% to 7.40%. FINOVA also entered into a fixed-rate foreign currency-denominated borrowing (Japanese Yen (“JPY”) 5 billion) maturing in 2002. Two derivatives were associated with this borrowing, a receive fixed rate swap (JPY 5 billion) versus three-month JPY LIBOR and a cross-currency basis swap, converting JPY LIBOR to US Dollar (“USD”) LIBOR. The receive side of the basis swap had a notional amount of JPY 5 billion paying three-month JPY LIBOR and the pay side had a notional amount of USD $43.6 million paying three-month USD LIBOR.

I.    Pension and Other Benefits

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. Post retirement health benefits are any benefits other than retirement benefits and are recorded at the time employees leave active service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. Post retirement benefits are funded as benefits are paid.

Change in Benefit Obligations

	Pension benefits		Post retirement health benefits
	2001	2000	2001	2000
Benefit obligation, beginning of year	$32,547	$29,865	$3,383	$5,352
Service cost	2,346	3,145	293	341
Interest cost	2,421	2,110	218	210
Curtailment gain		(2,745)		(519)
Actuarial loss/(gain)	1,483	1,364	(767)	(1,744)
Benefits paid	(1,357)	(1,192)	(517)	(257)

Benefit obligation, end of year (1)	$37,440	$32,547	$2,610	$3,383

(1)
The Company’s benefit obligation excludes $20.0 million and $16.9 million at December 31, 2001 and 2000, respectively, representing the Company’s obligation related to an unfunded nonqualified supplemental retirement plan (the “SERP”) for certain highly compensated employees. The Company terminated the SERP plan in December 2001 and paid a lump-sum distribution to participants during the first quarter of 2002, upon their acceptance of an amendment and release. As of December 31, 2001, the Company had accrued for all costs associated with this termination.

Previously, the Company established a Rabbi Trust to hold investments for nonqualified compensation plans, including SERP. At December 31, 2001, the trust assets totaled $58.8 million. In conjunction with the termination of the SERP and all other nonqualified compensation plans, the trust was liquidated and all excess cash was returned to FINOVA for use in funding operations.

THE FINOVA GROUP INC.

Change in Qualified Plan Assets

	Pension benefits		Post retirement health benefits
	2001	2000	2001		2000
Fair value of plan assets, beginning of year	$29,457	$34,225	$		$
Actual return on plan assets	(2,552)	(3,577)
Employer contributions				517		257
Benefits paid	(1,357)	(1,191)		(517)		(257)

Fair value of plan assets, end of year (1)	$25,548	$29,457	$		$

(1)	Plan assets include 90,348 shares of FINOVA stock which had a fair value of approximately $55 and $90 thousand at December 31, 2001 and 2000, respectively.

Funded Status of Plan

	Pension benefits		Post retirement health benefits
	2001	2000	2001	2000
Plan assets less than benefit obligation	$(11,892)	$(3,090)	$(2,610)	$(3,383)
Unrecognized net loss (gain)	3,861	4,438	324	(2,574)
Unrecognized prior service cost		(991)		647
Unrecognized net (obligation) asset		(20)		607

Net amount recognized	$(8,031)	$337	$(2,286)	$(4,703)

In accordance with the implementation of Fresh-Start Reporting, FINOVA recorded an additional $10.8 million liability to reflect its benefit obligations, including the noncontributory pension plan, the SERP and the post retirement health benefits, at fair value. This adjustment to the liability was charged to reorganization expense in the statement of consolidated operations.

Weighted Average Assumptions Used

	Pension benefits			Post retirement health benefits
	2001	2000	1999	2001	2000	1999
Discount rate	6.75%	7.25%	7.50%	6.75%	7.50%	7.50%
Expected long term rate of return on plan assets	9.00%	9.50%	9.50%	n/a	n/a	n/a
Rate of increase in future compensation levels	3.25%	3.75%	4.00%	n/a	n/a	n/a
Current year’s rate—pre-65	n/a	n/a	n/a	10.00%	5.00%	5.00%
Current year’s rate—post-65	n/a	n/a	n/a	12.00%	5.00%	5.00%
Ultimate year’s rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Ultimate year	n/a	n/a	n/a	2007	2000	2000

As a result of the significant increase in medical costs, FINOVA increased the medical trend rate from its historical rate of 5% to 10% for retirees under 65 and 12% for retirees over 65. It is not anticipated that this increase in medical costs will continue; therefore, the trend rate was gradually decreased to 5% (the ultimate year’s rate) by the year 2007 (the ultimate year).

THE FINOVA GROUP INC.

Components of Net Periodic Benefit Cost

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
Pension benefits:			2000	1999
Service cost	$580	$1,766	$3,145	$2,815
Interest cost	800	1,621	2,110	1,829
Expected return on plan assets	(810)	(1,876)	(2,813)	(2,471)
Recognized net actuarial loss				47
Amortization of prior service cost		(85)	(128)	(128)
Amortization of transition asset		(14)	(62)	(62)

Net periodic benefit cost	570	1,412	2,252	2,030
SFAS 88 credits			(3,162)

Total benefit cost	$570	$1,412	$(910)	$2,030

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
Post retirement health benefits:			2000	1999
Service cost	$40	$253	$341	$459
Interest cost	50	168	210	293
Recognized net actuarial gain		(97)	(152)	(39)
Amortization of prior service cost		46	66	66
Amortization of transition obligation		51	72	72

Net periodic benefit cost	90	421	537	851
SFAS 88 charges			10

Total benefit cost	$90	$421	$547	$851

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$13	$(12)
Effect on post retirement benefit obligation	121	(115)

THE FINOVA GROUP INC.

J.    Income Taxes

The consolidated income tax expense (benefit) consisted of the following for the periods ended:

	Reorganized Company Four Months Ended Dec. 31, 2001		Predecessor Company
			Eight Months Ended Aug. 31, 2001		Years Ended December 31,
					2000	1999
Current:
United States:
Federal	$		$		$(19,696)	$7,493
State		(1,580)		(815)	784	(612)
Foreign					11,043	4,637

		(1,580)		(815)	(7,869)	11,518

Deferred:
United States:
Federal					(189,634)	101,550
State		1,580		815	(14,237)	20,781
Foreign		792		(2,765)	(1,433)	4,467

		2,372		(1,950)	(205,304)	126,798

Income tax expense (benefit)		$792		$(2,765)	$(213,173)	$138,316

During the four months ended December 31, 2001, the Company received net income tax refunds of approximately $1.6 million. Net income taxes paid for the eight months ended August 31, 2001 were approximately $5.7 million and net income taxes paid were $0 and $6 million for the years ended December 31, 2000 and 1999, respectively.

The federal statutory income tax rate applied to (loss) income before taxes is reconciled to the effective income tax rate as follows:

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
			2000	1999
Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State income taxes	(2.8)	(2.4)	(2.7)	3.6
Foreign tax effects	0.7	1.3
Valuation allowance	37.2	35.0	7.5
Municipal and ESOP income	(0.1)	(0.3)	(0.6)	(1.3)
Non-deductible goodwill		0.8	2.3
Other	0.1	0.2	0.3	1.1

Expense (benefit) for income taxes	0.1%	(0.4)%	(28.2)%	38.4%

THE FINOVA GROUP INC.

The significant components of deferred tax liabilities and deferred tax assets at December 31 consisted of the following:

	2001	2000
Deferred tax liabilities:
Deferred income from leveraged leases	$309,090	$558,400
Deferred income from lease financing	3,526	146,645
Other comprehensive income		7,942
Deferred acquisition costs		15,099
Foreign taxes		14,495
Other	15,384	11,329

Gross deferred tax liability	328,000	753,910

Deferred tax assets:
Reserve for credit losses	557,224	263,107
Goodwill	29,558	55,381
Alternative minimum tax		55,516
Net operating loss carryforward	21,781	185,079
Basis difference in loans/investments	283,478	66,090
Basis difference in debt	60,938
Basis difference in owned assets	81,997
Foreign taxes	11,057
Accrued expenses	16,375	6,568
Discontinued operations		145,303
Other	13,019	25,445

Gross deferred tax asset	1,075,427	802,489
Valuation allowance	(759,784)	(97,781)

Net deferred tax asset	315,643	704,708

Net deferred tax liability	$12,357	$49,202

The effective income tax rates for the four months ended December 31, 2001 and the eight months ended August 31, 2001 were 0.1% expense and 0.4% benefit, respectively, compared to 28.2% benefit and 38.4% expense in 2000 and 1999, respectively for continuing operations. The effective income tax rate for discontinued operations for the eight months ended August 31, 2001 was 9.95% expense compared to 30% benefit in 2000 and 40% benefit in 1999. The lower rates in 2001 were due to the possibility that the Company would not be able to utilize all of the deferred tax assets created during the year to reduce federal or state tax liabilities in future years. The reasons the Company may not be able to utilize all the deferred tax assets created during the year include: a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns; uncertainty about the amount of future earnings; and uncertainty about the timing of the reversal of deferred tax liabilities.

Management has concluded based on available data that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company’s ability to utilize net operating loss (“NOL”) carryforwards and built in losses following the ownership change. However, pursuant to the “Section 382(I)(5) bankruptcy exception,” provided the Company’s reorganization resulted in the ownership of 50% or more of the Company’s stock by “qualifying creditors” and pre-change shareowners, the general limitations imposed by Section 382 will not apply. If the Section 382(I)(5) bankruptcy exception applies and the Company undergoes another ownership change within two years after the ownership change resulting from its chapter 11

THE FINOVA GROUP INC.

reorganization, the Company would not be entitled to utilize any NOL carryforward or built in losses that accrued prior to such subsequent ownership change, to offset taxable income earned following such ownership change.

The Company estimates for its tax year ended December 31, 2001 it will be able to utilize a significant amount of its NOL carryforwards and alternative minimum tax credits to offset the recognition of taxable income from cancellation of debt (“COD”) under Section 108 of the Internal Revenue Code of 1986 (the “Tax Code”). Under this Section, the Company will recognize approximately $800 million of COD income. Should the amount of COD exceed the sum of NOL carryforwards, current year NOLs and other tax credits, then the Tax Code provides that such excess be applied to reduce the tax basis of the Company’s assets. Based on current estimates, the Company does not expect that it will have to reduce the tax basis of its assets. As of December 31, 2001, the Company generated approximately $68.5 million of NOLs related to foreign operations with expiration periods beginning in 2008 including some NOLs with an indefinite expiration period.

K.    Convertible Preferred Securities

FINOVA Finance Trust, a subsidiary trust sponsored and wholly owned by FINOVA, was one of the entities that filed a voluntary petition for protection from creditors pursuant to chapter 11 on March 7, 2001. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001. Holders of the 5½% Convertible Trust Originated Preferred Securities (the “Preferred Securities” or the “TOPrS”) issued by FINOVA Finance Trust received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). As a result, FINOVA recorded an extraordinary gain of $28.8 million. The Convertible Subordinated debentures (the “Debentures”) related to the TOPrS have been cancelled and FINOVA Finance Trust has been dissolved.

In December 1996, FINOVA Finance Trust issued (a) 2,300,000 shares of Preferred Securities to the public for gross proceeds of $115 million (before transactions costs of $3.5 million) and (b) 71,135 shares of common securities to FINOVA. The gross proceeds for these transactions were invested by the trust in $118.6 million aggregate principal amount of 5½% Debentures due 2016 newly issued by FINOVA. The Debentures represented all of the assets of the trust.

The Preferred Securities accrued and paid cash distributions quarterly, when declared by FINOVA, at a rate of 5½% per annum of the stated liquidation amount of $50 per preferred security. FINOVA had the option to defer making distributions on the Debentures for up to 20 consecutive quarters, and did so early in 2001, at which time dividends on the TOPrS were also suspended.

L.    Shareowners’ Equity

Upon emergence from chapter 11, FINOVA’s existing shares of common stock continued to remain outstanding. Pursuant to the Plan, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA’s shares outstanding after giving effect to implementation of the Plan. Accordingly, there were approximately 122,041,000 shares outstanding on the Effective Date. At December 31, 2001, 2000 and 1999, FINOVA had approximately 125,873,000, 64,849,000 and 64,849,000 shares of common stock issued with approximately 122,041,000, 61,295,000 and 61,252,000 shares of common stock outstanding, respectively. All rights under existing options, warrants and rights of conversion were deemed cancelled on August 21, 2001, the effective date of the Plan. As a result, 132,296 shares of FINOVA common stock were reacquired by FINOVA. The Company has 400,000,000 shares of common stock authorized.

THE FINOVA GROUP INC.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2001. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

The Plan contemplates and authorizes the issuance of shares of (a) FINOVA’s common stock to satisfy any final judgment against FINOVA not covered by insurance arising from certain existing class action litigation and (b) 6% Perpetual Non-Cumulative Redeemable Preferred Stock of FINOVA to satisfy any final judgment against FINOVA Capital not covered by insurance arising from certain existing class action litigation against FINOVA Capital. If any FINOVA common stock is issued in satisfaction of any such judgment, the Plan provides that Berkadia would receive additional shares in the amount equal to the number it would have received on the Effective Date, as if such additional FINOVA stock had been issued on the Effective Date.

Historically, FINOVA would periodically repurchase its securities on the open market to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. No shares were purchased in 2001 or 2000 and during the year ended December 31, 1999, FINOVA repurchased 1,833,200 shares. Pursuant to the terms of the Credit Agreement, the Company is generally prohibited from additional repurchases of securities.

In conjunction with implementing Fresh-Start Reporting, the Company adjusted its assets and liabilities to fair value, which resulted in a shareowners’ value of $17.6 million. This value was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.

M.    Other Comprehensive Income

Accumulated other comprehensive income activity for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999:

	Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income
Balance, January 1, 1999	$(218)	$904	$686
Change during 1999	(3,928)	37,054	33,126

Balance, December 31, 1999	(4,146)	37,958	33,812
Change during 2000	4,051	(22,709)	(18,658)

Balance, December 31, 2000	(95)	15,249	15,154
Change during the eight months ended August 31, 2001	95	(15,249)	(15,154)

Balance August 31, 2001
Change during the four months ended December 31, 2001	(2,919)	6,999	4,080

Balance, December 31, 2001	$(2,919)	$6,999	$4,080

For 2000 and 1999, the changes in foreign currency translation were net of income tax benefits of $0.1 million and $2.1 million, respectively. Net unrealized holding gains were net of income tax expenses of $8.1 million and $25.6 million in 2000 and 1999, respectively. No liability was established in 2001 due to the Company’s current tax situation. See Note J “Income Taxes” for the Company’s current tax situation.

THE FINOVA GROUP INC.

N.    (Loss) Earnings Per Share

Basic loss or earnings per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These per share calculations are presented for the four months ended December 31, 2001, the eight months ended August 31, 2001, and the years ended December 31, 2000 and 1999.

As a result of the Plan, all stock incentive plans, all outstanding stock options, stock appreciation rights and restricted stock were cancelled. Additionally, TOPrS were restructured in the reorganization and ceased to exist. As a result, basic and diluted (loss) earnings per share are equal for the Reorganized Company. For the periods ended August 31, 2001 and December 31, 2000, basic (loss) earnings per share equaled diluted (loss) earnings per share as a result of the options and preferred stock being antidilutive.

Basic and diluted (loss) earnings per share calculations are presented in the Statements of Consolidated Operations and are detailed below:

	Reorganized Company Four Months Ended Dec. 31, 2001	Predecessor Company
		Eight Months Ended Aug. 31, 2001	Years Ended December 31,
			2000	1999
Basic (Loss) Earnings Per Share Computation:
(Loss) income from continuing operations	$(1,142,300)	$(654,583)	$(546,709)	$218,241

Weighted average shares outstanding	122,041,000	63,677,000	61,272,000	60,173,000
Contingently issued shares			(278,000)	(293,000)

Adjusted weighted average shares outstanding	122,041,000	63,677,000	60,994,000	59,880,000

Basic (loss) earnings from continuing operations per share	$(9.36)	$(10.28)	$(8.96)	$3.64

Diluted (Loss) Earnings Per Share Computation:
(Loss) income from continuing operations	$(1,142,300)	$(654,583)	$(546,709)	$218,241
Preferred dividends, net of tax				3,782

(Loss) income from continuing operations before preferred dividends available to common shareowner	$(1,142,300)	$(654,583)	$(546,709)	$222,023

Weighted average shares outstanding	122,041,000	63,677,000	61,272,000	60,173,000
Contingently issued shares			(278,000)	(293,000)
Incremental shares from assumed conversions:
Stock options				1,482,000
Convertible preferred securities				2,938,000

Total potential dilutive common shares				4,420,000

Adjusted weighted average shares outstanding	122,041,000	63,677,000	60,994,000	64,300,000

Diluted (loss) earnings from continuing operations per share	$(9.36)	$(10.28)	$(8.96)	$3.45

THE FINOVA GROUP INC.

O.    Stock Options

Pursuant to the Plan, all rights under existing options, restricted stock, warrants and rights of conversion were deemed cancelled on August 21, 2001. No additional shares of FINOVA common stock may be issued after the Effective Date of the Plan pursuant to any restricted stock plans, arrangements or awards.

Prior to the Effective Date, The FINOVA Group Inc. 1992 Stock Incentive Plan allowed for the grant of options, restricted stock and stock appreciation rights to officers, directors and employees. The Stock Incentive Plan provided for the following types of awards: (a) stock options (both incentive and nonqualified stock options), (b) stock appreciation rights and (c) restricted stock. The 1992 Stock Incentive Plan generally authorized the issuance of awards for up to 2½% of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock were reserved for awards under the Stock Incentive Plan.

The stock options were granted for terms of 10 years and generally became exercisable between one month to five years from the date of grant. Stock options were issued at market value at the date of grant, unless a higher exercise price was established. Since 1993, the Board issued multi-year, multi-priced stock options to senior executives. The exercise price of those option grants ranged in price from the fair market value on the grant date to prices up to 58.7% in excess of the grant date value. Those option grants were intended to cover anticipated grants during the years the grants were scheduled to vest, although the Board had authority to issue additional grants at its discretion. In 1999, premium-priced options were granted with exercise prices ranging from $41.56 to $50.29; none of these options were granted in 2001 or 2000.

Information with respect to options granted and exercised under the Stock Incentive Plan for the three years ended December 31, 2001 is as follows:

	Shares	Average Option Price Per Share
Options outstanding at January 1, 1999	3,957,642		$34.79
Granted	1,125,443		42.81
Exercised	(258,004)		21.35
Cancelled	(248,335)		51.86

Options outstanding at December 31, 1999	4,576,746		36.56
Granted	149,941		21.69
Exercised	(117,098)		9.67
Cancelled	(754,048)		43.32

Options outstanding at December 31, 2000	3,855,541		35.50
Granted
Exercised
Cancelled	(3,855,541)		35.50

Options outstanding at December 31, 2001		$

THE FINOVA GROUP INC.

From April 1992, the Board of Directors only granted performance-based restricted stock to employees. Performance-based restricted stock awards (no shares in 2001 and 2000, 113,500 shares in 1999), vested generally over five years from the date of grant. The holder of the performance-based restricted stock, like the holder of restricted stock, had the right to receive dividends and vote the target number of shares, but was not permitted to sell, assign, transfer, pledge or otherwise encumber the performance-based restricted stock. All performance-based restricted stock grants since 1992 were based on FINOVA share performance and could have resulted in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares was deemed received on the grant date. Additional vesting over the target was reported as new grants as of the vesting dates. Vestings below target were reported as a forfeiture of amounts below the target number of shares.

The Company applied APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost was recognized for its fixed stock option plans because FINOVA options were granted at or above market price on the date of grant. Vesting criteria for restricted stock were not met in 2001, 2000 and 1999.

With the acquisition of Sirrom Capital Corporation in March 1999, the Board of Directors of FINOVA adopted Sirrom’s three existing stock option plans (the “Sirrom Plans”). Each option outstanding under the Sirrom Plans at the time of the acquisition was converted into an option exercisable for 0.1634 shares of FINOVA common stock. No new options were issued under these plans. Options from the Sirrom Plans were not included in the table above. During the year ended December 31, 2000, 13,253 and 85,502 options with a weighted average price of $21.80 were exercised and cancelled, respectively. All the outstanding options under the Sirrom Plans were cancelled on the Effective Date.

P.    Related Party

On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment with Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), pursuant to which Berkadia committed to lend the Company $6 billion to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries.

As contemplated in the loan commitment with Berkadia, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors’ restructured their debt, effective August 21, 2001 (the “Effective Date”).

Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the New Senior Notes were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the “Credit Agreement”)), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) (the “Guarantors”) have guaranteed FINOVA Capital repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors’ assets.

THE FINOVA GROUP INC.

Upon entering into the commitment with Berkadia, FINOVA paid Berkadia a nonrefundable commitment fee of $60.0 million. An additional $60.0 million funding fee was paid to Berkadia when the Berkadia Loan was made.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the “Indenture”), at a fixed interest rate of 7.5% per annum. FINOVA’s obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second–priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is paid.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregated amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. If repayment is made of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company’s debt if necessary.

FINOVA’s Board of Directors was reconstituted and is comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the Official Committee of Creditors. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and R. Gregory Morgan; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the Committee of Creditors. All directors are subject to reelection annually by the shareowners, without regard to their original designation.

FINOVA’s business is being operated under a 10-year Management Services Agreement with Leucadia. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Lawrence S. Hershfield). In accordance with the agreement, FINOVA pays an annual management fee of $8 million. Additionally, FINOVA reimburses Leucadia personnel for all reasonable out-of-pocket expenses.

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company’s creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background

Ian M. Cumming	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.

Joseph S. Steinberg	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.

Lawrence S. Hershfield	Director and Chief Executive Officer of FINOVA. Vice President of Berkadia LLC. Executive Officer of Leucadia National Corporation since November 1995.

R. Gregory Morgan	Director of FINOVA. Partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he has practiced since 1981.

Thomas F. Boland	Director of FINOVA originally designated by the Official Committee of Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

Q.    Operating Expenses

The following represents a summary of the major components of operating expenses for periods ended:

	Reorganized Company Four Months Ended Dec. 31, 2001%		Predecessor Company
			Eight Months Ended Aug. 31, 2001%		Years Ended December 31,
					2000	%	1999	%
Salaries and employee benefits	$35,431	49.3%	$60,603	45.2%	$112,519	54.6%	$112,388	66.6%
Professional services	15,218	21.2%	34,657	25.8%	32,048	15.5%	7,646	4.5%
Problem account costs	7,586	10.6%	6,542	4.9%	11,865	5.8%	8,317	4.9%
Occupancy expenses	5,933	8.3%	8,645	6.4%	12,374	6.0%	8,986	5.3%
Other operating expenses	5,157	7.2%	15,620	11.7%	22,159	10.8%	24,206	14.3%
Depreciation and amortization	1,615	2.2%	4,601	3.5%	7,425	3.6%	5,957	3.5%
Travel and entertainment	855	1.2%	1,785	1.3%	10,837	5.3%	13,372	7.9%
Deferred acquisition cost					(19,415)	(9.5%)	(28,237)	(16.5%)
Goodwill amortization (1)			1,621	1.2%	16,300	7.9%	16,062	9.5%

Total operating expenses	$71,795	100.0%	$134,074	100.0%	$206,112	100.0%	$168,697	100.0%

(1)	Excludes the write down of impaired goodwill of $193.3 million in 2000.

R.    Operating Leases

As part of the Reorganization Proceedings, the Company rejected a number of its leases for office properties. The Company continues to evaluate the possibility of rejecting additional leases. Potential damages for the rejected leases have been accrued based on the Company’s estimate of expected payments. Actual damages could differ from those estimated. Damages are currently being negotiated with the Company’s landlords and the amount paid will be impacted by the amount of space, if any, retained by the Company at each of the facilities being rejected and the amounts that could be obtained from releasing the property in the current economic environment.

THE FINOVA GROUP INC.

The table below details minimum future rental payments under operating leases still in place as of December 31, 2001. The table does not include payments on rejected leases, which are currently being paid on a month-to-month basis as the Company continues to determine its course of action. Actual future rentals will differ from those detailed below, based on future lease negotiations.

2002	$4,775
2003	4,277
2004	3,167
2005	2,305
2006	1,540
Thereafter	5,542

Total minimum future rental payments	$21,606

Total minimum future rental payments have not been reduced by $4.5 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals of $0.4 million, $1.7 million, $1.8 million and $2.4 million was $5.9 million, $8.6 million, $12.4 million and $9.0 million for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999, respectively.

S.    Discontinued Operations

Upon emergence from bankruptcy, net assets of discontinued operations of $322.6 million were reclassified to assets held for sale. This decision reflects management’s intention to manage the net assets previously classified as discontinued operations in the same manner as other assets of the Company. Additionally, all former segments of the Company have been dissolved and the Company is now managed as one operating unit, with an emphasis on orderly collection of its portfolio.

During the third quarter of 2000, FINOVA’s Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services portfolios. As a result, the Company had reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The consolidated financial statements of the Company were reclassified to reflect these businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity and cash flows of these discontinued operations were excluded from the respective captions in the Consolidated Balance Sheets and Statements of Consolidated Operations and Statements of Consolidated Cash Flows. Management believed that net assets of discontinued operations represented a reasonable estimate of the net realizable values of those businesses.

THE FINOVA GROUP INC.

At December 31, 2000, FINOVA had total net assets of discontinued operations of $1.2 billion, which included the following:

2000
Financial assets	$1,234,761
Accounts payable and accrued expenses (1)	(39,776)
Due to clients (2)	(32,762)

Net assets of discontinued operations	$1,162,223

(1)
FINOVA assumed that all liabilities directly related to the remaining assets of the discontinued businesses would be assumed by an acquiring entity. The amounts included accruals for future operating losses. A substantial portion of the balance at December 31, 2000 related to the various cash incentive, retention and severance plans developed for the employees of the discontinued lines of business.

(2)	Due to clients represented the amount due to the third party vendors on behalf of FINOVA’s customers.

Loss from discontinued operations in the Statements of Consolidated Operations for the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999 were as follows:

	Eight Months Ended Aug. 31, 2001	Years Ended December 31,
		2000	1999
Total revenues	$61,635	$267,819	$262,226
Total expenses	(57,296)	(341,413)	(267,221)
Income tax (expense) benefit	(1,359)	18,197	1,998

Discontinued operations, net of tax	$2,980	$(55,397)	$(2,997)

The net loss on disposal of assets for the eight months ended August 31, 2001 and the year ended December 31, 2000 is comprised of the following:

	2001	2000
Net realizable value markdowns	$(17,997)	$(347,511)
Goodwill written off		(107,338)
Proceeds in excess of assets sold		29,172
Accrued expenses		(62,697)
Income tax benefit		150,663

Net loss on disposal of operations	$(17,997)	$(337,711)

T.    Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments has been developed by FINOVA using market information obtained by the Company and the valuation methodologies described below. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company and the fair value of debt may be less than the principal amount due on the debt (as is the case with the New Senior Notes). Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

THE FINOVA GROUP INC.

The carrying values of cash and cash equivalents, investments and accounts payable and accrued expenses approximate fair values due to their short-term maturity or the on-balance sheet valuation of these items.

Financing Assets. As of December 31, 2001, the Company believes the carrying amount of financing assets, net of the reserve for credit losses, approximates its fair value. In conjunction with Fresh-Start Reporting, the entire portfolio was revalued and adjusted to its estimated fair value. The fair value was primarily determined based upon the present value of future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. FINOVA reassessed the carrying amount of assets affected by the events of September 11, resulting in charges to provide additional loss reserves and to write down various owned assets. In the fourth quarter of 2001, additional reserves and asset markdowns were recorded, following a detailed assessment of the portfolio and remeasurement of asset impairment and inherent losses expected in the portfolio. As a result, the Company believes the carrying amount approximates its fair value.

Assets Held for Sale. These assets are recorded at the lower of cost or market and reflect balances written down to their estimated market value at the date of designation as held for sale. With the adoption of Fresh-Start Reporting, the market value of these assets was established as a new “cost” basis against which further market impairment, if any, is recorded, but against which improvements in market value are not recorded. As of December 31, 2001, the Company believes that certain assets held for sale within its corporate finance portfolio may have fair values that exceed the recorded amounts, however, due to the nonaccruing nature of many of these assets, such fair value is not readily determinable. Ultimate realization is dependent upon purchasers’ perceptions of credit quality and expectations of market returns, which can vary significantly. The Company has the ability to hold these assets for some time and may do so if it believes that such a strategy will enhance the ultimate recovery.

Senior Debt. As of December 31, 2001, the fair value of the New Senior Notes was $1.4 billion compared to its book value of $2.5 billion. The New Senior Notes are publicly traded securities and the fair value was determined using quoted market prices obtained as of December 31, 2001.

Berkadia Loan. As of December 31, 2001, the Company believes the fair value of the Berkadia Loan (private placement) approximated its book value. The Berkadia Loan has a first priority lien on substantially all of FINOVA’s assets, including substantially all of its subsidiaries.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair values, those values have not been updated since December 31, 2001. Therefore, subsequent estimates of fair value may differ significantly from the amounts presented herein.

U.    Litigation and Claims

Legal Proceedings

FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

THE FINOVA GROUP INC.

Bankruptcy

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the Bankruptcy Court. The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc. and FINOVA Finance Trust.

The Debtors obtained orders from the Bankruptcy Court on the first day permitting them to continue their operations in the ordinary course, including honoring their obligations to borrowers. The orders also permitted the Debtors to pay certain pre- and post-petition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors.

The Debtors submitted a Joint Plan of Reorganization to the Bankruptcy Court on June 10, 2001. In July, the Debtors’ Third Amended and Restated Joint Plan of Reorganization was submitted for creditor approval, and eventually was approved at a confirmation hearing on August 10, 2001. The Bankruptcy Court’s order confirming the Plan became final and non-appealable on August 21, 2001, at which time it became effective upon consummation of the Berkadia Loan. See Annex A, Note B “Significant Accounting Policies” for more information regarding the Reorganization Proceedings.

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to proofs of claims filed by creditors or alleged creditors, as well as administrative claims and claims for damages for rejected executory contracts. Many of these claims relate to pre-petition litigation claims, as noted above, and it is possible that some of the claims could be decided against FINOVA. FINOVA believes that any resulting liability for those claims should not materially affect FINOVA’s financial position.

Securities Litigation

Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA’s former chairman, president and chief executive officer. Two of the lawsuits also named FINOVA Capital as a defendant and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis and the Louisiana School Employees Retirement System) and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purported to be on behalf of all those who purchased FINOVA Capital’s 7.25% Notes which, prior to the reorganization, would have been due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

By order of the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System (“LSERS”) as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne and Bruno Marszowski as defendants. The consolidated amended complaint generally alleged that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to, among other reasons, bolster FINOVA’s stock price. Among other things, the complaint sought unspecified damages for losses incurred by shareowners, plus interest and other relief and rescission with regard to the notes purchased.

Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the

THE FINOVA GROUP INC.

United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company’s acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, FINOVA, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer and Bruno Marszowski. The complaints allege that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest and other relief.

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

By agreement of the parties, the time for the defendants to answer or move to dismiss the Second Amended Consolidated Complaint was extended to August 24, 2001. After extensive negotiations, the parties reached an agreement in principle to resolve all of the various claims in the Consolidated Securities Litigation, including the claims in the Tennessee actions that had been transferred and consolidated in January, and the claims asserted in the Tennessee state court action brought by Ronald Benkler. The Bankruptcy Court gave preliminary approval to the agreement in principle on August 10, 2001. Between September 2001 and January 2002, the lead plaintiffs conducted confirmatory discovery in connection with the settlement. The parties executed a settlement agreement on February 19, 2002, which is pending before the United States District Court in Arizona for preliminary approval. In addition to that approval, the agreement remains subject to certain other conditions. In 2000 FINOVA accrued and in 2001 it funded into an escrow its anticipated share of the settlement.

Finally, two shareowners’ derivative lawsuits were filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purported to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of

THE FINOVA GROUP INC.

the Company against several current and former officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions sought unspecified money damages and other relief. As with the consolidated securities litigation, the allegations centered generally on claims that there were materially misleading statements regarding FINOVA’s loss reserves. The Plan, which was confirmed on August 10, 2001, provided that the Company may enforce any claims or causes of action arising before or after the petition that the Company has against any entity or person, that the Company may pursue or abandon such claims or causes of action as it deems appropriate, and that no creditor or shareowner may pursue or commence such litigation, whether direct or derivative, in regard to such claims and causes of action. The shareowners’ derivative actions are thus superceded by the Plan. By stipulation of the parties, the Delaware Chancery Court therefore dismissed the Kass lawsuit in December 2001, and the Arizona District Court dismissed the Burkholter lawsuit in January 2002.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA
CONDENSED QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

	Predecessor Company			Reorganized Company
2001:	First Quarter	Second Quarter	Two Months Ended Aug. 31	One Month Ended Sep. 30	Fourth Quarter
Total revenues	$259,376	$197,650	$117,334	$55,282	$136,497
Total expenses	313,086	631,519	284,029	904,915	428,372
Loss before extraordinary item (1)	(75,746)	(436,464)	(157,390)	(850,047)	(292,253)
Net loss (1)	(75,746)	(436,464)	(128,640)	(850,047)	(292,253)
Basic loss before extraordinary item per share	(1.24)	(7.15)	(2.22)	(6.97)	(2.39)
Diluted loss before extraordinary item per share	(1.24)	(7.15)	(2.22)	(6.97)	(2.39)

2000:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$294,433	$289,058	$292,941	$273,227
Total expenses	214,347	199,960	408,284	1,083,168
Net income (loss) (1)	10,412	42,933	(274,061)	(719,101)
Basic income (loss) before extraordinary item per share	0.17	0.70	(4.49)	(11.78)
Diluted income (loss) before extraordinary item per share	0.17	0.69	(4.49)	(11.78)

(1)	See Note K “Convertible Preferred Securities” and S “Discontinued Operations” for the effect of discontinued operations and extraordinary item, respectively.