Form 10-Q
period 2002-03-31
FINOVA GROUP INC
filed 2002-05-10
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20594

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file number 1-11011

THE FINOVA GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0695381 (I.R.S. employer identification no.)

4800 North Scottsdale Road Scottsdale, AZ (Address of principal executive offices)	85251-7623 (Zip code)

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

Yes Ö    No__

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes Ö    No__

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 9, 2002, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE FINOVA GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	Reorganized Company
	March 31, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$676,548	$1,027,241
Financing Assets:
Loans and other financing contracts, net	4,496,243	5,020,426
Direct financing leases	375,047	354,958
Leveraged leases	178,515	196,813

Total financing assets	5,049,805	5,572,197
Less reserve for credit losses	(960,072)	(1,019,878)

Net financing assets	4,089,733	4,552,319

Other Financial Assets:
Assets held for sale	314,364	420,025
Operating leases	188,717	190,925
Assets held for the production of income	149,883	151,872
Investments	52,780	116,745

Total other financial assets	705,744	879,567

Total Financial Assets	4,795,477	5,431,886
Other assets	44,318	44,898

	$5,516,343	$6,504,025

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Berkadia Loan	$3,900,000	$4,900,000
Senior debt (principal amount due of $3.25 billion)	2,497,033	2,489,082

Total debt	6,397,033	7,389,082
Accounts payable and accrued expenses	240,971	223,155
Deferred income taxes, net	15,991	12,357

Total Liabilities	6,653,995	7,624,594

Shareowners’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	16,928	16,928
Accumulated deficit	(1,154,481)	(1,142,300)
Accumulated other comprehensive (loss) income	(822)	4,080
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Shareowners’ Equity	(1,137,652)	(1,120,569)

	$5,516,343	$6,504,025

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31,

	2002	2001

Revenues:
Interest income	$80,837	$182,681
Rental income	10,136	20,336
Operating lease income	12,202	23,407
Fees and other income	14,342	32,952
Net gain on financial assets	968	6,651

Total Revenues	118,485	266,027

Expenses:
Interest expense	112,290	172,550
Operating lease and other depreciation	10,065	20,831
Provision for credit losses	(25,184)	61,750
Operating expenses	33,493	54,988
Net reorganization expense		9,619

Total Expenses	130,664	319,738

Loss from continuing operations before income taxes and preferred dividends	(12,179)	(53,711)
Income tax expense	(2)	(2,343)

Loss from continuing operations before preferred dividends	(12,181)	(56,054)
Preferred dividends, net of tax		946

Loss from continuing operations	(12,181)	(57,000)
Discontinued operations, net of tax expense of $685		(5,946)
Net loss on disposal of operations		(12,800)

Net Loss	$(12,181)	$(75,746)

Basic/diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.93)
Loss from discontinued operations		(0.31)

Loss per share	$(0.10)	$(1.24)

Adjusted weighted average shares outstanding	122,041,000	61,065,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31,
	2002	2001

Net Cash (Used) Provided by Continuing Operating Activities	$(8,937)	$35,306

Investing Activities:
Proceeds from disposals of leases and other owned assets	12,455	5,720
Proceeds from sales of investments	130,310	26,019
Proceeds from sales of financial assets	716
Collections from financial assets	821,300	755,229
Expenditures for financial assets	(319,669)	(299,129)
Recoveries of loans previously written off	13,132	232

Net Cash Provided by Investing Activities	658,244	488,071

Financing Activities:
Repayments of Berkadia Loan	(1,000,000)

Net Cash Used by Financing Activities	(1,000,000)

Net Cash Provided by Discontinued Operations		401,602

(Decrease) Increase in Cash and Cash Equivalents	(350,693)	924,979

Cash and Cash Equivalents, beginning of period	1,027,241	699,228

Cash and Cash Equivalents, end of period	$676,548	$1,624,207

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
CONDENSED STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Shareowners’ Equity

Balance, January 1, 2001 (Predecessor)	$648	$1,107,575	$(283,435)	$15,154	$(167,008)	$672,934

Comprehensive loss:
Net loss before reorganization and Fresh- Start Reporting			(597,085)			(597,085)
Net change in unrealized holding gains (losses)				(19,000)		(19,000)
Net change in foreign currency translation				(540)		(540)

Comprehensive loss						(616,625)

Net change in unamortized amount of restricted stock and other		11,956				11,956
Shares cancelled from employee benefit plans					(11,263)	(11,263)
Effect of reorganization and Fresh-Start Reporting	611	(1,102,631)	880,520	4,386	177,735	(39,379)

Balance, August 31, 2001 (Reorganized)	1,259	16,900			(536)	17,623

Comprehensive loss:
Net loss			(1,142,300)			(1,142,300)
Net change in unrealized holding gains (losses)				6,999		6,999
Net change in foreign currency translation				(2,919)		(2,919)

Comprehensive loss						(1,138,220)

Other		28				28

Balance, December 31, 2001 (Reorganized)	1,259	16,928	(1,142,300)	4,080	(536)	(1,120,569)

Comprehensive loss:
Net loss			(12,181)			(12,181)
Net change in unrealized holding gains (losses)				(7,815)		(7,815)
Net change in foreign currency translation				2,913		2,913

Comprehensive loss						(17,083)

Balance, March 31, 2002 (Reorganized)	$1,259	$16,928	$(1,154,481)	$(822)	$(536)	$(1,137,652)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Dollars in thousands in tables, except per share data)

A.    Nature of Operations and Reorganization

The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The following discussion relates to The FINOVA Group Inc., a financial services holding company, and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA’s common stock, which had been traded under the symbol “FNV,” after the close of market on February 6, 2002. This action was due to FINOVA’s common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA’s stock began trading over-the-counter on February 7, 2002, under the symbol “FNVG.”

Since its emergence from bankruptcy in August 2001, the Company’s business activities have been limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. FINOVA is no longer engaged in any new lending activities, except to honor previously existing customer commitments. Any cash generated from these activities in excess of cash reserves permitted in the Company’s debt agreements is used to pay down FINOVA’s obligations to its creditors. Operations have been restructured to more efficiently manage these collection efforts. The Company will consider the sale of certain portfolios if buyers can be found at appropriate prices.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of March 31, 2002, the Company had 441 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively.

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

Pursuant to the Plan, Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 with Contingent Interest due 2016 (the “New Senior Notes”) were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $3.2 billion as of April 15, 2002. FINOVA does not anticipate loan repayments to continue at this pace.

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which, together with changes in the Company’s operations, have resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the “Reorganized Company”) not being comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Going Concern

While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Unless the Company’s current financial condition significantly improves, it is highly unlikely the Company will be able to repay the New Senior Notes in their entirety at maturity in November 2009. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2000 and 2001 financial statements due to concerns about the Company’s ability to continue as a going concern.

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

Consolidation Policy for Interim Reporting

The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries, including FINOVA Capital and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Segment Reporting Policy

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

Critical Policies

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

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest payments, in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original effective interest rate of the transaction or (b) net fair value of collateral. Accruing impaired loans are paying in accordance with the current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

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

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. This reserve is not established for assets held for sale, assets held for the production of income or other owned assets, including assets on operating leases and residuals, as these asset classes are subject to other accounting rules, which requires direct write down for impairment. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product mix, size of the portfolio and current economic conditions. Impairment reserves are created if the carrying amount of the assets exceed the estimated recovery, which is measured by estimating the present value of expected future cash flows, market value or the fair value of collateral. This includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

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

C.	Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has to a lessor extent, other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of March 31, 2002 and December 31, 2001, the carrying amount of total financial assets was $5.8 billion and $6.5 billion (before reserve for credit losses), respectively.

The following table details the composition of the Company’s total financial assets (before reserve for credit losses) at March 31, 2002:

TOTAL FINANCIAL ASSETS
MARCH 31, 2002
(Dollars in thousands)

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired	Nonaccruing Leases & Other	Other (1)	Total Financial Assets	%

Resort	$1,030,024	$147,609	$140,992	$1,800	$3,500	$1,323,925	23.0
Transportation		411,904	248,184		314,254	974,342	16.9
Franchise (2)	519,391	8,257	182,080	394	5,311	715,433	12.4
Specialty Real Estate (3)	552,840	27,185	90,581	14,510	15,140	700,256	12.2
Rediscount	282,609	27,097	300,861	27,641		638,208	11.1
Healthcare	234,262	4,249	233,678	1,692	16,634	490,515	8.5
Communications	77,936	4,893	234,202		390	317,421	5.5
Commercial Equipment	217,702		49,239	20,586	18,468	305,995	5.3
Corporate Finance	41,547		117,474	2,495		161,516	2.8
Mezzanine	49,310	1,370	26,105		12,286	89,071	1.6
Investment Alliance (4)	1,879		1,919		4,948	8,746	0.2
Other (5)	20,897			3,827	5,397	30,121	0.5

Total financial assets	$3,028,397	$632,564	$1,625,315	$72,945	$396,328	$5,755,549	100.0
Reserve for credit losses						(960,072)

Total (6)						$4,795,477

Notes:
(1)	Other includes operating leases, of which $131.8 million are generating revenue, investments, assets held for the production of income and certain assets held for sale.
(2)
In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale included substantially all the performing assets in FINOVA’s franchise portfolio. The Company will continue the orderly liquidation of its remaining franchise assets, which substantially consists of non-performing assets.

(3)	In January 2002, the remaining assets of the public portfolio were combined with specialty real estate.
(4)	In a series of transactions during the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $67.4 million, which resulted in a $6.7 million gain.
(5)	During the first quarter of 2002, the Company liquidated substantially all assets ($58.4 million) related to a trust for nonqualified compensation plans.
(6)	Excludes $203.1 million of assets sold that the Company manages, including $106.9 million in commercial equipment and $96.2 million in franchise.

D.    Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Three Months Ended March 31,
	2002	2001

Balance, beginning of period	$1,019,878	$578,750
Provision for credit losses	(25,184)	61,750
Write-offs	(47,803)	(22,661)
Recoveries	13,132	232
Other	49	(66)

Balance, end of period	$960,072	$618,005

A summary of the reserve for credit losses by impaired and other is as follows:

	March 31, 2002	December 31, 2001

Reserves on impaired assets	$637,628	$636,661
Other reserves	322,444	383,217

Reserve for credit losses	$960,072	$1,019,878

At March 31, 2002, the total carrying amount of impaired loans was $2.3 billion, of which $632.6 million were revenue accruing. The Company has established impairment reserves of $637.6 million related to $1.6 billion of impaired loans. At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The impairment reserve at December 31, 2001 totaled $636.7 million related to $1.7 billion of impaired loans.

The Company’s reserve for credit losses represents FINOVA’s estimate of inherent losses in its portfolio. On a periodic basis, the Company performs detailed portfolio reviews to identify impaired assets, measure the amount of such impairment and estimate inherent losses on assets that are not impaired. SFAS No. 114 defines impaired assets as those not expected to perform in accordance with contractual terms and specifies the measurement of impairment on the basis of net present value, determined by discounting expected cash flows from the borrower at the original effective interest rate of the transaction or net fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance and other inherent portfolio characteristics.

FINOVA’s reserve for credit losses decreased to $960.1 million at March 31, 2002 from $1.0 billion at December 31, 2001. The reserve pertaining to impaired assets was substantially unchanged primarily due to amounts written off during the quarter and a modest improvement in collection experience on certain assets previously reserved, offset by new reserves established for other impaired assets. Reserves on unimpaired assets decreased as a result of significant portfolio runoff during the quarter. In April 2002, FINOVA sold $485 million of franchise assets at a slight gain. This sale will result in a reduction to reserves on unimpaired assets during the second quarter.

The reserve for credit losses as a percent of financing assets grew to 19.0% at March 31, 2002 compared to 18.3% at December 31, 2001. The reserve for credit losses as a percent of nonaccruing assets also grew to 56.5% at March 31, 2002 compared to 55.3% at December 31, 2001. Accounts classified as nonaccruing declined to $1.7 billion or 29.5% of total financial assets (before reserves) at March 31, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during the first quarter of 2002 included resort ($150.1 million), transportation ($40.0 million), healthcare ($20.8 million) and corporate finance ($16.3 million), partially offset by increases within rediscount ($45.8 million) and communications ($25.3 million). The large decline within the resort portfolio was primarily attributable to the Company negotiating a slightly discounted prepayment of one nonaccruing account (approximately $100 million), while the decline in the transportation portfolio was almost entirely due to the write-down of accounts in conjunction with foreclosure proceedings.

E.	Debt

The Company’s total debt outstanding was as follows:

	March 31, 2002	December 31, 2001

Berkadia Loan	$3,900,000	$4,900,000
Senior debt:
Principal amount due at maturity	3,250,478	3,250,478
Discount for Fresh-Start Reporting	(753,445)	(761,396)

Total senior debt	2,497,033	2,489,082

Total debt	$6,397,033	$7,389,082

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

The terms of the Credit Agreement dated August 21, 2001 between Berkadia and FINOVA Capital (the “Credit Agreement”) and the Indenture governing the New Senior Notes (the “Indenture”) prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement and the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia $500 million on January 7, 2002 and $200 million on April 8, 2002. In addition to the mandatory prepayments, the Company has made, with Berkadia’s consent, two voluntary prepayments of $500 million each on February 7, 2002 and April 15, 2002 (proceeds from the franchise sale), reducing the loan balance to $3.2 billion. Loan repayments are unlikely to continue at this pace.

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

The terms of the Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the Berkadia Loan balance of not less than 1.25 to 1. As of March 31, 2002, the Company’s Collateral Value totaled $5.5 billion, resulting in a ratio of 1.42 to 1.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are due prior to maturity only after the Berkadia Loan has been paid in full, and are payable out of available cash after establishment of cash reserves as defined in the Indenture.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity. The Company has a negative net worth of $1.1 billion as of March 31, 2002 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company’s debt or equity securities involves a high level of risk to the investor.

F.    Loss Per Share

Basic loss per share excludes the effects of dilution and is computed by dividing loss from continuing operations by the weighted average amount of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These per share calculations are presented for the three months ended March 31, 2002 and 2001.

As a result of the Company’s reorganization, all stock incentive plans, outstanding stock options, stock appreciation rights and restricted stock were cancelled. As a result, basic and diluted loss per share are equal for all periods subsequent to the reorganization. For the period ended March 31, 2001, basic loss per share equaled diluted loss per share due to the Company not having any dilutive contracts to issue stock.

Basic and diluted loss per share calculations are presented in the Condensed Statements of Consolidated Operations and are detailed below:

	Three Months Ended March 31,
	2002	2001

Basic/Diluted Loss Per Share Computation:
Loss from continuing operations	$(12,181)	$(57,000)

Weighted average shares outstanding	122,041,000	61,204,000
Contingently issued shares		(139,000)

Adjusted weighted average shares	122,041,000	61,065,000

Basic/diluted loss from continuing operations per share	$(0.10)	$(0.93)

G.	Litigation and Claims

Legal Proceedings

FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

If any litigation matters result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability, unless it were first able to provide for the satisfaction of its secured debt obligations. As previously noted, due to the Company’s financial condition, it does not expect that it can satisfy all its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

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

The Debtors submitted a Joint Plan of Reorganization to the Bankruptcy Court on June 10, 2001. In July, the Debtors’ Third Amended and Restated Joint Plan of Reorganization was submitted for creditor approval, and eventually was approved at a confirmation hearing on August 10, 2001. The Bankruptcy Court’s order confirming the Plan became final and non-appealable on August 21, 2001, at which time it became effective upon consummation of the Berkadia Loan. See Note B “Significant Accounting Policies” for more information regarding the Reorganization Proceedings.

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to proofs of claims filed by creditors or alleged creditors, as well as administrative claims and claims for damages for rejected executory contracts. Many of these claims relate to pre-petition litigation claims, as noted above, and it is possible that some of the claims could be decided against FINOVA. Many of those claims are for amounts substantially in excess of amounts, if any, that FINOVA believes it owes the creditor. FINOVA believes that any resulting liability for those claims should not materially affect FINOVA’s financial position, although adverse resolution of the claims could have a material adverse impact on the Company’s financial condition.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with FINOVA’s Form 10-K for the year ended December 31, 2001.

The following discussion relates to The FINOVA Group Inc., a financial services holding company, and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

Historically, FINOVA relied upon borrowed funds and internal cash flow to finance its operations. Profit has been typically recorded from the spread between the cost of borrowing and rates paid by its customers, less operating expenses. The Company also generates revenues through loan servicing and related activities and the sale of assets.

Beginning in the first quarter of 2000, a series of events impeded FINOVA’s access to capital in the public and private markets. As the year progressed, the U.S. economy continued to weaken and FINOVA’s portfolio experienced higher levels of delinquencies. The impact of these events resulted in increased levels of problem accounts, higher cost of funds and inadequate access to capital. This deterioration in financial stability culminated in the Company’s chapter 11 reorganization.

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

Pursuant to the Plan, Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 with Contingent Interest due 2016 (the “New Senior Notes”) were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which, together with changes in the Company’s operations, have resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the “Reorganized Company”) not being comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Recent Developments

On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA’s common stock, which had been traded under the symbol “FNV,” after the close of market on February 6, 2002. This action was due to FINOVA’s common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA’s stock began trading over-the-counter on February 7, 2002, under the symbol “FNVG.”

In a series of transactions during the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $67.4 million, which resulted in a $6.7 million gain.

In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale includes substantially all the performing assets in FINOVA’s franchise portfolio. The Company will continue the orderly liquidation of its remaining franchise assets, which substantially consists of non-performing assets.

Pursuant to the terms of the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the “Credit Agreement”), FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the excess cash flow as defined in the Credit Agreement. As a result, the Company paid Berkadia $500 million on January 7, 2002 and $200 million on April 8, 2002. In addition to the mandatory prepayments, the Company has made, with Berkadia’s consent, two voluntary prepayments of $500 million each on February 7, 2002 and April 15, 2002 (proceeds from the franchise sale), reducing the loan balance to $3.2 billion. Loan repayments are unlikely to continue at this pace.

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act includes provisions allowing corporations to carryback certain tax net operating losses (“NOLs”) for longer periods and with fewer limitations. The impact of the Act to the Company depends on whether the Company decides to make certain elections available under Section 108 of the Internal Revenue Code of 1986 related to the recognition of approximately $800 million of cancellation of debt (“COD”) income in 2001. If these elections are made, NOLs will be available to carryback and the Company will be entitled to obtain refunds of approximately $65 million under the Act. However, if such elections are made, the Company will not utilize any of its U.S. NOL carryforwards and credits to offset the COD income as contemplated in the Company’s Form 10-K for December 31, 2001. The Company will determine whether to make these elections with the filing of the corporate tax return due September 15, 2002.

Current Business Activities

Pursuant to the terms of the Credit Agreement and the Indenture governing the New Senior Notes (the “Indenture”), FINOVA is not engaged in any new customer lending activities, nor does it expect to engage in any of these activities for the foreseeable future. The Company’s current business activities are limited to maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio, and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at appropriate prices. Operations have been restructured to more efficiently manage these collection efforts. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers, or foreclose on its collateral for borrowers who do not comply with their agreements. In some instances, the Company has taken and expects to continue to take ownership or a controlling equity interest in certain of its customers’ businesses. FINOVA may operate these entities until the assets are liquidated, which may take a number of years in some cases. FINOVA continues to fund existing customer commitments. All funds generated from the Company’s portfolio in excess of defined cash reserves is to be used to satisfy its creditors in the manner and priorities set forth in the Credit Agreement and the Indenture.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of March 31, 2002, the Company had 441 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively.

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

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a borrower/lessee becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, borrower/lessee financial performance, the ability of borrowers/lessees to obtain full refinancing of balloons or residuals at maturity and FINOVA’s ability or willingness to provide such refinancing. Changes in assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of March 31, 2002, $1.7 billion, or 29.5% of total financial assets (before reserves), was classified as nonaccruing.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created through the provision for credit losses if the carrying amount of such assets exceed the estimated recovery, which is measured by estimating the present value of expected future cash flows, market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of March 31, 2002, the reserve for credit losses totaled $960.1 million.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using appropriate discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of appropriate discount rates for net present value calculations and residual value assumptions for leases. If actual results differ from the estimates used to determine impairment, additional markdowns may be necessary, impacting financial condition and results from operations. As of March 31, 2002, owned assets totaled $338.6 million, or 5.9% of total financial assets (before reserves).

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of March 31, 2002, assets held for sale totaled $314.4 million, or 5.5% of total financial assets (before reserves).

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

Results of Operations

The following is a discussion of the Company’s results for the three months ended March 31, 2002 and 2001. As a result of the application of Fresh-Start Reporting guidelines and changes in the Company’s operations, the condensed consolidated financial statements for the three months ended March 31, 2002 are not comparable to those of the Company for the prior year.

Three Months Ended March 31, 2002 and 2001

Net Loss. The Company reported a net loss of $12.2 million for the three months ended March 31, 2002 compared to a net loss of $75.7 million for the same period in 2001. The improved operating results were primarily attributable to $86.9 million of lower provision for credit losses, $21.5 million of lower operating expenses, $2.3 million of lower income tax expense and prior year losses from discontinued operations, net reorganization expense and preferred dividends that were no longer incurred in the current year. Partially offsetting these positive variances were lower interest margins of $76.5 million in the current quarter.

Interest Margins Earned. Interest margins earned (defined as total revenues less interest expense and operating lease and other depreciation) were a negative $3.9 million for the three months ended March 31, 2002 compared to a positive $72.6 million for the three months ended March 31, 2001. The decline was primarily due to lower revenues resulting from a significantly lower level of earning assets and higher borrowing costs relative to historic rates paid by the Company. Total financial assets (before reserves) declined to $5.8 billion at March 31, 2002 from $10.9 billion at March 31, 2001, while during the same period, nonaccruing assets increased to $1.7 billion from $1.6 billion. The reduction in assets was due to the continued collection or disposal of the existing portfolio, valuation adjustments, the elimination of new business development activities and reduced funding requirements on existing customer commitments. This declining asset trend is expected to continue at a slower pace as the level of problem accounts increase as a percentage of total remaining assets. Nonaccruing assets as a percent of total financial assets (before reserves) increased to 29.5% at March 31, 2002 from 14.7% at March 31, 2001. The proportionate increase in nonaccruing assets is primarily the result of the weakened economy, the events of September 11 and slower collection of nonaccruing assets relative to performing assets. Also contributing to the decline in interest margins is the fact that the Company is no longer match funded, and due to the significant level of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its $3.25 billion of fixed-rate debt obligations. FINOVA expects these negative interest margins will continue and may worsen in the foreseeable future.

Provision for Credit Losses. During the first quarter of 2002, the Company recorded a negative $25.2 million provision for credit losses to reduce its reserve for credit losses. The reduction in reserve was recorded following the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated a slight improvement in estimated cash collections. The provision for credit losses of $61.8 million in the first quarter of 2001 was the result of increased impairment reserves on nonaccruing assets.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $1.0 million for the three months ended March 31, 2002 compared to a net gain of $6.7 million in 2001. The $1.0 million net gain for the quarter included $29.1 million of gains offset by $28.1 million of additional losses. The most significant item was a $6.7 million gain realized on the sale of investment alliance assets during the quarter.

Operating Expenses. Operating expenses declined $21.5 million to $33.5 million for the three months ended March 31, 2002 from $55.0 million for the comparable period in 2001. The decrease was primarily due to the cost savings resulting from a reduction in employees (441 at March 31, 2002 compared to 768 at March 31, 2001). Also contributing to the decrease was lower professional fees in the current year compared to the prior year, which included a significant level of fees (consisting of investment banking, legal and accounting fees), principally related to the Reorganization Proceedings. The Company expects this operating expense trend to continue as the portfolio decreases in size.

Net Reorganization Expense. Net reorganization expense during the first quarter of 2001 included expenses and income directly associated with the bankruptcy process. No reorganization expense was incurred during the first quarter of 2002. For the three months ended March 31, 2001, net reorganization expense was $9.6 million and included the charge-off of $15.1 million of debt origination costs, professional service fees of $9.6 million and the full amortization of debt discounts totaling $7.9 million. Partially offsetting these expenses were gains of $22.2 million from the termination of interest rate swaps and interest of $0.8 million earned on cash retained for interest and debt payments that were deferred during the bankruptcy period.

Income Tax Expense. In the first quarter of 2002, the Company recorded $2 thousand of income tax expense due to taxable income generated by foreign operations. Income tax benefits related to the pre-tax book loss were fully offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize such benefits in the future. In the first quarter of 2001, the Company provided for income taxes in spite of having losses before income taxes, due to taxable income being generated by foreign operations (primarily in the United Kingdom and Canada).

Discontinued Operations. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the three months ended March 31, 2001, losses from discontinued operations consisted of additional net realizable markdowns of $12.8 million and additional operating losses of $5.9 million.

Financial Condition, Liquidity and Capital Resources

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming the Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001.

Upon emergence from bankruptcy, the $5.6 billion Berkadia Loan together with cash on hand and the issuance of $3.25 billion New Senior Notes financed the restructuring of the Company’s pre-emergence indebtedness (including TOPrS) and repaid all allowed accrued and unpaid pre-petition and post-petition interest claims. The New Senior Notes are reflected in the Company’s Condensed Consolidated Balance Sheet net of an unamortized discount of $753.4 million, resulting from the adoption of Fresh-Start Reporting. The book value of the New Senior Notes is scheduled to increase to the $3.25 billion principal amount over time through amortization of the discount as interest expense. The Company remains obligated to pay the full $3.25 billion principal amount of the New Senior Notes.

The terms of the Credit Agreement and the Indenture substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia $500 million on January 7, 2002 and $200 million on April 8, 2002. In addition to the mandatory prepayments, the Company has made, with Berkadia’s consent, two voluntary prepayments of $500 million each on February 7,

2002 and April 15, 2002 (proceeds from the franchise sale), reducing the loan balance to $3.2 billion. Loan repayments are unlikely to continue at this pace.

As a result of FINOVA’s current financial condition and restrictions contained in the debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that or a subsequent period if actual cash requirements exceed the prior cash reserve estimates.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity, the related 5% distribution to common shareowners, or to make any contingent interest payments, discussed in “Obligations and Commitments” below. The Company has a negative net worth of $1.1 billion as of March 31, 2002 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company’s debt and equity securities involves a high level of risk to the investor.

Obligations and Commitments. The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at March 31, 2002. A detailed schedule of the timing of repayment has not been provided because the Company’s most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

Contractual and Contingent Obligations (Dollars in thousands)	Contractual Obligations	Contingent Obligations

Berkadia Loan	$3,900,000	$
New Senior Notes	3,250,478
Contingent interest on New Senior Notes			100,000
Unfunded customer commitments			917,852
Nonrecourse debt associated with the leveraged lease portfolio	1,057,762
Operating leases	20,071

	$8,228,311		$1,017,852

Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. The Berkadia Loan was further reduced to $3.2 billion in April 2002. All unpaid principal and accrued interest are due at maturity on August 20, 2006.

Principal repayment of the New Senior Notes cannot commence until the Berkadia Loan is paid in full and is contingent on the availability of excess cash, as defined. Contingent interest cannot commence until the New Senior Notes are paid in full. As noted above, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity in November 2009 or any contingent interest through its expiration in 2016.

Unfunded customer commitments have declined from $1.14 billion at December 31, 2001 to $917.9 million at March 31, 2002 primarily due to the termination of outstanding committed lines of credit within the corporate finance and resort portfolios. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual funding has been significantly below the commitment amounts.

Nonrecourse debt associated with the leveraged lease portfolio represents principal amounts due to third party lenders under lease agreements. Nonrecourse debt declined to $1.06 billion at March 31, 2002 due to scheduled principal payments and the Company’s decision to prepay $11.5 million of high cost debt associated with one leasing transaction that had its prepayment penalties expire during the first quarter.

Contractual operating lease obligations represent the total future minimum rental payments due under operating leases (primarily leased office space) as of March 31, 2002. During the Reorganization Proceedings, the Company rejected certain of its operating leases and is currently paying on a month-to-month basis while implementing alternative arrangements. By the end of the second quarter of 2002, the Company anticipates it will finalize lease negotiations on its primary operating headquarters in Scottsdale, Arizona, which will increase the Company’s contractual operating lease obligations.

Collection of the Portfolio. The following table summarizes the rollforward activity for total financial assets, net of the reserve for credit losses at March 31, 2002.

Total financial assets at December 31, 2001	$5,431,886

Cash activity:
Fundings under outstanding customer commitments	319,669
Collections on financial assets	(951,544)

Net cash flows	(631,875)

Non-cash activity:
Provision for credit losses (reversal)	25,184
Charge-offs of financial assets	(25,401)
Other non-cash activity	(4,317)

Net non-cash activity	(4,534)

Total financial assets at March 31, 2002	$4,795,477

Total financial assets, net of the reserve for credit losses, declined to $4.8 billion at March 31, 2002, down $636.4 million from $5.4 billion at December 31, 2001. During 2002, net cash flow from portfolio collections totaled $631.9 million, while non-cash activity resulted in a slight decrease in financial assets. Components of net cash flow included $834.5 million from collections on financial assets, $117.1 million from the sale of assets (excluding cash gains), offset by $319.7 million from fundings under outstanding customer commitments. Collections on financial assets included $248.6 million of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA’s asset portfolio and the higher level of nonaccruing assets in the remaining portfolio, prepayment levels as well as scheduled amortization are expected to decline over time. Non-cash activity included the reversal of $25.2 million of provision for credit losses, offset by a $25.4 million reduction related to markdowns of owned assets and $4.3 million of other non-cash activity, primarily operating lease depreciation offset by Fresh-Start accretion. The decline in total financial assets is expected to continue; however, not at the same pace.

FINOVA’s reserve for credit losses decreased to $960.1 million at March 31, 2002 from $1.0 billion at December 31, 2001. The reserve pertaining to impaired assets was substantially unchanged primarily due to amounts written off during the quarter and a modest improvement in collection experience on certain assets previously reserved, offset by new reserves established for other impaired assets. Reserves on unimpaired assets decreased as a result of significant portfolio runoff during the quarter. In April 2002, FINOVA sold $485 million of franchise assets at a slight gain. This sale will result in a reduction to reserves on unimpaired assets during the second quarter.

The reserve for credit losses as a percent of financing assets grew to 19.0% at March 31, 2002 compared to 18.3% at December 31, 2001. The reserve for credit losses as a percent of nonaccruing assets also grew to 56.5% at March 31, 2002 compared to 55.3% at December 31, 2001. Accounts classified as nonaccruing declined to $1.7 billion or 29.5% of total financial assets (before reserves) at March 31, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during the first quarter of 2002 included resort ($150.1 million), transportation ($40.0 million), healthcare ($20.8 million) and corporate finance ($16.3 million), partially offset by increases within rediscount ($45.8 million) and communications ($25.3 million). The large decline within the resort portfolio was primarily attributable to the Company negotiating a slightly discounted prepayment of one nonaccruing account (approximately $100 million), while the decline in the transportation portfolio was almost entirely due to the write-down of accounts in conjunction with foreclosure proceedings.

Earning impaired assets also increased during 2002 to $632.6 million at March 31, 2002 from $576.7 million at December 31, 2001. The majority of this increase was attributable to the resort portfolio, which grew to $147.6 million at March 31, 2002 from $42.4 million at year end. Partially offsetting the resort increase was a decline in the transportation portfolio of $38.8 million, resulting primarily from migration of these accounts to operating leases or off-lease status. The increase in resort was primarily due to the migration of one large exposure to impaired status following extension and modification of its payment terms.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters in the sections of this report captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

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

•	Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming to implement than anticipated.

•	Potential liabilities associated with dispositions of assets.

•	Other risks detailed in this and FINOVA’s other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income/(loss) by less than $10 million. An increase in rates would have a negative impact, while a decrease in rates would have a positive impact.

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

Item 6. Exhibits and Reports on Form 8-K

None.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

(Registrant)

Dated: May 10, 2002	By:	/s/ Stuart A. Tashlik
Stuart A. Tashlik, Senior Vice President, Chief Financial Officer Principal Financial and Accounting Officer