Form 10-Q
period 2002-06-30
FINOVA GROUP INC
filed 2002-08-14
CIK 883701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                                  Yes  X  No__
                                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
 As of August 12, 2002, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

================================================================================

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
                                      PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                           1
           Condensed Consolidated Balance Sheets                                                        1
           Condensed Statements of Consolidated Operations                                              2
           Condensed Statements of Consolidated Cash Flows                                              3
           Condensed Statements of Consolidated Shareowners' Equity                                     4
           Notes to Interim Condensed Consolidated Financial Statements                                 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         16
         Special Note Regarding Forward-Looking Statements                                             27

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                      28

                                      PART 2 OTHER INFORMATION

Item 1. Legal Proceedings                                                                              28

Item 4. Submission of Matters to a Vote of Security Holders                                            28

Item 6. Exhibits and Reports on Form 8-K                                                               29

Signatures                                                                                             30

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------------
                                                               Reorganized Company
                                                      June 30, 2002        December 31, 2001
                                                       (Unaudited)             (Audited)
-----------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                              $    480,716             $  1,027,241
Financing Assets:
Loans and other financing contracts, net                  3,628,348                5,020,426
Direct financing leases                                     360,956                  354,958
Leveraged leases                                            177,328                  196,813
-----------------------------------------------------------------------------------------------
Total financing assets                                    4,166,632                5,572,197
Less reserve for credit losses                             (800,665)              (1,019,878)
-----------------------------------------------------------------------------------------------
Net financing assets                                      3,365,967                4,552,319
-----------------------------------------------------------------------------------------------
Other Financial Assets:
Assets held for sale                                        262,579                  420,025
Operating leases                                            138,430                  190,925
Assets held for the production of income                    109,544                  151,872
Investments                                                  30,813                  116,745
-----------------------------------------------------------------------------------------------
Total other financial assets                                541,366                  879,567
-----------------------------------------------------------------------------------------------
Total Financial Assets                                    3,907,333                5,431,886
Other assets                                                 25,759                   44,898
-----------------------------------------------------------------------------------------------
                                                       $  4,413,808             $  6,504,025
===============================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
Berkadia Loan                                          $  2,850,000             $  4,900,000
Senior debt (principal amount due of $3.25 billion)       2,506,503                2,489,082
-----------------------------------------------------------------------------------------------
Total debt                                                5,356,503                7,389,082
Accounts payable and accrued expenses                       177,400                  223,155
Deferred income taxes, net                                   15,692                   12,357
-----------------------------------------------------------------------------------------------
Total Liabilities                                         5,549,595                7,624,594
-----------------------------------------------------------------------------------------------

Shareowners' Equity:
Common stock, $0.01 par value, 400,000,000 shares
  authorized and 125,873,000 shares issued                    1,259                    1,259
Additional capital                                           16,940                   16,928
Accumulated deficit                                      (1,150,352)              (1,142,300)
Accumulated other comprehensive (loss) income                (3,098)                   4,080
Common stock in treasury, 3,832,000 shares                     (536)                    (536)
-----------------------------------------------------------------------------------------------
Total Shareowners' Equity                                (1,135,787)              (1,120,569)
-----------------------------------------------------------------------------------------------
                                                       $  4,413,808             $  6,504,025
===============================================================================================

        See notes to interim condensed consolidated financial statements.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                               Reorganized      Predecessor          Reorganized     Predecessor
                                                 Company          Company              Company         Company
                                                Three Months Ended June 30,           Six Months Ended June 30,
                                            ----------------------------------   ----------------------------------
                                                    2002            2001                 2002             2001
-------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                                $      62,586     $   137,245         $    143,423     $   319,926
Rental income                                         11,037          19,990               21,173          40,326
Operating lease income                                10,957          15,990               23,159          39,397
Fees and other income                                 10,942          24,425               25,284          57,377
-------------------------------------------------------------------------------------------------------------------
Total Revenues                                        95,522         197,650              213,039         457,026
-------------------------------------------------------------------------------------------------------------------

Expenses:
Interest expense                                     103,782         158,715              216,072         331,265
Operating lease and other depreciation                10,704          26,349               20,769          47,180
Provision for credit losses                         (128,834)        162,999             (154,018)        224,749
Net loss on financial assets                          64,527         261,155               63,559         254,504
Portfolio expenses                                    13,580           3,450               21,555           7,144
General and administrative expenses                   27,632          36,526               53,150          87,820
Net reorganization benefit                                           (17,675)                              (8,056)
-------------------------------------------------------------------------------------------------------------------
Total Expenses                                        91,391         631,519              221,087         944,606
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
  before income taxes and preferred dividends          4,131        (433,869)              (8,048)       (487,580)
Income tax (expense) benefit                              (2)            296                   (4)         (2,047)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before preferred dividends                           4,129        (433,573)              (8,052)       (489,627)
Preferred dividends, net of tax                                        2,238                                3,184
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations               4,129        (435,811)              (8,052)       (492,811)
Discontinued operations, net of tax expense
  of $428 and $1,157, respectively                                     4,543                               (1,403)
Net loss on disposal of operations                                    (5,197)                             (17,997)
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                              $       4,129     $  (436,465)        $     (8,052)    $  (512,211)
===================================================================================================================

Basic/diluted income (loss) per share:
Income (loss) from continuing operations       $        0.03     $     (7.14)        $      (0.07)    $     (8.07)
Loss from discontinued operations                                      (0.01)                               (0.32)
-------------------------------------------------------------------------------------------------------------------
Income (loss) per share                        $        0.03     $     (7.15)        $      (0.07)    $     (8.39)
-------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares outstanding     122,041,000      61,019,000          122,041,000      61,044,000
===================================================================================================================

        See notes to interim condensed consolidated financial statements.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                               Reorganized              Predecessor
                                                                                 Company                  Company
                                                                                    Six Months Ended June 30,
                                                                               ------------------------------------
                                                                                  2002                     2001
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Continuing Operating Activities                    $  (104,500)             $   229,448
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from disposals of leases and other owned assets                          20,294                   20,912
  Proceeds from sales of investments                                               148,004                   31,897
  Proceeds from sales of financial assets                                          507,675                   18,950
  Collections from financial assets                                              1,515,370                1,571,393
  Expenditures for financial assets                                               (609,010)                (508,056)
  Recoveries of loans previously written off                                        25,642                    3,533
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                        1,607,975                1,138,629
-------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Repayments of Berkadia Loan                                                   (2,050,000)
  Repayments of indebtedness subject to chapter 11 proceedings                                               (2,993)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                           (2,050,000)                  (2,993)
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Discontinued Operations                                                                686,357
-------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash and Cash Equivalents                                  (546,525)               2,051,441

Cash and Cash Equivalents,  beginning of period                                  1,027,241                  699,228

-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,  end of period                                      $   480,716              $ 2,750,669
===================================================================================================================

        See notes to interim condensed consolidated financial statements.

                              THE FINOVA GROUP INC.
            CONDENSED STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              Other        Common        Total
                                                      Common   Additional   Accumulated   Comprehensive   Stock in   Shareowners'
                                                      Stock     Capital       Deficit     Income (Loss)   Treasury      Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001 (Predecessor)                $  648  $ 1,107,575   $  (283,435)    $  15,154    $(167,008)  $    672,934
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss before reorganization and
    Fresh-Start Reporting                                                      (597,085)                                 (597,085)
  Net change in unrealized holding gains (losses)                                             (19,000)                    (19,000)
  Net change in foreign currency translation                                                     (540)                       (540)
                                                                                                                     ------------
    Comprehensive loss                                                                                                   (616,625)
                                                                                                                     ------------
Net change in unamortized amount of
    restricted stock and other                                     11,956                                                  11,956
Shares cancelled from employee benefit
    plans                                                                                                  (11,263)       (11,263)
Effect of reorganization and Fresh-Start
    Reporting                                            611   (1,102,631)      880,520         4,386      177,735        (39,379)
---------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001 (Reorganized)                 1,259       16,900                                     (536)         17,623
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                   (1,142,300)                               (1,142,300)
  Net change in unrealized holding gains (losses)                                               6,999                       6,999
  Net change in foreign currency translation                                                   (2,919)                     (2,919)
                                                                                                                     ------------
    Comprehensive loss                                                                                                 (1,138,220)
                                                                                                                     ------------
Other                                                                  28                                                      28
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 (Reorganized)               1,259       16,928    (1,142,300)        4,080         (536)    (1,120,569)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                       (8,052)                                   (8,052)
  Net change in unrealized holding gains
    (losses)                                                                                  (10,039)                    (10,039)
  Net change in foreign currency translation                                                    2,861                       2,861
                                                                                                                     ------------
    Comprehensive loss                                                                                                    (15,230)
                                                                                                                     ------------
  Other                                                                12                                                      12
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002 (Reorganized)                  $1,259  $    16,940   $(1,150,352)    $  (3,098)   $    (536)  $ (1,135,787)
=================================================================================================================================

        See notes to interim condensed consolidated financial statements.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (Dollars in thousands in tables, except per share data)
                                   (Unaudited)

A.  Nature of Operations and Reorganization

The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The following discussion relates to The FINOVA Group Inc., a financial services holding company, and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954. FINOVA's stock is traded over-the-counter under the symbol "FNVG."

Since its emergence from bankruptcy in August 2001, the Company's business activities have been limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. FINOVA is no longer engaged in any new lending activities, except to honor previously existing customer commitments. Any cash generated from these activities in excess of cash reserves permitted in the Company's debt agreements is used to pay down FINOVA's obligations to its creditors. Operations have been restructured to more efficiently manage these collection efforts. The Company has sold portions of asset portfolios and will consider future sales if buyers can be found at appropriate prices.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of June 30, 2002, the Company had 396 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively.

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the "Debtors") filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA's Third Amended and Restated Joint Plan of Reorganization (the "Plan"), pursuant to which the Debtors restructured their debt, effective August 21, 2001 (the "Effective Date").

Pursuant to the Plan, Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 with Contingent Interest due 2016 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.65 billion as of the filing of this report. FINOVA does not anticipate loan repayments to continue at this pace, absent substantial asset sales.

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which together with changes in the Company's operations, have resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the "Reorganized Company") not being comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Going Concern

While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company's ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company's ability to do so, the Company may not be able to repay the New Senior Notes in their entirety at maturity in November 2009. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's independent public accountants qualified their report on the Company's 2000 and 2001 financial statements due to concerns about the Company's ability to continue as a going concern.

B.   Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of Fresh-Start Reporting adjustments, the reserve for credit losses and measurement of impairment. Other estimates include selection of appropriate discount rates used in net present value calculations, determination of fair values of certain financial instruments for which there is not an active market, residual assumptions for leasing transactions, and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

Consolidation Policy for Interim Reporting

The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Segment Reporting Policy

In connection with the Company's reorganization and emergence from bankruptcy as a new reporting entity, formerly reported operating segments have been combined into one operating unit. FINOVA is no longer soliciting new business and its assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units and as a result, comparisons with prior periods are not meaningful. Management's plan is to maximize the value of its assets through orderly administration and collection of the portfolio. Accordingly, the performance of reportable business segments presented in the Predecessor Company's financial statements is no longer meaningful to the operation of the Reorganized Company.

Application of Critical Accounting Policies and Use of Estimates

The following policies are considered by the Company to be among the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

Carrying Amounts, Impairment and Use of Estimates

Several of the Company's accounting policies pertain to the ongoing determination of impairment reserves on financing assets and carrying amounts of other financial assets. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Cash flow estimates assume that the Company's asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. It is management's belief that a short-term asset liquidation could have a material negative impact on the Company's ability to recover recorded asset amounts.

FINOVA's process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current facts and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company's customers and FINOVA's collateral. In addition, assumptions are sometimes necessary concerning the customer's ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company's cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in the facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets is recorded through the Company's reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of other financial assets including assets held for sale, assets held for the production of income and other owned assets are marked down directly against their carrying amount. Accounting rules permit further mark down if changes in facts and assumptions result in additional impairment; however, these assets may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

During the first six months of 2002, the Company's detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company's portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. The current market for most of these aircraft is inactive with little or no demand. In accordance with the provisions of SFAS No. 144, FINOVA has recorded impairment on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that the aircraft will be re-leased or sold in the future despite the lack of demand for such aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate the aircraft today, which it does not intend to do because the Company believes it not to be consistent with maximizing the value of the portfolio.

SFAS No. 144 does not permit the Company to record impairment on owned assets by discounting estimated cash flows, when undiscounted estimated cash flows exceed the carrying amount of such assets. As a result, at June 30, 2002, FINOVA was unable to record approximately $48 million of additional losses that would have been recorded had discounted cash flow calculations been permitted to measure impairment on these assets. If future changes in facts and assumptions necessitate a reduction in estimated cash flows for these owned assets, the Company may be required to recognize additional losses.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is currently little or no demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types which are forecast to go back on lease in the future will in fact, be re-leased, and may further reduce carrying amounts if it is determined that such re-leasing is unlikely to occur or that lower market values have been established.

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

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or ability to hold to maturity. Assets held for sale are revalued at least quarterly at the lower of cost or market, less anticipated selling expenses, with the adjustment, if any, recorded in current operations. The determination of market value is often dependent upon the estimation of anticipated future cash flows discounted at appropriate market rates to determine net present value.

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," FINOVA implemented Fresh-Start Reporting upon emergence from chapter 11. This resulted in material adjustments to the historic carrying amounts of the Company's assets and liabilities to record them at their current fair values. The resulting carrying amounts were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be appropriate.

The fresh-start adjustments to revenue accruing loans and financing leases will accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company's policy is to suspend income accretion.

The fresh-start adjustment to the New Senior Notes will be amortized to interest expense over the life of the debt utilizing the effective interest method, thereby eventually increasing the recorded amount of the debt to the full principal amount due.

Impaired Loans. In accordance with SFAS No. 114, "Accounting for Creditors for Impairment of a Loan" ("SFAS No. 114"), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest payments, in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original effective interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in Fresh-Start Reporting are now considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

Impairment of Owned Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), an owned asset is considered impaired if undiscounted future cash flows expected to be generated by the asset are less than the carrying amount of the asset. SFAS No. 144 provides several acceptable methods for measuring the amount of the impairment. FINOVA's typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using discount rates determined by the Company to be appropriate. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

Investments. The Company's investments include debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities are designated as either (a) held to maturity, which are carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which are carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which are carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of shareowners' equity.

Partnerships are accounted for under either the cost or equity method depending on the Company's level of ownership in the partnership. Under the equity method, the Company recognizes its share of income or losses of the partnership in the period in which they are earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment and the eventual outcomes may differ from the estimates.

Net Assets of Discontinued Operations. Upon emergence from chapter 11, the Company reclassified its net assets of discontinued operations to assets held for sale. This decision reflects management's intention to manage all assets of the Company as one operating unit. These assets were reclassified at their estimated net realizable values.

During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services businesses. As a result, the Company reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity, and cash flows of these discontinued operations were excluded from the respective captions in the consolidated balance sheet and statements of consolidated operations and cash flows presented. The net assets of discontinued operations represented reasonable estimates of the net realizable values of those businesses. These estimates were based on market conditions, interest rates and other factors that could differ significantly from actual results.

Nonaccruing Assets. Accounts are generally classified as "nonaccruing" when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as impaired even though the borrower is current on principal and interest payments.

Receivable Sales. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," subsequently amended by SFAS No. 140, when the Company sells receivables, it may retain subordinated interests, which are retained interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables is surrendered. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer. Active markets with quoted prices for retained interests generally do not exist. Therefore, the Company estimates fair value based on the present value of future estimated cash flows and key assumptions, i.e. net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

FINOVA's retained interests in transferred receivables are generally treated as assets available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, in accordance with the Emerging Issues Task Force ("EITF") Issues No. 99-20 "Reorganization of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets," if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations. These retained interests are carried on the balance sheet within investments.

During the periods in which FINOVA had assets classified as discontinued operations, the retained interest in the transferred receivables that related to those operations were recorded within discontinued operations.

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company's loan and financing lease portfolios. This reserve is not established for assets held for sale, assets held for the production of income or other owned assets, including assets on operating leases and residuals, as these asset classes are subject to other accounting rules, which require direct write down for impairment. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery. The reserve is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. This includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

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

Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield. As a result of FINOVA's elimination of new business activities, no new origination fees are anticipated.

Original issue discounts are established when equity interests are received in connection with a funded loan and are based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield. As a result of FINOVA's elimination of new business activities, no new original issue discounts are anticipated.

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

C.   Total Financial Assets

Total financial assets represents the Company's portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of June 30, 2002 and December 31, 2001, the carrying amount of total financial assets (before reserve for credit losses) was $4.7 billion and $6.5 billion, respectively.

The following table details the composition of the Company's total financial assets at June 30, 2002:

                             TOTAL FINANCIAL ASSETS
                                  JUNE 30, 2002
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                               Revenue      Revenue                      Nonaccruing                      Total
                              Accruing     Accruing      Nonaccruing        Leases                      Financial
                               Assets      Impaired       Impaired         & Other       Other (1)        Assets          %
-------------------------------------------------------------------------------------------------------------------------------
Resort                       $1,000,031    $ 117,710       $  143,134        $ 12,157     $  3,500      $1,276,532       27.1
Transportation                               360,633          240,108                      225,168         825,909       17.5
Specialty Real Estate           518,980       22,794           95,306          14,220       14,989         666,289       14.2
Rediscount                      218,145       21,284          302,027          20,427                      561,883       11.9
Healthcare                      113,576                       233,272          10,839        1,492         359,179        7.6
Commercial Equipment            208,590                        61,971          16,064       16,571         303,196        6.4
Communications                   44,616        4,895          241,135                          393         291,039        6.2
Franchise (2)                    16,702        7,934          185,097           5,879        5,047         220,659        4.7
Corporate Finance                28,786                        69,427           2,394                      100,607        2.1
Mezzanine                        38,443        1,372           26,916           1,206        6,599          74,536        1.6
Other                            19,625                                         3,517        5,027          28,169        0.7
-------------------------------------------------------------------------------------------------------------------------------
Total financial assets       $2,207,494    $ 536,622       $1,598,393        $ 86,703     $278,786     $ 4,707,998      100.0
Reserve for credit losses                                                                                 (800,665)
---------------------------------------------------------------------------------------------------------------------
Total (3)                                                                                              $ 3,907,333
=====================================================================================================================

------------
Notes:

   (1) Other includes operating leases, investments, assets held for the production of income and certain assets held for sale.
   (2) In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale included substantially all the performing assets in FINOVA's franchise portfolio. In August 2002, the Company completed the sale of an additional $67 million of assets at their carrying value (net of reserves). This sale principally included impaired assets. The Company will continue the orderly liquidation of its remaining franchise assets.
   (3) Excludes $182.8 million of assets sold that the Company manages, including $88.6 million in commercial equipment and $94.2 million in franchise.

D.   Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

--------------------------------------------------------------------------------
                                                   Six Months Ended June 30,
                                                      2002            2001
--------------------------------------------------------------------------------
Balance, beginning of period                       $1,019,878      $  578,750
Provision for credit losses                          (154,018)        224,749
Write-offs                                            (91,154)       (120,297)
Recoveries                                             25,642           3,533
Other                                                     317             (85)
--------------------------------------------------------------------------------
Balance, end of period                             $  800,665      $  686,650
================================================================================

A summary of the reserve for credit losses by impaired and other is as follows:

--------------------------------------------------------------------------------
                                                   June 30,      December 31,
                                                     2002            2001
--------------------------------------------------------------------------------
Reserves on impaired assets                         $ 621,068       $  636,661
Other reserves                                        179,597          383,217
--------------------------------------------------------------------------------
Reserve for credit losses                           $ 800,665      $ 1,019,878
================================================================================

The Company's reserve for credit losses represents FINOVA's estimate of inherent losses in its portfolio. On a periodic basis, the Company performs detailed portfolio reviews to identify impaired assets, to measure the amount of such impairment and to estimate inherent losses on assets that are not impaired. SFAS No. 114 defines impaired assets as those not expected to perform in accordance with contractual terms and specifies the measurement of impairment on the basis of net present value, determined by discounting expected cash flows from the borrower at the original effective interest rate of the transaction or net fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance and other inherent portfolio characteristics.

FINOVA's reserve for credit losses decreased to $800.7 million at June 30, 2002 from $1.0 billion at December 31, 2001. At June 30, 2002, the total carrying amount of impaired loans was $2.1 billion, of which $536.6 million were revenue accruing. The Company has established impairment reserves of $621.1 million related to $1.6 billion of nonaccruing and impaired loans. At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The impairment reserves at December 31, 2001 totaled $636.7 million related to $1.7 billion of impaired loans.

The other reserves pertaining to inherent losses estimated on unimpaired assets decreased as a result of asset sales (including the April 2002 sale of $485 million of franchise assets), portfolio runoff and the reclassification of previously unimpaired assets to impaired status. Reserves on impaired assets decreased modestly due to write-offs and a slight improvement in collection experience on certain assets previously reserved, substantially offset by additional reserves established on assets reclassified to impaired status and additional reserves recorded on other impaired assets.

The reserve for credit losses as a percent of financing assets grew to 19.2% at June 30, 2002 compared to 18.3% at December 31, 2001. The reserve for credit losses as a percent of nonaccruing assets decreased to 47.5% at June 30, 2002 from 55.3% at December 31, 2001. Reserves on impaired assets as a percent of nonaccruing and impaired assets increased to 28.0% at June 30, 2002 from 26.3% at December 31, 2001. Accounts classified as nonaccruing were $1.7 billion or 35.8% of total financial assets (before reserves) at June 30, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during 2002 included resort ($137.6 million), corporate finance ($64.4 million) and transportation ($48.1 million), partially offset by increases within rediscount ($39.8 million), communications ($32.2 million) and commercial equipment ($21.9 million). The large decline within the resort portfolio was primarily attributed to the Company negotiating a slightly discounted prepayment of a nonaccruing account (approximately $100 million), while the decline in the transportation portfolio was almost entirely due to the writedown of aircraft values in conjunction with repossession. The reduction within the corporate finance portfolio was due to its continued liquidation and runoff.

E.   Debt

The Company's total debt outstanding was as follows:

--------------------------------------------------------------------------------
                                                 June 30,         December 31,
                                                   2002               2001
--------------------------------------------------------------------------------
Berkadia Loan                                  $  2,850,000       $  4,900,000
Senior debt:
  Principal amount due at maturity                3,251,215          3,250,478
  Discount for Fresh-Start Reporting               (744,712)          (761,396)
--------------------------------------------------------------------------------
Total senior debt                                 2,506,503          2,489,082
--------------------------------------------------------------------------------
Total debt                                     $  5,356,503       $  7,389,082
================================================================================

Upon emergence from bankruptcy, all of FINOVA's outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of New Senior Notes to restructure the Company's pre-emergence indebtedness (including TOPrS), and repay all accrued and unpaid pre-petition and post-petition interest.

The terms of the Credit Agreement dated August 21, 2001 between Berkadia and FINOVA Capital (the "Credit Agreement") and the Indenture governing the New Senior Notes (the "Indenture") prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement and the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia $200 million on both April 8, 2002 and July 8, 2002. In addition to the mandatory prepayments, the Company has made, with Berkadia's consent, voluntary prepayments of $500 million on April 15, 2002 (proceeds from the franchise sale) and $350 million on June 7, 2002. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.65 billion as of the filing of this report. Loan repayments are unlikely to continue at this pace, absent substantial asset sales.

The Berkadia Loan matures on August 20, 2006 and bears interest, payable monthly at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. Prior to maturity, mandatory prepayments of principal are required to be made from available cash. All outstanding principal and accrued and unpaid interest is payable at maturity. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Berkadia Loan.

The terms of the Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the Berkadia Loan balance of not less than 1.25 to 1. As of June 30, 2002, the Company's Collateral Value was $4.4 billion and the Berkadia Loan balance was $2.85 billion, resulting in a ratio of 1.56 to 1.

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

Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity. The Company has a negative net worth of $1.1 billion as of June 30, 2002 ($1.9 billion if the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, the Company believes that investing in the Company's debt or equity securities involves a high level of risk to the investor.

F.   Deferred Taxes

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 ("Act"). The Act includes provisions allowing corporations to carryback certain tax net operating losses ("NOLs") for longer periods and with fewer limitations. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs were available for carryback, thereby entitling the Company to a refund of approximately $67 million. As a result of the special election and carryback of NOLs, the Company will not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income ("COD") as contemplated in the Company's Form 10-K for December 31, 2001. After carryback of federal NOLs against prior year taxable income, December 31, 2001 federal NOLs of $554.4 million are available for carryforward into 2002 through 2022. The pending refund has not been recognized in the June 30, 2002 financial statements and will be recorded as an addition to shareowners' equity when the cash payment is received.

G.   Income (Loss) Per Share

Basic income (loss) per share excludes the effects of dilution and is computed by dividing income (loss) from continuing operations by the weighted average amount of common stock outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock.

In conjunction with the Company's reorganization, all convertible securities, stock incentive plans, outstanding stock options, stock appreciation rights and restricted stock were cancelled. As a result, basic and diluted income (loss) per share are equal for all periods subsequent to the reorganization. For the period ended June 30, 2001, basic income (loss) per share equaled diluted income
(loss) per share as the options and preferred stock were antidilutive.

Basic and diluted income (loss) per share calculations are presented in the Condensed Statements of Consolidated Operations and are detailed below:

---------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                        2002             2001            2002              2001
--------------------------------------------------------------------------------------------------------------------
Basic/Diluted Income (Loss) Per Share
   Computation:
Income (loss) from continuing operations            $      4,129      $  (435,811)   $     (8,052)       $  (492,811)
====================================================================================================================

Weighted average shares outstanding                  122,041,000       61,153,000     122,041,000         61,178,000
Contingently issued shares                                               (134,000)                          (134,000)
--------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                     122,041,000       61,019,000     122,041,000         61,044,000
====================================================================================================================

Basic/diluted income (loss) from continuing
   operations per share                             $       0.03      $     (7.14)   $      (0.07)       $     (8.07)
====================================================================================================================

H.   Litigation and Claims

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

If any litigation matters result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company's financial condition, it does not expect that it can satisfy all its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

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

The Debtors obtained orders from the Bankruptcy Court on the first day, permitting them to continue their operations in the ordinary course, including honoring their obligations to borrowers. The orders also permitted the Debtors to pay certain pre- and post-petition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors.

The Debtors' Third Amended and Restated Joint Plan of Reorganization became effective on August 21, 2001, upon consummation of the Berkadia Loan. See Note B "Significant Accounting Policies" for more information regarding the Reorganization Proceedings.

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to proofs of claims filed by creditors or alleged creditors, as well as administrative claims and claims for damages for rejected executory contracts. Many of these claims relate to pre-petition litigation claims and it is possible that some of the claims could be decided against FINOVA. Many of those claims are for amounts substantially in excess of amounts, if any, that FINOVA believes it owes the creditor. FINOVA intends to vigorously defend against these claims.

Securities Litigation

As noted below, all of the shareholder and derivative lawsuits discussed below have been settled or dismissed and are no longer pending against the Company.

Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA's former chairman, president and chief executive officer. Two of the lawsuits also named FINOVA Capital as a defendant and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis and the Louisiana School Employees Retirement System) and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purported to be on behalf of all those who purchased FINOVA Capital's 7.25% Notes which, prior to the reorganization, would have been due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

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

Subsequent to the consolidation of the original five shareowner lawsuits, other related lawsuits were initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company's acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, FINOVA, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer and Bruno Marszowski. The complaints allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest and other relief.

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

After extensive negotiations, the parties reached an agreement in principle to resolve all of the various claims in the Consolidated Securities Litigation, including the claims in the Tennessee actions that had been transferred and consolidated in January 2001, and the claims asserted in the Tennessee state court action brought by Ronald Benkler. The Bankruptcy Court preliminarily approved the agreement in principle on August 10, 2001. Between September 2001 and January 2002, the lead plaintiffs conducted confirmatory discovery in connection with the settlement. The parties executed a settlement agreement on February 19, 2002. On May 14, 2002 the United States District Court in Arizona granted a motion for preliminary approval of the settlement; after notice was sent to known and potential class members, and having received no objections to the settlement, the District Court granted final approval at a hearing held on July 26, 2002.

Pursuant to the settlement, FINOVA funded its share of the settlement amount into an escrow account established by the plaintiffs, and FINOVA assigned to the plaintiffs FINOVA's claim under the settlement agreement against Reliance Insurance Company ("RIC"), one of FINOVA's insurers. RIC, which is currently in liquidation, did not fund its share of the settlement. This assignment is without recourse to FINOVA.

Finally, two shareowners' derivative lawsuits were filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purported to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against several current and former officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions sought unspecified money damages and other relief. As with the consolidated securities litigation, the allegations centered generally on claims that there were materially misleading statements regarding FINOVA's loss reserves. The Plan, which was confirmed on August 10, 2001, provided that the Company may enforce any claims or causes of action arising before or after the petition that the Company has against any entity or person, that the Company may pursue or abandon such claims or causes of action as it deems appropriate, and that no creditor or shareowner may pursue or commence such litigation, whether direct or derivative, in regard to such claims and causes of action. The shareowners' derivative actions are thus superceded by the Plan. By stipulation of the parties, the Delaware Chancery Court therefore dismissed the Kass lawsuit in December 2001, and the Arizona District Court dismissed the Burkholter lawsuit in January 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with FINOVA's Form 10-K for the year ended December 31, 2001.

The following discussion relates to The FINOVA Group Inc., a financial services holding company, and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954. FINOVA's stock is traded over-the-counter under the symbol "FNVG."

Historically, FINOVA relied upon borrowed funds and internal cash flow to finance its operations. Profit has been typically recorded from the spread between the cost of borrowing and rates or fees paid by its customers, less operating expenses. The Company also generates revenues through loan servicing and related activities and the sale of assets.

Beginning in the first quarter of 2000, a series of events impeded FINOVA's access to capital in the public and private markets. As the year progressed, the U.S. economy continued to weaken and FINOVA's portfolio experienced higher levels of delinquencies. The impact of these events resulted in increased levels of problem accounts, higher cost of funds and inadequate access to capital. This deterioration in financial stability culminated in the Company's chapter 11 reorganization.

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the "Debtors") filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA's Third Amended and Restated Joint Plan of Reorganization (the "Plan"), pursuant to which the Debtors restructured their debt, effective August 21, 2001 (the "Effective Date").

Pursuant to the Plan, Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 with Contingent Interest due 2016 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which, together with changes in the Company's operations, have resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the "Reorganized Company") not being comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Recent Developments

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 ("Act"). The Act includes provisions allowing corporations to carryback certain tax net operating losses ("NOLs") for longer periods and with fewer limitations. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs were available for carryback, thereby entitling the Company to a refund of approximately $67 million. As a result of the special election and carryback of NOLs, the Company will not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income ("COD") as contemplated in the Company's Form 10-K for December 31, 2001. After carryback of federal NOLs against prior year taxable income, December 31, 2001 federal NOLs of $554.4 million are available for carryforward into 2002 through 2022. The pending refund has not been recognized in the June 30, 2002 financial statements and will be recorded as an addition to shareowners' equity when the cash payment is received.

In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale included substantially all the performing assets in FINOVA's franchise portfolio. In August 2002, the Company completed the sale of an additional $67 million of assets at their carrying value (net of reserves). This sale principally included impaired assets. The Company will continue the orderly liquidation of its remaining franchise assets.

Pursuant to the terms of the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the "Credit Agreement"), FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the excess cash flow as defined in the Credit Agreement. As a result, the Company paid Berkadia $200 million on both April 8, 2002 and July 8, 2002. In addition to the mandatory prepayments, the Company has made, with Berkadia's consent, voluntary prepayments of $500 million on April 15, 2002 (proceeds from the franchise sale) and $350 million on June 7, 2002. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.65 billion as of the filing of this report. Loan repayments are unlikely to continue at this pace, absent substantial sales of assets.

On July 26, 2002, the U.S. District Court granted final approval for a settlement in the consolidated class action securities suits filed against FINOVA and several other defendants. Pursuant to this settlement, FINOVA funded its portion and assigned to the plaintiffs FINOVA's claim against Reliance Insurance Company, one of FINOVA's insurance carriers that is in liquidation and did not fund its share of the settlement. For further details of the securities litigation settlement, see Note H, "Litigation and Claims."

In August 2002, the Company's Board of Directors approved the use of up to $300 million of cash to repurchase New Senior Notes. Repurchases, if any, will be made in the open market or in privately negotiated transactions subject to market conditions and would be funded from FINOVA's existing cash resources. Depending upon market conditions, the Company's financial condition and/or other factors, those repurchases may be commenced or suspended at any time without prior notice.

Pursuant to the terms of the Berkadia Loan and the Indenture governing the New Senior Notes, the Company obtained the consent of Berkadia to this possible repurchase. Berkadia's consent is necessary for cash to be used to repurchase New Senior Notes rather than make mandatory prepayments on the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia have agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes, if any) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase New Senior Notes, intends to do so only at substantial discounts to par and at prices reflective of then current market levels. Although the repurchase has been authorized, there can be no assurance that the Company will purchase any New Senior Notes or that New Senior Notes will become available at an acceptable price. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of the FINOVA Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

Lawrence S. Hershfield, the Company's Chief Executive Officer has advised FINOVA's Board of Directors that he intends to resign his position to pursue other opportunities. He has agreed to remain as Chief Executive Officer and as a Director until December 31, 2002 or such earlier date that his replacement is appointed. FINOVA's Board of Directors is currently evaluating candidates to replace Mr. Hershfield.

Current Business Activities

Pursuant to the terms of the Credit Agreement and the Indenture governing the New Senior Notes (the "Indenture"), FINOVA is not engaged in any new customer lending activities, nor does it expect to engage in any of these activities for the foreseeable future. The Company's current business activities are limited to maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio, and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at appropriate prices. Operations have been restructured to more efficiently manage these collection efforts. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers, or foreclose on its collateral for borrowers who do not comply with their agreements. In some instances, the Company has taken and expects to continue to take ownership or a controlling equity interest in certain of its customers' businesses. FINOVA may operate these entities until the assets are liquidated, which may take a number of years in some cases. FINOVA continues to fund existing customer commitments. All funds generated from the Company's portfolio in excess of defined cash reserves is to be used to satisfy its creditors in the manner and priorities set forth in the Credit Agreement and the Indenture.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of June 30, 2002, the Company had 396 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively.

Application of Critical Accounting Policies and Use of Estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. The Company believes the following to be among the most critical judgment areas in the application of its accounting policies. Additional accounting policies are discussed in Note B of the Notes to Interim Condensed Consolidated Financial Statements.

Carrying Amounts, Impairment and use of Estimates

Several of the Company's accounting policies pertain to the ongoing determination of impairment reserves on financing assets and carrying amounts of other financial assets. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Cash flow estimates assume that the Company's asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. It is management's belief that a short-term asset liquidation could have a material negative impact on the Company's ability to recover recorded asset amounts.

FINOVA's process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current facts and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company's customers and FINOVA's collateral. In addition, assumptions are sometimes necessary concerning the customer's ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company's cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in the facts and assumptions have resulted in, and may in the future result in significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets is recorded through the Company's reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of other financial assets including assets held for sale, assets held for the production of income and other owned assets are marked down directly against their carrying amount. Accounting rules permit further mark down if changes in facts and assumptions result in additional impairment; however, these assets may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

During the first six months of 2002, the Company's detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company's portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. The current market for most of these aircraft is inactive with little or no demand. In accordance with the provisions of SFAS 144, FINOVA has recorded impairment on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that the aircraft will be re-leased or sold in the future despite the lack of demand for such aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate the aircraft today, which it does not intend to do because the Company believes it not to be consistent with maximizing the value of the portfolio.

SFAS No. 144 does not permit the Company to record impairment on owned assets by discounting estimated cash flows, when undiscounted estimated cash flows exceed the carrying amount of such assets. As a result, at June 30, 2002, FINOVA was unable to record approximately $48 million of additional losses that would have been recorded had discounted cash flow calculations been permitted to measure impairment on these assets. If future changes in facts and assumptions necessitate a reduction in estimated cash flows for these owned assets, the Company may be required to recognize additional losses.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is currently little or no demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types which are forecast to go back on lease in the future will in fact, be re-leased, and may further reduce carrying amounts if it is determined that such re-leasing is unlikely to occur or that lower market values have been established.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA's estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created through provision for credit losses if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of June 30, 2002, the reserve for credit losses totaled $800.7 million.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA's typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using appropriate discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of appropriate discount rates for net present value calculations and residual value assumptions for leases. If actual results differ from the estimates used to determine impairment, additional markdowns may be necessary, impacting financial condition and results from operations. As of June 30, 2002, owned assets totaled $248.0 million, or 5.3% of total financial assets (before reserves).

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of June 30, 2002, assets held for sale totaled $262.6 million, or 5.6% of total financial assets (before reserves).

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a borrower/lessee becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, borrower/lessee financial performance, the ability of borrowers/lessees to obtain full refinancing of balloons or residuals at maturity and FINOVA's ability or willingness to provide such refinancing. Changes in assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of June 30, 2002, $1.7 billion, or 35.8% of total financial assets (before reserves), was classified as nonaccruing.

Fresh-Start Reporting. Upon emergence from the Reorganization Proceedings, the Company adopted the provisions of Fresh-Start Reporting, which resulted in material adjustments to the historical carrying amounts of the Company's assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. Amortization will cease to the extent that the underlying transactions are classified as nonaccruing or the Company forecloses on the collateral underlying the transaction. The New Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount will be amortized as additional interest expense over the term of the notes and the liability recorded on the Reorganized Company's Consolidated Balance Sheet will increase in an amount equal to such amortization. Although the recorded balance will be net of the unamortized discount, the Company's repayment obligation is the $3.25 billion principal amount. Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the principal amount of the New Senior Notes at maturity.

The adjustments relating to the adoption of Fresh-Start Reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company's debt securities shortly after emergence, which were based on market values in effect prior to September 11, 2001. Changes to estimated cash flows could impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles do not permit additional fair value adjustments to the New Senior Notes after the initial Fresh-Start Reporting date, including those that would have resulted from the aftermath of September 11.

Results of Operations

As a result of the application of Fresh-Start Reporting guidelines and changes in the Company's operations, the condensed consolidated financial statements for the three and six months ended June 30, 2002 are not comparable to those of the Company for the prior year; however, the following discussion of results for the three and six months ended June 30, 2002 and 2001 may provide the reader with useful information regarding the current status of the Company.

--------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                              ----------------------------------------------------------------------------
(in millions)                                     2002         2001         Change      2002         2001        Change
--------------------------------------------------------------------------------------------------------------------------
Interest margins                                $ (19.0)     $   12.6      $ (31.6)   $ (23.8)     $   78.6     $ (102.4)
Provision for credit losses                       128.8        (163.0)       291.8      154.0        (224.7)       378.7
Net loss on financial assets                      (64.5)       (261.2)       196.7      (63.6)       (254.5)       190.9
Portfolio expenses                                (13.6)         (3.5)       (10.1)     (21.6)         (7.1)       (14.5)
General and administrative expenses               (27.6)        (36.5)         8.9      (53.1)        (87.8)        34.7
Net reorganization benefit                                       17.7        (17.7)                     8.0         (8.0)
Income tax benefit/expense                                        0.3         (0.3)                    (2.1)         2.1
Preferred dividends                                              (2.2)         2.2                     (3.2)         3.2
Discontinued operations                                          (0.7)         0.7                    (19.4)        19.4
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $   4.1      $ (436.5)     $ 440.6    $  (8.1)     $ (512.2)    $  504.1
===========================================================================================================================

Six Months Ended June 30, 2002 and 2001

Interest Margins. For the six months ended June 30, 2002, interest margins (defined as total revenues less interest expense and operating lease and other depreciation) declined $102.4 million to a negative $23.8 million primarily due to lower revenues resulting from a significantly lower level of earning assets and higher borrowing costs relative to historic rates paid by the Company. Total financial assets (before reserves) declined to $4.7 billion at June 30, 2002 from $9.6 billion at June 30, 2001, while during the same period, nonaccruing assets increased to $1.7 billion from $1.6 billion. The reduction in assets was due to the continued collection or disposition of the existing portfolio, valuation adjustments, the elimination of new business development activities and reduced funding requirements on existing customer commitments. This declining asset trend is expected to continue at a slower pace as the level of problem accounts increase as a percentage of total remaining assets. Nonaccruing assets as a percent of total financial assets (before reserves) increased to 35.8% at June 30, 2002 from 16.6% at June 30, 2001. The proportionate increase in nonaccruing assets is primarily the result of the weakened economy, the events of September 11 and slower collection of nonaccruing assets relative to performing assets. Also contributing to the decline in interest margins is the fact that the Company is no longer match funded, and due to the significant level of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its $3.25 billion of fixed-rate debt obligations. That situation, coupled with historically low variable interest rates, has compressed FINOVA's interest margins. FINOVA expects these negative interest margins will continue and may worsen in the foreseeable future.

Provision for Credit Losses. The provision for credit losses decreased by $378.7 million primarily due to a reversal of $154.0 million for the six months ended June 30, 2002. The negative provision was recorded to reduce the Company's reserve for credit losses. The reduction primarily related to asset sales (including $485 million of franchise assets sold in April 2002), portfolio runoff and a slight improvement in cash collections. The provision for credit losses of $224.8 million in 2001 was the result of significantly increased reserves established on impaired assets.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the "Special Note Regarding Forward-Looking Statements" for a discussion of these and additional factors impacting the use of estimates.

Net Loss on Financial Assets. The Company realized a net loss on financial assets of $63.6 million for the six months ended June 30, 2002 compared to a net loss of $254.5 million in 2001. The $63.6 million net loss for the six months ended June 30, 2002 included $62.2 million of gains offset by $125.8 million of additional losses. Significant components of the loss consisted of an $84.8 million net markdown of owned assets within the transportation portfolio, partially offset by net gains of $26.1 million within the corporate finance portfolio. The corporate finance net gain resulted from actual cash received on payoffs and asset sales exceeding the previously estimated realization on those assets. The net loss on the transportation portfolio resulted from the Company's determination and measurement of impairment on owned assets. The measurement of this impairment was primarily based upon estimates of future cash flows expected to be realized through the operation or sale of its aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company's portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company's aircraft are of older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimate of future cash expected from its aircraft portfolio, resulting in an increased level of impairment losses.

The $254.5 million loss for the six months ended June 30, 2001 was primarily due to charges of $198.1 million to mark down FINOVA's investment in transportation leveraged leases to fair value and $68.7 million to mark down residuals and off lease assets.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. The Company has experienced increased portfolio costs, primarily due to higher number of problem accounts, off lease and repossessed assets. Previously, these expenses had been combined with general and administrative expenses.

For the six months ended June 30, 2002, portfolio expenses totaled $21.5 million compared to $7.1 million for the same period in 2001. The increase was primarily attributable to FINOVA's transportation portfolio, which had expenses of $10.8 million for the six months ended June 30, 2002 compared to $2.0 million in 2001. This increase is directly related to the large number of aircraft that remain stored as a result of reduced demand and over capacity in the used aircraft market. This trend in expenses is expected to continue for the foreseeable future. Other cost increases are primarily associated with an increased number of problem accounts, foreclosures and operation of repossessed assets.

General and Administrative Expenses. General and administrative expenses decreased $34.7 million, to $53.1 million for the six months ended June 30, 2002. The decrease was primarily due to the cost savings resulting from staffing reductions (396 employees at June 30, 2002 compared to 689 at June 30, 2001). Also contributing to the decrease were lower professional fees in the current year compared to the prior year, which included substantial investment banking, legal and accounting fees, principally related to the bankruptcy process. The Company expects the dollar level of general and administrative expenses to continue to decrease as the portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of shrinking assets and revenues.

Net Reorganization Benefit. Net reorganization benefit for the six months ended June 30, 2001 included expenses and income directly associated with the bankruptcy process. No reorganization expense or income was incurred during the six months ended June 30, 2002. For the six months ended June 30, 2001, net reorganization income was $8.1 million and included interest earned ($18.3 million) on the cash retained from interest and debt payments that were deferred during the bankruptcy period and gains of $23.9 million from the termination of interest rate swaps, partially offset by the charge-off of debt origination costs of $15.1 million, professional service fees of $11.2 million and the full amortization of debt discounts totaling $7.9 million.

Income Tax Expense. For the six months ended June 30, 2002, the Company recorded $4.0 thousand of income tax expense, primarily due to taxable income generated by foreign operations. Income tax benefits related to the pre-tax book loss were fully offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize such benefits in the future. In 2001, the Company provided for income taxes in spite of having losses before income taxes, due to taxable income being generated by foreign operations (primarily in the United Kingdom and Canada).

Discontinued Operations. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the six months ended June 30, 2001, losses from discontinued operations consisted of additional net realizable markdowns of $18.0 million and additional operating losses of $1.4 million.

Three Months Ended June 30, 2002 and 2001

Interest Margins. For the three months ended June 30, 2002, interest margins declined $31.6 million to a negative $19.0 million primarily due to lower revenues resulting from a significantly lower level of earning assets and higher borrowing costs relative to historic rates paid by the Company. The reduction in assets was due to the continued collection or disposition of the existing portfolio, valuation adjustments, the elimination of new business development activities and reduced funding requirements on existing customer commitments. This declining asset trend is expected to continue at a slower pace as the level of problem accounts increase as a percentage of total remaining assets.

Provision for Credit Losses. The provision for credit losses decreased by $291.8 million primarily due to a reversal of $128.8 million for the three months ended June 30, 2002. The negative provision was recorded to reduce the Company's reserve for credit losses. The reduction primarily related to asset sales (including $485 million of franchise assets sold in April 2002), portfolio runoff and a slight improvement in cash collections. The provision for credit losses of $163.0 million in 2001 was the result of significantly increased reserves established on impaired assets.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the "Special Note Regarding Forward-Looking Statements" for a discussion of these and additional factors impacting the use of estimates.

Net Loss on Financial Assets. The Company realized a net loss on financial assets of $64.5 million for the three months ended June 30, 2002 compared to a net loss of $261.2 million in 2001. The $64.5 million net loss for the three months ended June 30, 2002 included $33.1 million of gains offset by $97.6 million of additional losses. Significant components of the loss consisted of an $86.5 million net markdown of owned assets within the transportation portfolio, partially offset by net gains of $21.0 million within the corporate finance portfolio and a slight gain realized on the franchise asset sale in April. The corporate finance net gain resulted from actual cash received on payoffs and asset sales exceeding the previously estimated realization on those assets. The net loss on the transportation portfolio resulted from the Company's determination and measurement of impairment on owned assets. The measurement of this impairment was primarily based upon estimates of future cash flows expected to be realized through the operation or sale of its aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes of aircraft in the Company's portfolio, the Company reduced the useful lives and anticipated scrap values of various classes of aircraft and reduced its estimate regarding its ability to lease or sell certain classes of returned aircraft. Many of the Company's aircraft are of older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimate of future cash expected from its aircraft portfolio, resulting in an increased level of impairment losses.

The $261.2 million loss for the three months ended June 30, 2001 was primarily due to charges of $198.1 million to mark down FINOVA's investment in transportation leveraged leases to fair value and $68.7 million to mark down residuals and off lease assets.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. The Company has experienced increased portfolio costs, primarily due to higher number of problem accounts, off lease and repossessed assets. Previously, these expenses had been combined with general and administrative expenses.

For the three months ended June 30, 2002, portfolio expenses totaled $13.6 million compared to $3.5 million for the same period in 2001. The increase was primarily attributable to FINOVA's transportation portfolio, which had expenses of $7.2 million for the three months ended June 30, 2002 compared to $0.9 million in 2001. This increase is directly related to the large number of aircraft that remain stored as a result of reduced demand and over capacity in the used aircraft market. This trend in expenses is expected to continue for the foreseeable future. Other cost increases are primarily associated with an increased number of problem accounts, foreclosures and operation of repossessed assets.

General and Administrative Expenses. General and administrative expenses decreased $8.9 million, to $27.6 million for the three months ended June 30, 2002. The decrease was primarily due to the cost savings resulting from staffing reductions (396 employees at June 30, 2002 compared to 689 at June 30, 2001). Also contributing to the decrease were lower professional fees in the current year compared to the prior year, which included substantial investment banking, legal and accounting fees, principally related to the bankruptcy process. The Company expects the dollar level of general and administrative expenses to continue to decrease as the portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of shrinking assets and revenues.

Net Reorganization Benefit. Net reorganization benefit for the three months ended June 30, 2001 included expenses and income directly associated with the bankruptcy process. No reorganization expense or income was incurred during the three months ended June 30, 2002. For the three months ended June 30, 2001, net reorganization income was $17.7 million and included interest earned ($17.5 million) on the cash retained from interest and debt payments that were deferred during the bankruptcy period and gains of $1.8 million from the termination of interest rate swaps, partially offset by professional service fees of $1.6 million.

Income Tax Expense. For the three months ended June 30, 2002, the Company recorded $2.0 thousand of income tax expense, primarily due to taxable income generated by foreign operations. In 2001, the Company provided for income taxes in spite of having losses before income taxes, due to taxable income being generated by foreign operations (primarily in the United Kingdom and Canada).

Discontinued Operations. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the three months ended June 30, 2001, losses from discontinued operations consisted of additional net realizable markdowns of $18.0 million and additional operating losses of $1.4 million.

Financial Condition, Liquidity and Capital Resources

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the "Debtors") filed for protection pursuant to Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming the Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001.

Upon emergence from bankruptcy, the $5.6 billion Berkadia Loan together with cash on hand and the issuance of $3.25 billion New Senior Notes financed the restructuring of the Company's pre-emergence indebtedness (including TOPrS) and repaid all allowed accrued and unpaid pre-petition and post-petition interest claims. The New Senior Notes are reflected in the Company's Condensed Consolidated Balance Sheet net of an unamortized discount of $753.4 million, resulting from the adoption of Fresh-Start Reporting. The book value of the New Senior Notes is scheduled to increase to the $3.25 billion principal amount over time through amortization of the discount as interest expense. The Company remains obligated to pay the full $3.25 billion principal amount of the New Senior Notes.

The terms of the Credit Agreement and the Indenture substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia $200 million on both April 8, 2002 and July 8, 2002. In addition to the mandatory prepayments, the Company has made, with Berkadia's consent, voluntary prepayments of $500 million on April 15, 2002 (proceeds from the franchise sale) and $350 million on June 7, 2002. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.65 billion as of the filing of this report. Loan repayments are unlikely to continue at this pace, absent substantial asset sales.

As a result of FINOVA's current financial condition and restrictions contained in the debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that or a subsequent period if actual cash requirements exceed the cash reserve estimates.

Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity, the related 5% distribution to common shareowners, or to make any contingent interest payments, discussed in "Obligations and Commitments" below. The Company has a negative net worth of $1.1 billion as of June 30, 2002 ($1.9 billion if the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, the Company believes that investing in the Company's debt and equity securities involves a high level of risk to the investor.

In accordance with the terms of FINOVA's debt agreements, the Company may from time to time, with Berkadia's consent, use cash (up to $1.5 billion in the aggregate while the Berkadia Loan is outstanding) to purchase its 7.5% New Senior Notes through tender offers, open market purchases and/or privately negotiated transactions. As noted in Recent Developments above, FINOVA and Berkadia approved the use of up to $300 million of cash to repurchase New Senior Notes, although there can be no assurance that the Company will purchase any New Senior Notes.

Obligations and Commitments. The following is a listing of FINOVA's significant contractual obligations and contingent commitments at June 30, 2002. A detailed schedule of the timing of repayment has not been provided because the Company's most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

---------------------------------------------------------------------------------------------------------
                                                                          Contractual        Contingent
Contractual and Contingent Obligations (Dollars in thousands)             Obligations       Obligations
---------------------------------------------------------------------------------------------------------
Berkadia Loan                                                            $  2,850,000        $
New Senior Notes                                                            3,251,215
Contingent interest on New Senior Notes                                                        100,000
Unfunded customer commitments                                                                  763,464
Nonrecourse debt associated with the leveraged lease portfolio              1,033,855
Operating leases                                                               30,103
---------------------------------------------------------------------------------------------------------
                                                                         $  7,165,173        $ 863,464
=========================================================================================================

Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. Principal payments since emergence have reduced the Berkadia Loan to $2.65 billion as of the filing of this report. All unpaid principal and accrued interest are due at maturity on August 20, 2006.

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

Unfunded customer commitments have declined from $1.14 billion at December 31, 2001 to $763.5 million at June 30, 2002 primarily due to the termination of outstanding committed lines of credit within the corporate finance and resort portfolios. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual funding has been significantly below the commitment amounts.

Nonrecourse debt associated with the leveraged lease portfolio represents principal amounts due to third party lenders under lease agreements. Nonrecourse debt declined to $1.0 billion during 2002 due to scheduled principal payments and the Company's decision to prepay $11.5 million of high cost debt associated with one leasing transaction following expiration of prepayment penalties.

Contractual operating lease obligations represent the total future minimum rental payments due under operating leases (primarily leased office space) as of June 30, 2002. During the Reorganization Proceedings, the Company rejected certain of its operating leases (including its primary operating headquarters in Scottsdale) and was paying on a month-to-month basis while implementing alternative arrangements. During the second quarter of 2002, the Company finalized negotiations on its Scottsdale headquarters, resulting in an increased contractual obligation as compared to that of December 31, 2001.

Collection of the Portfolio. The following table summarizes the rollforward activity for total financial assets, net of the reserve for credit losses at June 30, 2002.

--------------------------------------------------------------------------------
Total financial assets at December 31, 2001                        $ 5,431,886

Cash activity:
Fundings under outstanding customer commitments                        609,010
Collections and proceeds on financial assets                        (2,159,442)
--------------------------------------------------------------------------------
Net cash flows                                                      (1,550,432)
--------------------------------------------------------------------------------

Non-cash activity:
Reversal of provision for credit losses                                154,018
Charge-offs of financial assets                                       (121,102)
Other non-cash activity                                                 (7,037)
--------------------------------------------------------------------------------
Net non-cash activity                                                   25,879
--------------------------------------------------------------------------------
Total financial assets at June 30, 2002                            $ 3,907,333
================================================================================

Total financial assets, net of the reserve for credit losses, declined to $3.9 billion at June 30, 2002, down $1.5 billion from $5.4 billion at December 31, 2001. During 2002, net cash flow from portfolio collections totaled $1.6 billion, while non-cash activity resulted in a slight increase in financial assets. Components of net cash flow included $1.5 billion from collections on financial assets, $618.4 million from the sale of assets (excluding cash gains), offset by $609.0 million from fundings under outstanding customer commitments. Non-cash activity included the reversal of $154.0 million of provision for credit losses, offset by a $121.1 million reduction related to markdowns of owned assets and $7.0 million of other non-cash activity, primarily operating lease depreciation offset by Fresh-Start accretion. While the decline in total financial assets is expected to continue, it is not expected to continue at the same pace.

FINOVA's reserve for credit losses decreased to $800.7 million at June 30, 2002 from $1.0 billion at December 31, 2001. At June 30, 2002, the total carrying amount of impaired loans was $2.1 billion, of which $536.6 million were revenue accruing. The Company has established impairment reserves of $621.1 million related to $1.6 billion of nonaccruing and impaired loans. At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The impairment reserves at December 31, 2001 totaled $636.7 million related to $1.7 billion of impaired loans.


The other reserves pertaining to inherent losses estimated on unimpaired assets decreased as a result of asset sales (including the April 2002 sale of $485 million of franchise assets), portfolio runoff and the reclassification of previously unimpaired assets to impaired status. Reserves on impaired assets decreased modestly due to write-offs and a slight improvement in collection experience on certain assets previously reserved, substantially offset by additional reserves established on assets reclassified to impaired status and additional reserves recorded on other impaired assets.

The reserve for credit losses as a percent of financing assets grew to 19.2% at June 30, 2002 compared to 18.3% at December 31, 2001. The reserve for credit losses as a percent of nonaccruing assets decreased to 47.5% at June 30, 2002 from 55.3% at December 31, 2001. Reserves on impaired assets as a percent of nonaccruing and impaired assets increased to 28.0% at June 30, 2002 from 26.3% at December 31, 2001. Accounts classified as nonaccruing were $1.7 billion or 35.8% of total financial assets (before reserves) at June 30, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during 2002 included resort ($137.6 million), corporate finance ($64.4 million) and transportation ($48.1 million), partially offset by increases within rediscount ($39.8 million), communications ($32.2 million) and commercial equipment ($21.9 million). The large decline within the resort portfolio was primarily attributed to the Company negotiating a slightly discounted prepayment of a nonaccruing account (approximately $100 million), while the decline in the transportation portfolio was almost entirely due to the writedown of aircraft values in conjunction with repossession. The reduction in the corporate finance portfolio was due to its continued liquidation and runoff.

Accruing impaired assets decreased slightly during 2002 to $536.6 million at June 30, 2002 from $576.7 million at December 31, 2001. The decrease was attributable to a decline in the transportation portfolio of $90.1 million, resulting primarily from migration of these accounts to operating leases or off-lease status. There were also decreases within rediscount ($12.4 million), specialty real estate ($5.1 million) and commercial equipment ($7.8 million). Partially offsetting these decreases was an increase within the resort portfolio of $75.3 million, caused by the migration of one large exposure to impaired status following the extension and modification of payment terms.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters in the sections of this report captioned "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include:

..    On September 11, the terrorist attacks on the United States resulted in the interruption of many business activities and overall disruption of the U.S. and world economies. Many of FINOVA's customers have been adversely affected by these events, especially in the airline industry. The Company estimated the economic impact these events have had on its financial condition and will have on future operations, and accordingly, recorded charges to write down assets and add to reserves for credit losses. These charges are based on the Company's estimation of inherent losses, and actual results may differ from the estimate.

..    The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio on an orderly basis over time. Failure to fully implement its business strategy might result in adverse effects, impair the Company's ability to repay outstanding secured debt and other obligations, and have a materially adverse impact on its financial position and results of operations. The current focus on maximizing portfolio values and the absence of any new business generation will cause future financial results to differ materially from prior periods. Similarly, adoption of Fresh-Start Reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

..    The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA's ability to realize estimated cash flows. Certain changes in fair values of assets must be reflected in FINOVA's reported financial results.

..    The cost of FINOVA's capital. That cost has increased significantly since the first quarter of 2000 and will negatively impact results. Failure to comply with its credit obligations could result in additional increases in interest charges. In addition, changes in interest rate indices may negatively impact interest margins due to lack of matched funding of the Company's assets and liabilities.

..    Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor and collect its portfolio. Failure to do so could result in additional losses. Retention incentives may be necessary to retain that employee base.

..    Changes in Federal Aviation Administration directives. These changes could have a significant impact on aircraft values, especially FINOVA's portfolio of aircraft that are of an older vintage.

..    Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some FINOVA financing products. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes.

..    Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming to implement than anticipated.

..    Potential liabilities associated with dispositions of assets.

..    The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates.

..    Other risks detailed in this and FINOVA's other SEC reports or filings.

..    Conditions affecting the Company's aircraft portfolio, including conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA's aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income/(loss) by less than $5 million. An increase in rates would have a negative impact, while a decrease in rates would have a positive impact.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareowners of the Company was held on May 15, 2002. At that meeting, shareowners owning 115,939,884 shares of the Company's Common Stock ("shares") were present in person or by proxy. The shareowners approved the election of each director nominee by the following plurality:

                                                     Number of Votes
                                            ----------------------------------
                                                  For            Withheld
                                                  ---            --------
               Thomas F. Boland               112,198,414        3,741,470
               Ian M. Cumming                 112,224,504        3,715,380
               G. Robert Durham               112,128,770        3,811,114
               Lawrence S. Hershfield         112,046,710        3,893,173
               R. Gregory Morgan              112,199,749        3,740,135
               Kenneth R. Smith               112,154,946        3,784,937
               Joseph S. Steinberg            112,058,396        3,881,488

Item 6.  Exhibits and Reports on Form 8-K

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE FINOVA GROUP INC.

                                  (Registrant)

Dated: August 14, 2002        By:  /s/ Stuart A. Tashlik
                                  ---------------------------------------------
                                  Stuart A. Tashlik, Senior Vice President,
                                  Chief Financial Officer,
                                  Principal Financial and Accounting Officer

                                  EXHIBIT INDEX

  Exhibit
  Number                            Description

  99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.