Form 10-Q
period 2002-09-30
FINOVA GROUP INC
filed 2002-11-14
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission file number 1-11011

THE FINOVA GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0695381
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4800 North Scottsdale Road Scottsdale, AZ	85251-7623
(Address of principal executive offices)	(Zip code)

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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 12, 2002, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

THE FINOVA GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Reorganized Company

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$487,116	$1,027,241
Financing Assets:
Loans and other financing contracts, net	3,223,672	5,020,426
Direct financing leases	309,549	354,958
Leveraged leases	177,825	196,813

Total financing assets	3,711,046	5,572,197
Less reserve for credit losses	(679,921)	(1,019,878)

Net financing assets	3,031,125	4,552,319

Other Financial Assets:
Assets held for sale	210,221	420,025
Operating leases	124,194	190,925
Assets held for the production of income	83,621	151,872
Investments	23,708	116,745

Total other financial assets	441,744	879,567

Total Financial Assets	3,472,869	5,431,886
Other assets	23,803	44,898

	$3,983,788	$6,504,025

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Berkadia Loan	$2,400,000	$4,900,000
Senior debt - (principal amount due of $3,152,301 and $3,250,478, respectively)	2,438,399	2,489,082

Total debt	4,838,399	7,389,082
Accounts payable and accrued expenses	206,370	223,155
Deferred income taxes, net	16,607	12,357

Total Liabilities	5,061,376	7,624,594

Shareowners’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	52,997	16,928
Accumulated deficit	(1,126,172)	(1,142,300)
Accumulated other comprehensive (loss) income	(5,136)	4,080
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Shareowners’ Equity	(1,077,588)	(1,120,569)

	$3,983,788	$6,504,025

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Reorganized Company		Predecessor Company Two Months Ended Aug. 31, 2001	Reorganized Company Nine Months Ended Sept. 30, 2002	Predecessor Company Eight Months Ended Aug. 31, 2001

	Three Months Ended Sept. 30, 2002	One Month Ended Sept. 30, 2001

Revenues:
Interest income	$49,758	$37,238	$80,838	$193,181	$400,764
Rental income	9,604	5,663	11,741	30,777	52,067
Operating lease income	12,994	5,279	11,671	36,153	51,068
Fees and other income	10,384	7,102	13,084	35,668	70,461

Total Revenues	82,740	55,282	117,334	295,779	574,360

Gain from extinguishment of debt, net of Fresh-Start discount	46,888			46,888

Expenses:
Interest expense	96,858	47,734	105,180	312,930	436,445
Operating lease and other depreciation	8,347	8,435	12,702	29,116	59,882
Provision for credit losses	(69,467)	606,813	6,023	(223,485)	230,772
Net loss on financial assets	33,159	219,281	66,430	96,718	320,934
Portfolio expenses	12,211	858	5,377	33,766	12,521
General and administrative expenses	24,299	21,794	33,734	77,449	121,553
Net reorganization expense			54,583		46,527

Total Expenses	105,407	904,915	284,029	326,494	1,228,634

Income (loss) from continuing operations before income taxes and preferred dividends	24,221	(849,633)	(166,695)	16,173	(654,274)
Income tax (expense) benefit	(41)	(414)	4,812	(45)	2,765

Income (loss) from continuing operations before preferred dividends	24,180	(850,047)	(161,883)	16,128	(651,509)
Preferred dividends, net of tax			(110)		3,074

Income (loss) from continuing operations	24,180	(850,047)	(161,773)	16,128	(654,583)
Discontinued operations, net of tax expense of $201 and $1,359, respectively			4,383		2,980
Net loss on disposal of operations					(17,997)

Income (loss) before extraordinary item	24,180	(850,047)	(157,390)	16,128	(669,600)
Extraordinary item - gain on debt discharge			28,750		28,750

Net Income (Loss)	$24,180	$(850,047)	$(128,640)	$16,128	$(640,850)

Basic/diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$(6.97)	$(2.28)	$0.13	$(10.28)
Discontinued operations			0.06		(0.23)
Extraordinary item			0.41		0.45

Earnings (loss) per share	$0.20	$(6.97)	$(1.81)	$0.13	$(10.06)

Weighted average shares outstanding	122,041,000	122,041,000	70,972,000	122,041,000	63,677,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Reorganized Company		Predecessor Company

	Nine Months Ended September 30, 2002	One Month Ended September 30, 2001	Eight Months Ended August 31, 2001

Net Cash Used by Continuing Operating Activities	$(100,460)	$(4,549)	$(162,661)

Investing Activities:
Proceeds from disposals of leases and other owned assets	64,118	53	59,857
Proceeds from sales of investments	155,831	6,295	60,781
Proceeds from sales of financial assets	572,820		329,085
Collections from financial assets	2,109,173	171,196	1,911,044
Expenditures for financial assets	(886,942)	(33,310)	(591,723)
Recoveries of loans previously written off	38,857	357	4,964

Net Cash Provided by Investing Activities	2,053,857	144,591	1,774,008

Financing Activities:
Borrowings under Berkadia Credit Agreement			5,600,000
Repayments of Berkadia Loan	(2,500,000)
Repayments of indebtness subject to chapter 11 proceedings			(7,827,398)
Benefits realized from pre-confirmation NOLs	36,029
Repurchase of New Senior Notes	(29,551)

Net Cash Used by Financing Activities	(2,493,522)		(2,227,398)

Net Cash Provided by Discontinued Operations			824,648

(Decrease) Increase in Cash and Cash Equivalents	(540,125)	140,042	208,597
Cash and Cash Equivalents, beginning of period	1,027,241	907,825	699,228

Cash and Cash Equivalents, end of period	$487,116	$1,047,867	$907,825

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
CONDENSED STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Shareowners’ Equity

Balance, January 1, 2001 (Predecessor)	$648	$1,107,575	$(283,435)	$15,154	$(167,008)	$672,934

Comprehensive loss:
Net loss before reorganization and Fresh-Start Reporting			(597,085)			(597,085)
Net change in unrealized holding gains (losses)				(19,000)		(19,000)
Net change in foreign currency translation				(540)		(540)

Comprehensive loss						(616,625)

Net change in unamortized amount of restricted stock and other		11,956				11,956
Shares cancelled from employee benefit plans					(11,263)	(11,263)
Effect of reorganization and Fresh-Start Reporting	611	(1,102,631)	880,520	4,386	177,735	(39,379)

Balance, August 31, 2001 (Reorganized)	1,259	16,900			(536)	17,623

Comprehensive loss:
Net loss			(1,142,300)			(1,142,300)
Net change in unrealized holding gains (losses)				6,999		6,999
Net change in foreign currency translation				(2,919)		(2,919)

Comprehensive loss						(1,138,220)

Other		28				28

Balance, December 31, 2001 (Reorganized)	1,259	16,928	(1,142,300)	4,080	(536)	(1,120,569)

Comprehensive income:
Net income			16,128			16,128
Net change in unrealized holding gains (losses)				(12,056)		(12,056)
Net change in foreign currency translation				2,840		2,840

Comprehensive income						6,912

Benefits realized from pre- confirmation NOLs		36,029				36,029
Other		40				40

Balance, September 30, 2002 (Reorganized)	$1,259	$52,997	$(1,126,172)	$(5,136)	$(536)	$(1,077,588)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Dollars in thousands in tables, except per share data)
(Unaudited)

A.     Nature of Operations and Reorganization

The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The following discussion relates to The FINOVA Group Inc., a financial services holding company, and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.  FINOVA’s stock is traded over-the-counter under the symbol “FNVG.”

Since its emergence from bankruptcy in August 2001, the Company’s business activities have been limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. FINOVA is no longer engaged in any new lending activities, except to honor previously existing customer commitments. Any cash generated from these activities in excess of cash reserves permitted in the Company’s debt agreements is used to pay down FINOVA’s obligations to its creditors. Operations have been restructured to more efficiently manage these collection efforts. The Company has sold portions of asset portfolios and will consider future sales if buyers can be found at acceptable prices.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of September 30, 2002, the Company had 347 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively.

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

Pursuant to the Plan, Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 with Contingent Interest due 2016 (the “New Senior Notes”) were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.4 billion as of September 30, 2002 and $2.275 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, such as the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which together with changes in the Company’s operations, have resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the “Reorganized Company”) not being comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Going Concern

While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, it is unlikely the Company will be able to repay the New Senior Notes in their entirety at maturity in November 2009. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2000 and 2001 financial statements due to concerns about the Company’s ability to continue as a going concern.

B.     Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of Fresh-Start Reporting adjustments, the reserve for credit losses and measurement of impairment. Other estimates include selection of appropriate discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Segment Reporting Policy

In connection with the Company’s reorganization and emergence from bankruptcy as a new reporting entity, formerly reported operating segments have been combined into one operating unit. FINOVA is no longer soliciting new business and its assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units. Accordingly, the performance of reportable business segments presented in the Predecessor Company’s financial statements is no longer meaningful to the operation of the Reorganized Company.

Application of Critical Accounting Policies and Use of Estimates

The following policies are considered by the Company to be among the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

Carrying Amounts, Impairment and Use of Estimates

The carrying amounts and impairment reserves recorded on FINOVA’s financial statements reflect, in accordance with accounting policies described herein, the Company’s estimates of asset value and its expectation of collecting less than the full contractual amounts owed by some of its customers. The Company continues to pursue collection of contractual amounts in an effort to maximize the value of its asset portfolios.

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and carrying amounts of other financial assets. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Cash flow estimates assume that the Company’s asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. It is management’s belief that a short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded asset amounts.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current facts and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in the facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of owned assets is marked down directly against their carrying amount. Accounting rules permit further mark down if changes in facts and assumptions result in additional impairment; however, these assets may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

During the first nine months of 2002, the Company’s detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company’s portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. The current market for most of these aircraft is inactive with little or no demand. In accordance with the provisions of SFAS No. 144, FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that the aircraft will be re-leased or sold in the future despite the lack of demand for such aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate the aircraft today.

SFAS No. 144 does not permit the Company to record impairment losses on owned assets by discounting estimated cash flows, when undiscounted estimated cash flows exceed the carrying amount of such assets. As a result, at September 30, 2002, FINOVA was unable to record approximately $25 million of additional losses that would have been recorded had discounted cash flow calculations been permitted to measure impairment on these assets. If future changes in facts and assumptions necessitate a reduction in estimated cash flows for these owned assets, the Company may be required to recognize additional losses.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is currently little or no demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased, and may further reduce carrying amounts if it is determined that such re-leasing is unlikely to occur or that lower market values have been established.

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

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), FINOVA implemented Fresh-Start Reporting upon emergence from chapter 11. This resulted in a material net reduction to the historic carrying amounts of the Company’s assets and liabilities to record them at their current fair values. The resulting carrying amounts were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be appropriate.

The fresh-start adjustments to revenue accruing loans and financing leases accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company’s policy is to suspend income accretion.

The fresh-start adjustment to the New Senior Notes amortizes to interest expense over the life of the debt utilizing the effective interest method, thereby eventually increasing the recorded amount of the debt to the full principal amount due. In the event that New Senior Notes are repurchased and extinguished, as occurred in the third and fourth quarters of 2002, the unamortized fresh-start adjustment related to those notes is recorded as an offset to any gain recognized from extinguishment of the debt.

Impaired Loans. In accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the effective interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in Fresh-Start Reporting are now considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

Impairment of Owned Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), an owned asset is considered impaired if undiscounted future cash flows expected to be generated by the asset are less than the carrying amount of the asset. SFAS No. 144 provides several acceptable methods for measuring the amount of the impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using discount rates determined by the Company to be appropriate. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

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

Partnerships are accounted for using either the cost or equity method depending on the Company’s level of ownership in the partnership. Under the equity method, the Company recognizes its share of income or loss of the partnership in the period in which it is earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment, and actual outcomes may differ from the estimates.

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

Nonaccruing Assets. Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as nonaccruing even though the borrower is current on principal and interest payments.

Receivable Sales. In accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which was subsequently amended by SFAS No. 140, when the Company sells receivables, it may retain subordinated interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables is surrendered. Carrying amount of the financial assets involved is allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer and is used to determine gain or loss on sale. Active markets with quoted prices for retained interests generally do not exist. Therefore, the Company estimates fair value based on the present value of future estimated cash flows and other key assumptions, such as net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

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

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. This reserve is not established for owned assets, including assets on operating leases and residuals, as these asset classes are subject to other accounting rules, which require a direct charge-off for impairment. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery. Impairment reserves are measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Establishing reserves includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

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

Original issue discounts are established when equity interests are received in connection with a funded loan and are based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield. As a result of FINOVA’s elimination of new business activities, no significant new original issue discounts are anticipated.

Fees received in connection with loan commitments, extensions, waivers and restructurings are recognized as income over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and performance resumption is demonstrated.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 145 addresses income statement classification of gains or losses from extinguishment of debt, differentiating between types of debt extinguishment and whether they meet the requirement for classification as extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the third quarter of 2002, the Company adopted the provisions of SFAS No. 145 and recorded a net gain of $46.9 million on the repurchase of New Senior Notes. In accordance with SFAS No. 145 and APB Opinion No. 30, the transaction was recorded as ordinary income because it was not considered unusual in nature and infrequent in occurrence.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 146 addresses the accounting and reporting for restructuring and similar costs, and replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue 94-3, a liability for exit costs such as employee termination benefits and office lease termination costs was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 requires that the liability for these costs be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not expect the impact of SFAS No. 146 to be material to its financial position and results of operations and anticipates adoption during the fourth quarter of 2002.

C.     Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of September 30, 2002 and December 31, 2001, the carrying amount of total financial assets (before reserve for credit losses) was $4.2 billion and $6.5 billion, respectively.

The following table details the composition of the Company’s total financial assets at September 30, 2002:

TOTAL FINANCIAL ASSETS
SEPTEMBER 30, 2002
(Dollars in thousands)

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired	Nonaccruing Leases & Other	Other (1)	Total Financial Assets	%

Resort	$948,940	$122,359	$151,696	$24,440	$3,500	$1,250,935	30.1
Transportation		277,820	210,922		185,749	674,491	16.2
Specialty Real Estate	471,369	22,331	92,161	11,283	15,089	612,233	14.7
Rediscount	125,582	12,568	335,853	12,621		486,624	11.7
Healthcare	94,008		218,183	8,539	519	321,249	7.7
Commercial Equipment	165,507		52,001	35,070	11,344	263,922	6.4
Communications	40,184	4,788	210,193	3,858	387	259,410	6.3
Franchise	13,260	7,272	85,317	5,536	5,012	116,397	2.8
Corporate Finance	27,978		46,151	3,307		77,436	1.9
Mezzanine Capital	30,529	1,373	25,053	1,281	3,218	61,454	1.5
Other	18,223			3,711	6,705	28,639	0.7

Total financial assets	$1,935,580	$448,511	$1,427,530	$109,646	$231,523	$4,152,790	100.0
Reserve for credit losses						(679,921)

Total (2)						$3,472,869

Notes:
(1)	Other includes operating leases, investments, assets held for the production of income and certain assets held for sale.
(2)	Excludes $165.8 million of assets sold that the Company manages, including $73.0 million in commercial equipment and $92.8 million in franchise.

D.     Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Nine Months Ended September 30, 2002	One Month Ended September 30, 2001	Eight Months Ended August 31, 2001

Balance, beginning of period	$1,019,878	$256,324	$578,750
Provision for credit losses	(223,485)	606,813	230,772
Write-offs	(155,645)		(558,052)
Recoveries	38,857	357	4,964
Other	316	16	(110)

Balance, end of period	$679,921	$863,510	$256,324

A summary of the reserve for credit losses by impaired and other assets is as follows:

	September 30, 2002	December 31, 2001

Reserves on impaired assets	$543,071	$636,661
Other reserves	136,850	383,217

Reserve for credit losses	$679,921	$1,019,878

The Company’s reserve for credit losses represents FINOVA’s estimate of inherent losses in its portfolio. On a periodic basis, the Company performs detailed portfolio reviews to identify impaired assets, to measure the amount of such impairment and to estimate inherent losses on assets that are not impaired. SFAS No. 114 defines impaired assets as those not expected to perform in accordance with contractual terms and specifies the measurement of impairment on the basis of net present value, determined by discounting expected cash flows at the effective interest rate of the transaction or net fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics.

FINOVA’s reserve for credit losses decreased to $679.9 million at September 30, 2002 from $1.0 billion at December 31, 2001. At September 30, 2002, the total carrying amount of impaired loans was $1.9 billion, of which $448.5 million were revenue accruing. The Company has established impairment reserves of $543.1 million related to $1.3 billion of nonaccruing and impaired loans. At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million was revenue accruing. The impairment reserves at December 31, 2001 totaled $636.7 million related to $1.7 billion of impaired loans.

Reserves on impaired assets decreased due to write-offs, a modest improvement in collection experience on certain assets previously reserved and differences between the Company’s income recognition and the discount rates used for SFAS No. 114 impairment reserve calculations on these accounts. In accordance with SFAS No. 114, impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for Fresh-Start Reporting. Since the vast majority of the Company’s impaired loans are classified as nonaccruing, all cash received is applied against the carrying amount of the loans. As a result, cash receipts reduce the difference between carrying amount and the net present value of future cash flows, thus reducing required impairment reserves. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during the nine-month period and additional reserves recorded on existing impaired assets.

Other reserves pertaining to estimated inherent losses on unimpaired assets, decreased primarily as a result of asset sales, significant portfolio runoff and the reclassification of previously unimpaired assets to impaired status.

The reserve for credit losses as a percent of financing assets was 18.3% at September 30, 2002 and December 31, 2001. The reserve for credit losses as a percent of nonaccruing assets decreased to 44.2% at September 30, 2002 from 55.3% at December 31, 2001. Reserves on impaired assets as a percent of nonaccruing and impaired assets increased to 27.3% at September 30, 2002 from 26.3% at December 31, 2001. Accounts classified as nonaccruing were $1.5 billion or 37.0% of total financial assets

(before reserves) at September 30, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during 2002 included resort ($116.8 million), franchise ($94.1 million), corporate finance ($86.8 million), transportation ($77.3 million) and healthcare ($29.4 million), partially offset by increases within rediscount ($65.8 million) and commercial equipment ($30.9 million). The large decline within the resort portfolio was primarily attributed to the Company negotiating a slightly discounted prepayment of a nonaccruing account (approximately $100 million), while the decline in the transportation portfolio was almost entirely due to the writedown of aircraft values in conjunction with repossession. The reductions within the franchise, corporate finance and healthcare portfolios were due to their continued liquidation (including asset sales) and runoff.

E.     Debt

The Company’s total debt outstanding was as follows:

	September 30, 2002	December 31, 2001

Berkadia Loan	$2,400,000	$4,900,000
Senior debt:
Principal amount due at maturity	3,152,301	3,250,478
Discount for Fresh-Start Reporting	(713,902)	(761,396)

Total senior debt	2,438,399	2,489,082

Total debt	$4,838,399	$7,389,082

Upon emergence from bankruptcy, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of New Senior Notes to restructure the Company’s pre-emergence indebtedness (including TOPrS), and repay all allowed accrued and unpaid pre-petition and post-petition interest.

The terms of the Credit Agreement dated August 21, 2001 between Berkadia and FINOVA Capital (the “Credit Agreement”) and the Indenture governing the New Senior Notes (the “Indenture”) prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement and the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. Since June 30, 2002, the Company paid Berkadia $200 million on July 8, 2002 and $125 million on October 7, 2002. In addition to the mandatory prepayments, the Company made, with Berkadia’s consent, a voluntary prepayment of $250 million on September 9, 2002. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.4 billion as of September 30, 2002 and $2.275 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, such as the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

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

The terms of the Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the Berkadia Loan balance of not less than 1.25 to 1. As of September 30, 2002, the Company’s Collateral Value was $4.0 billion and the Berkadia Loan balance was $2.4 billion, resulting in a ratio of 1.67 to 1.

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

In August 2002, in accordance with the Berkadia Loan and the Indenture governing the New Senior Notes, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia have agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par and at prices reflective of then current market levels. Although the repurchase has been authorized and repurchases have been made, as described below, there can be no assurance that the Company will purchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of the FINOVA Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized Fresh-Start discount). The Company accrued Berkadia’s portion of the Net Interest Savings for the quarter ($0.2 million). On October 16, 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. The net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized Fresh-Start discount) will be recognized during the fourth quarter of 2002.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity. The Company has a negative net worth of $1.1 billion as of September 30, 2002 ($1.8 billion if the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, the Company believes that investing in the Company’s debt or equity securities involves a high level of risk to the investor.

F.     Deferred Taxes

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 (“Act”). The Act includes provisions allowing corporations to carryback certain tax net operating losses (“NOLs”) for longer periods and with fewer limitations. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs were available for carryback, thereby entitling the Company to a refund of approximately $67 million. As a result of the special election and carryback of NOLs, the Company will not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income (“COD”) as contemplated in the Company’s Form 10-K for December 31, 2001. After carryback of federal NOLs against prior year taxable income, December 31, 2001 federal NOLs of $554.4 million are available for carryforward into 2002 through 2022. During the third quarter of 2002, the Company received $36 million of this refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing of the payment, the Company anticipates receiving the remainder of the refund during 2003.

G.     Litigation and Claims

Legal Proceedings

FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability from its litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

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

The Debtors’ Third Amended and Restated Joint Plan of Reorganization was confirmed by the Bankruptcy Court and became effective on August 21, 2001, upon consummation of the Berkadia Loan. See Note B “Significant Accounting Policies” for more information regarding the Reorganization Proceedings.

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

Securities Litigation

All of the shareholder and derivative lawsuits discussed in the Company’s Annual Report on FINOVA’s Form 10-K for the year ended December 31, 2001 and in other SEC filings have now been settled or dismissed and are no longer pending against the Company, including the dismissal on September 13, 2002 of the Benkler vs. Miller and Sirrom Partners vs. FINOVA cases noted in FINOVA’s prior SEC filings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with FINOVA’s Form 10-K for the year ended December 31, 2001.

The following discussion relates to The FINOVA Group Inc., a financial services holding company, and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954. FINOVA’s stock is traded over-the-counter under the symbol “FNVG.”

Historically, FINOVA relied upon borrowed funds and internal cash flow to finance its operations. Profit has been typically recorded from the spread between the cost of borrowing and rates or fees paid by its customers, less operating expenses. The Company also generates revenues through loan servicing activities and the sale of assets.

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

In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reforms by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted Fresh-Start Reporting upon emergence from bankruptcy, which, together with changes in the Company’s operations, have resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the “Reorganized Company”) not being comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Recent Developments

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 (“Act”). The Act includes provisions allowing corporations to carryback certain tax net operating losses (“NOLs”) for longer periods and with fewer limitations. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs were available for carryback, thereby entitling the Company to a refund of approximately $67 million. As a result of the special election and carryback of NOLs, the Company will not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income (“COD”) as contemplated in the Company’s Form 10-K for December 31, 2001. After carryback of federal NOLs against prior year taxable income, December 31, 2001 federal NOLs of $554.4 million are available for carryforward into 2002 through 2022. During the third quarter of 2002, the Company received $36 million of this refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing of the payment, the Company anticipates receiving the remainder of the refund during 2003.

Pursuant to the terms of the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the “Credit Agreement”), FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the excess cash flow as defined in the Credit Agreement. Since June 30, 2002, the Company paid Berkadia $200 million on July 8, 2002 and $125 million on October 7, 2002. In addition to the mandatory prepayments, the Company made, with Berkadia’s consent, a voluntary prepayment of $250 million on September 9, 2002. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.4 billion as of September 30, 2002 and $2.275 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, such as the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

On July 26, 2002, the U.S. District Court granted final approval for a settlement in the consolidated class action securities suits filed against FINOVA and several other defendants. FINOVA had funded its portion of the settlement amount in 2001 and is now released from further liability.

In August 2002, in accordance with the Berkadia Loan and the Indenture governing the New Senior Notes, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia have agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par and at prices reflective of then current market levels. Although the repurchase has been authorized and repurchases have been made, as described below, there can be no assurance that the Company will purchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of the FINOVA Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized Fresh-Start discount). The Company accrued Berkadia’s portion of the Net Interest Savings for the quarter ($0.2 million). On October 16, 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. The net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized Fresh-Start discount) will be recognized during the fourth quarter of 2002.

On September 10, 2002, FINOVA announced the election of Thomas E. Mara as a Director and Chief Executive Officer, effective September 9, 2002. Mr. Mara replaces Lawrence S. Hershfield, who resigned from those positions to pursue other opportunities.

Current Business Activities

Pursuant to the terms of the Credit Agreement and the Indenture governing the New Senior Notes (the “Indenture”), FINOVA is not engaged in any new customer lending activities, nor does it expect to engage in any of these activities for the foreseeable future. The Company’s current business activities are limited to maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio, and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at acceptable prices. Operations have been restructured to more efficiently manage these collection efforts. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers, or foreclose on its collateral for borrowers who do not comply with their agreements. In some instances, the Company has taken and expects to continue to take ownership of or a controlling equity interest in certain of its customers’ businesses. FINOVA may operate these entities until the assets are liquidated, which may take a number of years in some cases. FINOVA continues to fund existing customer commitments. All funds generated from the Company’s portfolio in excess of defined cash reserves is to be used to satisfy its creditors in the manner and priorities set forth in the Credit Agreement and the Indenture.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of September 30, 2002, the Company had 347 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively.

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

Carrying Amounts, Impairment and Use of Estimates

The carrying amounts and impairment reserves recorded on FINOVA’s financial statements reflect, in accordance with accounting policies described herein, the Company’s estimates of asset value and its expectation of collecting less than the full contractual amounts owed by some of its customers. The Company continues to pursue collection of contractual amounts in an effort to maximize the value of its asset portfolios.

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and carrying amounts of other financial assets. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Cash flow estimates assume that the Company’s asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. It is management’s belief that a short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded asset amounts.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current facts and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in the facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of owned assets is marked down directly against their carrying amount. Accounting rules permit further mark down if changes in facts and assumptions result in additional impairment; however, these assets may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

During the first nine months of 2002, the Company’s detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company’s portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. The current market for most of these aircraft is inactive with little or no demand. In accordance with the provisions of SFAS No. 144, FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that the aircraft will be re-leased or sold in the future despite the lack of demand for such aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate the aircraft today.

SFAS No. 144 does not permit the Company to record impairment losses on owned assets by discounting estimated cash flows, when undiscounted estimated cash flows exceed the carrying amount of such assets. As a result, at September 30, 2002, FINOVA was unable to record approximately $25 million of additional losses that would have been recorded had discounted cash flow calculations been permitted to measure impairment on these assets. If future changes in facts and assumptions necessitate a reduction in estimated cash flows for these owned assets, the Company may be required to recognize additional losses.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is currently little or no demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased, and may further reduce carrying amounts if it is determined that such re-leasing is unlikely to occur or that lower market values have been established.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created through the provision for credit losses if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance including loss experiences, delinquencies and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of September 30, 2002, the reserve for credit losses totaled $679.9 million.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using appropriate discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of appropriate discount rates for net present value calculations and residual value assumptions for leases. If actual results differ from the estimates used to determine impairment, additional markdowns may be necessary, impacting financial condition and results from operations. As of September 30, 2002, owned assets totaled $207.8 million, or 5.0% of total financial assets (before reserves).

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of September 30, 2002, assets held for sale totaled $210.2 million, or 5.1% of total financial assets (before reserves).

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a borrower/lessee becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, borrower/lessee financial performance, the ability of borrowers/lessees to obtain full refinancing of balloons or residuals at maturity and FINOVA’s ability or willingness to provide such refinancing. Changes in assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of September 30, 2002, $1.5 billion, or 37.0% of total financial assets (before reserves), was classified as nonaccruing.

Fresh-Start Reporting. Upon emergence from the Reorganization Proceedings, the Company adopted Fresh-Start Reporting, which resulted in material adjustments to the historical carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. If the underlying transactions are classified as nonaccruing or the Company forecloses on pledged collateral, amortization ceases. The New Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount is amortized as additional interest expense over the term of the notes and the liability recorded on the Reorganized Company’s Consolidated Balance Sheet increases in an amount equal to such amortization. Although the recorded balance will be net of the unamortized discount, the Company’s repayment obligation is the principal amount, which was $3.15 billion at September 30, 2002. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the principal amount of the New Senior Notes at maturity.

The adjustments relating to the adoption of Fresh-Start Reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company’s debt securities shortly after emergence, which were based on market values in effect prior to September 11, 2001. Changes to estimated cash flows could impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles in the U.S. do not permit additional fair value adjustments to the New Senior Notes after the initial Fresh-Start Reporting date, including those that would have resulted from the aftermath of September 11.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 145 addresses income statement classification of gains or losses from extinguishment of debt, differentiating between types of debt extinguishment and whether they meet the requirement for classification as extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the third quarter of 2002, the Company adopted the provisions of SFAS No. 145 and recorded a net gain of $46.9 million on the repurchase of New Senior Notes. In accordance with SFAS No. 145 and APB Opinion No. 30, the transaction was recorded as ordinary income because it was not considered unusual in nature and infrequent in occurrence.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 146 addresses the accounting and reporting for restructuring and similar costs, and replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue 94-3, a liability for exit costs such as employee termination benefits and office lease termination costs was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 requires that the liability for these costs be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not expect the impact of SFAS No. 146 to be material to its financial position and results of operations and anticipates adoption during the fourth quarter of 2002.

Results of Operations

As a result of the application of Fresh-Start Reporting guidelines and changes in the Company’s operations, the condensed consolidated financial statements for the three and nine months ended September 30, 2002 are not comparable to those of the Company for the same periods in the prior year; however, the following discussion of results for the three and nine months ended September 30, 2002 and 2001 may provide the reader with useful information regarding the current status of the Company.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	Change	2002	2001	Change

Interest margins	$(22,465)	$(1,435)	$(21,030)	$(46,267)	$77,146	$(123,413)
Gain from extinguishment of debt	46,888		46,888	46,888		46,888
Provision for credit losses	69,467	(612,836)	682,303	223,485	(837,585)	1,061,070
Net loss on financial assets	(33,159)	(285,711)	252,552	(96,718)	(540,215)	443,497
Portfolio expenses	(12,211)	(6,235)	(5,976)	(33,766)	(13,379)	(20,387)
General and administrative expenses	(24,299)	(55,528)	31,229	(77,449)	(143,347)	65,898
Net reorganization expense		(54,583)	54,583		(46,527)	46,527
Income tax (expense) benefit	(41)	4,398	(4,439)	(45)	2,351	(2,396)
Preferred dividends		110	(110)		(3,074)	3,074
Discontinued operations		4,383	(4,383)		(15,017)	15,017
Extraordinary item		28,750	(28,750)		28,750	(28,750)

Net income (loss)	$24,180	$(978,687)	$1,002,867	$16,128	$(1,490,897)	$1,507,025

Nine Months Ended September 30, 2002 and 2001

Interest Margins. For the nine months ended September 30, 2002, interest margins (defined as total revenues less interest expense and operating lease and other depreciation) declined $123.4 million to a negative $46.3 million, primarily due to lower revenues resulting from a significantly lower level of earning assets and higher borrowing costs relative to historic rates paid by the Company. Total financial assets (before reserves) declined to $4.2 billion at September 30, 2002 from $7.2 billion at September 30, 2001, while during the same period, nonaccruing assets increased to $1.5 billion from $1.4 billion. The reduction in assets was due to the continued collection or disposition of the existing portfolio, valuation adjustments, the elimination of new business development activities and reduced funding requirements on existing customer commitments. Absent significant asset sales, this declining asset trend is expected to continue at a slower pace as the level of problem accounts increase as a percentage of total remaining assets. Nonaccruing assets as a percent of total financial assets (before reserves) increased to 37.0% at September 30, 2002 from 19.6% at September 30, 2001. The proportionate increase in nonaccruing assets is primarily the result of the weakened economy, the events of September 11 and slower collection of nonaccruing assets relative to performing assets. Also contributing to the decline in interest margins is the fact that the Company is no longer match funded, and due to the significant level of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its $3.15 billion of fixed-rate debt obligations. That situation, coupled with historically low variable interest rates, has resulted in negative interest margins. FINOVA expects these negative interest margins will continue and may worsen in the foreseeable future.

Gain from Extinguishment of Debt. During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized Fresh-Start discount). On October 16, 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. This repurchase generated a net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized Fresh-Start discount), which will be recognized in the fourth quarter of 2002.

Provision for Credit Losses. For the nine months ended September 30, 2002, the Company recorded a $223.5 million negative provision for credit losses to reduce its reserve for credit losses. The provision reversal was primarily related to significant portfolio runoff, better than anticipated realization from asset sales and recoveries of amounts previously written off. In addition, the differences between discount rates used for SFAS No. 114 impairment reserve calculations and the Company’s income recognition result in periodic reserve reductions. In accordance with SFAS No. 114, impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for Fresh-Start Reporting. Since the vast majority of the Company’s impaired loans are classified as nonaccruing, all cash received is applied against the carrying amount of the loans. As a result, cash receipts reduce the difference between carrying amount and the net present value of future cash flows.

The $837.6 million provision for credit losses in 2001 resulted from the deterioration of the Company’s asset portfolios, which had been negatively impacted by the weakening economy and the events of September 11.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” for a discussion of these and additional factors impacting the use of estimates.

Net Loss on Financial Assets. The Company realized a net loss on financial assets of $96.7 million for the nine months ended September 30, 2002 compared to a net loss of $540.2 million in 2001. The $96.7 million net loss for the nine months ended September 30, 2002 included $117.6 million of gains offset by $214.3 million of losses. Significant components of the loss consisted of a $127.1 million net markdown of owned assets within the transportation portfolio, a $19.1 million net markdown of retained interests and owned assets within the commercial equipment portfolio and losses in several other portfolios primarily attributed to valuation adjustments and asset sales at discounts, partially offset by net gains of $41.0 million within the corporate finance portfolio. The corporate finance net gain resulted from actual cash received on payoffs and asset sales exceeding the previously estimated realization on those assets. The net loss on the commercial equipment portfolio resulted from an increased level of defaults within the securitization portfolio and impairment of owned assets. The net loss on the transportation portfolio resulted from the Company’s determination and measurement of impairment on owned assets. The measurement of this impairment was primarily based upon estimates of future cash flows expected to be realized through the operation or sale of its aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company’s portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company’s aircraft are of older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimates of future cash expected from its aircraft portfolio, resulting in an increased level of impairment losses.

The $540.2 million loss for the nine months ended September 30, 2001 was due to the mark down of owned assets, primarily in the transportation portfolio. This portfolio was adversely impacted by problems in the airline industry, which deteriorated further as a result of the terrorist attacks of September 11, 2001.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. The Company has experienced increased portfolio costs, primarily due to a higher number of problem accounts and off-lease and repossessed assets.

For the nine months ended September 30, 2002, portfolio expenses totaled $33.8 million compared to $13.4 million for the same period in 2001. The increase was primarily attributable to FINOVA’s transportation portfolio, which had expenses of $17.0 million for the nine months ended September 30, 2002 compared to $3.7 million in 2001. This increase is directly related to the large number of aircraft that remain off-lease and parked as a result of reduced demand and over capacity in the used aircraft market. This trend in expenses is expected to continue for the foreseeable future. The remainder of the increase was spread among several portfolios and was primarily associated with an increased number of problem accounts, foreclosures and operation of repossessed assets.

General and Administrative Expenses. General and administrative expenses decreased $65.9 million, to $77.4 million for the nine months ended September 30, 2002. The decrease was primarily due to the cost savings resulting from staffing reductions (347 employees at September 30, 2002 compared to 1,098 at December 31, 2000). Also contributing to the decrease were lower professional fees, which, in the prior year, included substantial investment banking, legal and accounting fees, principally related to the bankruptcy process. Partially offsetting the decline in general and administrative expenses during 2002 was an increased level of settlements primarily related to the resolution of the Company’s bankruptcy claims. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of shrinking assets and revenues.

Net Reorganization Expense. Net reorganization expense for the nine months ended September 30, 2001 included expenses and income directly associated with the bankruptcy process. No reorganization expense or income was incurred during the nine months ended September 30, 2002. For the nine months ended September 30, 2001, net reorganization expense was $46.5 million and included fair value adjustments of assets and liabilities related to Fresh-Start Reporting ($62.9 million) and professional service and other fees ($26.0 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($42.4 million).

Income Tax Expense. For the nine months ended September 30, 2002, the Company recorded $45 thousand of income tax expense. Income tax expense related to pre-tax book income was almost entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. In 2001, the Company recorded an income tax benefit of $2.3 million related to losses generated from foreign operations (primarily the United Kingdom and Canada).

Discontinued Operations. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the nine months ended September 30, 2001, losses from discontinued operations consisted of additional net realizable markdowns of $18.0 million, partially offset by operating income of $3.0 million.

Extraordinary Items. The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA’s 5½% Convertible Trust Originated Preferred Securities.

Three Months Ended September 30, 2002 and 2001

Interest Margins. For the three months ended September 30, 2002, interest margins declined $21.0 million to a negative $22.5 million, primarily due to lower revenues resulting from a significantly lower level of earning assets. The reduction in assets was due to the continued collection or disposition of the existing portfolio, valuation adjustments, the elimination of new business development activities and reduced funding requirements on existing customer commitments. Absent significant asset sales, this declining asset trend is expected to continue at a slower pace as the level of problem accounts increase as a percentage of total remaining assets.

Gain from Extinguishment of Debt. During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized Fresh-Start discount). On October 16, 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. This repurchase generated a net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized Fresh-Start discount), which will be recognized in the fourth quarter of 2002.

Provision for Credit Losses. For the three months ended September 30, 2002, the Company recorded a $69.5 million negative provision for credit losses to reduce its reserve for credit losses. The provision reversal was primarily related to significant portfolio runoff, better than anticipated realization from asset sales and recoveries of amounts previously written off. In addition, the differences between discount rates used for SFAS No. 114 impairment reserve calculations and the Company’s income recognition result in periodic reserve reductions. In accordance with SFAS No. 114, impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for Fresh-Start Reporting. Since the vast majority of the Company’s impaired loans are classified as nonaccruing, all cash received is applied against the carrying amount of the loans. As a result, cash receipts reduce the difference between carrying amount and the net present value of future cash flows.

The $612.8 million provision for credit losses in 2001 resulted from the deterioration of the Company’s asset portfolios, which had been negatively impacted by the weakening economy and the events of September 11.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” for a discussion of these and additional factors impacting the use of estimates.

Net Loss on Financial Assets. The Company realized a net loss on financial assets of $33.2 million for the three months ended September 30, 2002 compared to a net loss of $285.7 million in 2001. The $33.2 million net loss for the three months ended September 30, 2002 consisted of a $42.3 million net markdown of assets within the transportation portfolio and losses in several other portfolios primarily attributed to valuation adjustments and asset sales at discounts, partially offset by net gains of $14.9 million within the corporate finance portfolio. The corporate finance net gain resulted from actual cash received on payoffs and asset sales exceeding previously estimated realization on those assets.

The $285.7 million loss for the three months ended September 30, 2001 was due to the mark down of owned assets, primarily in the transportation portfolio. This portfolio was adversely impacted by problems in the airline industry, which deteriorated further as a result of the terrorist attacks of September 11, 2001.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. The Company has experienced increased portfolio costs, primarily due to a higher number of problem accounts and off-lease and repossessed assets.

For the three months ended September 30, 2002, portfolio expenses totaled $12.2 million compared to $6.2 million for the same period in 2001. The increase was primarily attributable to FINOVA’s transportation portfolio, which had expenses of $6.2 million for the three months ended September 30, 2002 compared to $1.7 million in 2001. This increase is directly related to the large number of aircraft that remain off-lease and parked as a result of reduced demand and over capacity in the used aircraft market. This trend in expenses is expected to continue for the foreseeable future. The remainder of the increase was spread among several portfolios and was primarily associated with an increased number of problem accounts, foreclosures and operation of repossessed assets.

General and Administrative Expenses. General and administrative expenses decreased $31.2 million, to $24.3 million for the three months ended September 30, 2002. The decrease was primarily due to the cost savings resulting from staffing reductions (347 employees at September 30, 2002 compared to 633 at September 30, 2001). Also contributing to the decrease were lower professional fees in the current year compared to the prior year, which included substantial investment banking, legal and accounting fees, principally related to the bankruptcy process. Partially offsetting the decline in general and administrative expenses in 2002 was an increased level of settlements primarily related to the resolution of the Company’s bankruptcy claims. The Company expects the dollar level of general and administrative expenses to continue to decrease as the portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of shrinking assets and revenues.

Net Reorganization Expense. Net reorganization expense for the three months ended September 30, 2001 included expenses and income directly associated with the bankruptcy process. No reorganization expense or income was incurred during the three months ended September 30, 2002. For the three months ended September 30, 2001, net reorganization expense was $54.6 million and included fair value adjustments of assets and liabilities related to Fresh-Start Reporting ($63.8 million) and professional service and other fees ($14.8 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($24.0 million).

Income Tax Expense. For the three months ended September 30, 2002, the Company recorded $41 thousand of income tax expense. Income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. In 2001, the Company recorded an income tax benefit of $4.4 million related to losses generated from foreign operations (primarily the United Kingdom and Canada).

Discontinued Operations. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the three months ended September 30, 2001, discontinued operations contributed operating income of $4.4 million.

Extraordinary Items. The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA’s 5½% Convertible Trust Originated Preferred Securities.

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

Upon emergence from bankruptcy, the $5.6 billion Berkadia Loan together with cash on hand and the issuance of $3.25 billion New Senior Notes financed the restructuring of the Company’s pre-emergence indebtedness (including TOPrS) and repaid all allowed accrued and unpaid pre-petition and post-petition interest claims. The New Senior Notes are reflected in the Company’s Condensed Consolidated Balance Sheet net of an unamortized discount of $713.9 million, resulting from the adoption of Fresh-Start Reporting. The book value of the New Senior Notes is scheduled to increase to the $3.15 billion principal amount over time through amortization of the discount as interest expense. The Company remains obligated to pay the full $3.15 billion principal amount of the New Senior Notes.

The terms of the Credit Agreement and the Indenture substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. Since June 30, 2002, the Company paid Berkadia $200 million on July 8, 2002 and $125 million on October 7, 2002. In addition to the mandatory prepayments, the Company made, with Berkadia’s consent, a voluntary prepayment of $250 million on September 9, 2002. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.4 billion as of September 30, 2002 and $2.275 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, such as the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

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

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity, the related 5% distribution to common shareowners, or to make any contingent interest payments, discussed in “Obligations and Commitments” below. The Company has a negative net worth of $1.1 billion as of September 30, 2002 ($1.8 billion if the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, the Company believes that investing in the Company’s debt and equity securities involves a high level of risk to the investor.

In accordance with the terms of FINOVA’s debt agreements, the Company may from time to time, with Berkadia’s consent, use cash (up to $1.5 billion in the aggregate while the Berkadia Loan is outstanding) to purchase its 7.5% New Senior Notes through tender offers, open market purchases and/or privately negotiated transactions. In August 2002, in accordance with the Berkadia Loan and the Indenture governing the New Senior Notes, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia have agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par and at prices reflective of then current market levels. Although the repurchase has been authorized and repurchases have been made, as described below, there can be no assurance that the Company will purchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of the FINOVA Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized Fresh-Start discount). The Company accrued Berkadia’s portion of the Net Interest Savings for the quarter ($0.2 million). On October 16, 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. The net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized Fresh-Start discount) will be recognized during the fourth quarter of 2002.

During the third quarter of 2002, the Company received a $36 million income tax refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing of the payment, the Company anticipates receiving an additional $31 million refund during 2003. This $67 million of refunds are the result of the Company making certain elections and filings that have enabled it to carryback NOLs to prior periods.

Obligations and Commitments. The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at September 30, 2002. A detailed schedule of the timing of repayment has not been provided because the Company’s most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

Contractual and Contingent Obligations (Dollars in thousands)	Contractual Obligations	Contingent Obligations

Berkadia Loan	$2,400,000	$
New Senior Notes	3,152,301
Contingent interest on New Senior Notes			96,958
Unfunded customer commitments			470,165
Nonrecourse debt associated with the leveraged lease portfolio	995,038
Operating leases	26,689

	$6,574,028		$567,123

Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. Principal payments since emergence have reduced the Berkadia Loan to $2.4 billion as of September 30, 2002 and $2.275 billion as of the filing of this report. All unpaid principal and accrued interest are due at maturity on August 20, 2006.

Principal repayment of the New Senior Notes, other than repurchases approved by Berkadia and the Company’s Board of Directors, cannot commence until the Berkadia Loan is paid in full and is contingent on the availability of excess cash, as defined. Contingent interest cannot commence until the New Senior Notes are paid in full. Contingent interest was proportionately reduced to reflect the repurchase of New Senior Notes during the quarter. As noted above, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity in November 2009 or any contingent interest through its expiration in 2016.

Unfunded customer commitments have declined from $1.14 billion at December 31, 2001 to $470.2 million at September 30, 2002 primarily due to the termination of outstanding committed lines of credit within the corporate finance, rediscount and resort portfolios. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with accuracy what portion of the commitments will be funded. Historically, in the aggregate, actual funding has been significantly below the commitment amounts.

Nonrecourse debt associated with the leveraged lease portfolio represents principal amounts due to third party lenders under lease agreements. Nonrecourse debt declined to $995.0 million during 2002 due to scheduled principal payments ($67.3 million) and the Company’s decision to prepay $11.5 million of high cost debt associated with one leasing transaction following expiration of prepayment penalties.

Contractual operating lease obligations represent the total future minimum rental payments due under operating leases (primarily leased office space) as of September 30, 2002. During the Reorganization Proceedings, the Company rejected certain of its operating leases (including its primary operating headquarters in Scottsdale) and was paying on a month-to-month basis while implementing alternative arrangements. During 2002, the Company finalized negotiations on its Scottsdale headquarters, resulting in an increased contractual obligation as compared to that of December 31, 2001.

Collection of the Portfolio. The following table summarizes the rollforward activity for total financial assets, net of the reserve for credit losses at September 30, 2002.

Total financial assets at December 31, 2001	$5,431,886
Cash activity:
Fundings under outstanding customer commitments	886,942
Collections and proceeds from financial assets	(2,861,553)

Net cash flows	(1,974,611)

Non-cash activity:
Reversal of provision for credit losses	223,485
Net charge-offs of financial assets	(198,166)
Other non-cash activity	(9,725)

Net non-cash activity	15,594

Total financial assets at September 30, 2002	$3,472,869

Total financial assets, net of the reserve for credit losses, declined to $3.5 billion at September 30, 2002, down $1.9 billion from $5.4 billion at December 31, 2001. During 2002, net cash flow from portfolio collections totaled $2.0 billion, while non-cash activity resulted in a $15.6 million increase in financial assets. Components of net cash flow included $2.1 billion from collections on financial assets, $713.5 million from the sale of assets (excluding cash gains), offset by $886.9 million from fundings under outstanding customer commitments. Non-cash activity included the reversal of $223.5 million of provision for credit losses, offset by a $198.2 million reduction related to markdowns of owned assets and $9.7 million of other non-cash activity, primarily operating lease depreciation offset by Fresh-Start accretion. While the decline in total financial assets is expected to continue, it is not expected to continue at the same pace.

FINOVA’s reserve for credit losses decreased to $679.9 million at September 30, 2002 from $1.0 billion at December 31, 2001. At September 30, 2002, the total carrying amount of impaired loans was $1.9 billion, of which $448.5 million were revenue accruing. The Company has established impairment reserves of $543.1 million related to $1.3 billion of nonaccruing and impaired loans. At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The impairment reserves at December 31, 2001 totaled $636.7 million related to $1.7 billion of impaired loans.

Reserves on impaired assets decreased due to write-offs, a modest improvement in collection experience on certain assets previously reserved and differences between the Company’s income recognition and the discount rates used for SFAS No. 114 impairment reserve calculations on these accounts. In accordance with SFAS No. 114, impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for Fresh-Start Reporting. Since the vast majority of the Company’s impaired loans are classified as nonaccruing, all cash received is applied against the carrying amount of the loans. As a result, cash receipts reduce the difference between carrying amount and the net present value of future cash flows, thus reducing required impairment reserves. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during the nine-month period and additional reserves recorded on existing impaired assets.

Other reserves pertaining to estimated inherent losses on unimpaired assets, decreased primarily as a result of asset sales, significant portfolio runoff and the reclassification of previously unimpaired assets to impaired status.

The reserve for credit losses as a percent of financing assets was 18.3% at September 30, 2002 and December 31, 2001. The reserve for credit losses as a percent of nonaccruing assets decreased to 44.2% at September 30, 2002 from 55.3% at December 31, 2001. Reserves on impaired assets as a percent of nonaccruing and impaired assets increased slightly to 27.3% at September

30, 2002 from 26.3% at December 31, 2001. Accounts classified as nonaccruing were $1.5 billion or 37.0% of total financial assets (before reserves) at September 30, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during 2002 included resort ($116.8 million), franchise ($94.1 million), corporate finance ($86.8 million), transportation ($77.3 million) and healthcare ($29.4 million), partially offset by increases within rediscount ($65.8 million) and commercial equipment ($30.9 million). The large decline within the resort portfolio was primarily attributed to the Company negotiating a slightly discounted prepayment of a nonaccruing account (approximately $100 million), while the decline in the transportation portfolio was almost entirely due to the writedown of aircraft values in conjunction with repossession. The reductions within the franchise, corporate finance and healthcare portfolios were due to their continued liquidation (including asset sales) and runoff.

Accruing impaired assets decreased during 2002 to $448.5 million at September 30, 2002 from $576.7 million at December 31, 2001. The decrease was attributable to a decline in the transportation portfolio of $172.9 million, resulting primarily from migration of these accounts to off-lease status. There were also decreases within rediscount ($21.1 million), specialty real estate ($5.6 million) and commercial equipment ($7.8 million). Partially offsetting these decreases was an increase within the resort portfolio of $80.0 million, caused primarily by the migration of one large exposure to nonaccruing impaired status following the extension and modification of payment terms.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include:

•

On September 11, the terrorist attacks on the United States resulted in the interruption of many business activities and overall disruption of the U.S. and world economies. Many of FINOVA’s customers have been adversely affected by these events, especially in the airline industry. The Company estimated the economic impact these events have had on its financial condition and will have on future operations, and accordingly, recorded charges to write down assets and add to reserves for credit losses. These charges are based on the Company’s estimation of inherent losses, and actual results may differ from the estimate.

•

The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. Portfolio decisions are based on estimates of asset value and actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding secured debt and other obligations, and have a materially adverse impact on its financial position and results of operations. The current focus on maximizing portfolio values and the absence of new business generation will cause future financial results to differ materially from prior periods. Similarly, adoption of Fresh-Start Reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

•

The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Certain changes in fair values of assets must be reflected in FINOVA’s reported financial results.

•

The cost of FINOVA’s capital. That cost has increased significantly since the first quarter of 2000 and will continue to negatively impact results. Failure to comply with its credit obligations could result in additional increases in interest charges. In addition, changes in interest rate indices may negatively impact interest margins due to lack of matched funding of the Company’s assets and liabilities.

•

Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives may be necessary to retain that employee base.

•

Conditions affecting the Company’s aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income/(loss) by less than $5 million. An increase in rates would have a negative impact, while a decrease in rates would have a positive impact in the near term. As the floating rate debt balance declines, this relationship will change and an increase in rates will have a positive impact, while a decrease in rates will have a negative impact. Also, as the floating rate debt balance declines, the sensitivity to interest rate fluctuations will increase.

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

Item 4.    Controls and Procedures

(a)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on
Form 10-Q.

PART II    OTHER INFORMATION

Item 1.       Legal Proceedings

See Part I, Item 1, Note G for a discussion of certain legal proceedings.

Item 6.       Exhibits and Reports on Form 8-K

a)	Exhibits
	99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K
None.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

(Registrant)

Dated:	November 13, 2002	By:	/s/ Stuart A. Tashlik

Stuart A. Tashlik, Senior Vice President, Chief Financial Officer Principal Financial and Accounting Officer

CERTIFICATIONS

I, Thomas E. Mara, Chief Executive Officer of The FINOVA Group Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The FINOVA Group Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Thomas E. Mara

Thomas E. Mara Chief Executive Officer

CERTIFICATIONS

I, Stuart A. Tashlik, Chief Financial Officer of The FINOVA Group Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The FINOVA Group Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Stuart A. Tashlik

Stuart A. Tashlik Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.