Form 10-K
period 2002-12-31
FINOVA GROUP INC
filed 2003-03-21
CIK 883701

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                         Commission file number 1-11011


                              THE FINOVA GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                            86-0695381
    (State or other jurisdiction                               (I.R.S. employer
          of incorporation)                                  identification no.)


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

                                 TITLE OF CLASS:
                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

On March 17, 2003, the registrant had 122,041,162 shares of Common Stock ($0.01 par value) outstanding.

Aggregate market value of Common Stock held by nonaffiliates of the registrant as of June 30, 2002 (based on its closing price per share on that date of $0.10) was approximately $6.1 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [X] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to 2003 Annual Meeting of Stockholders of The FINOVA Group Inc. (but excluding information contained in that document furnished pursuant to items 306 and 402(k) and (I) of SEC Regulation S-K) are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS
                                  NAME OF ITEM

                                     PART I

Item 1.             Business                                                   1
Item 2.             Properties                                                11
Item 3.             Legal Proceedings                                         11
Item 4.             Submission of Matters to a Vote of Security Holders       12
Optional Item.      Executive Officers of Registrant                          13

                                     PART II

Item 5.             Market Price for Registrant's Common Equity &
                      Related Stockholder Matters                             14
Item 6.             Selected Financial Data                                   14
Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     15
Item 7a.            Quantitative and Qualitative Disclosure About
                      Market Risk                                             16
Item 8.             Financial Statements & Supplemental Data                  16
Item 9.             Changes in and Disagreements with Accountants
                      on Accounting & Financial Disclosure                    16

                                    PART III

Item 10.            Directors & Executive Officers of the Registrant          16
Item 11.            Executive Compensation                                    16
Item 12.            Security Ownership of Certain Beneficial Owners
                      & Management                                            16
Item 13.            Certain Relationships & Related Transactions              16
Item 14.            Controls and Procedures                                   16

                                     PART IV

Item 15.            Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                             17
Signatures                                                                    19

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

As described below, the Company emerged from chapter 11 reorganization proceedings on August 21, 2001. Since that time, the Company's business activities have been limited to the orderly collection and liquidation of its assets. The Company has not engaged in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers in an effort to maximize the liquidation value of its assets. Any cash flows generated from these activities in excess of cash reserves permitted in the Company's debt agreements is used to reduce the Company's obligations to its creditors.

FINOVA is a Delaware corporation incorporated in 1991. FINOVA's principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800.

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

The Plan is incorporated by reference from FINOVA's Current Reports on Form 8-K, filed on June 22, 2001 and August 27, 2001, Exhibits 2.A and 2.B, respectively.

Pursuant to the Plan, Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Under the Plan, holders of allowed unsecured claims against FINOVA Capital generally received (a) a cash payment equal to 70% of their general unsecured claims (not including pre-petition or post-petition interest), (b) a cash payment equal to the amount of accrued and unpaid pre-petition and post-petition interest on those general unsecured claims and (c) New Senior Notes having an aggregate principal amount equal to 30% of those general unsecured claims (not including pre-petition and post-petition interest). Claims from holders of the 5 1/2% Convertible Trust Originated Preferred Securities (the "TOPrS") issued by FINOVA Finance Trust were treated as allowed unsecured claims of FINOVA Capital in an amount equal to 75% of the liquidation preference attributable to the TOPrS and FINOVA's subordinated debentures related to the TOPrS were cancelled. Upon implementation of the Plan, FINOVA Capital's debt was no longer publicly held and following the Effective Date, it ceased to be a public company.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the "Credit Agreement")), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor, the "Guarantors") have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors' assets.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the "Indenture"), at a fixed interest rate of 7.5% per annum. FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all capital stock of FINOVA Capital,
(b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital's direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is fully repaid.

Because virtually all of the Company's assets are pledged to secure the obligations under the Berkadia Loan and the Intercompany Notes, FINOVA's ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. It should be noted that under governing law, these distributions may not be made to stockholders as long as FINOVA has a negative net worth (total liabilities in excess of total assets). Instead, these payments will be retained by the Company for that purpose until legally permitted by law or used to satisfy the Company's obligations, if necessary.

BASED ON THE COMPANY'S CURRENT FINANCIAL CONDITION, IT IS HIGHLY UNLIKELY THAT THERE WILL BE FUNDS AVAILABLE TO FULLY REPAY THE OUTSTANDING PRINCIPAL ON THE NEW SENIOR NOTES AT MATURITY OR TO PAY THE 5% DISTRIBUTION TO COMMON STOCKHOLDERS. The Company has a negative net worth of $970.7 million as of December 31, 2002 ($1.7 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, THE COMPANY BELIEVES THAT INVESTING IN FINOVA'S DEBT AND EQUITY SECURITIES INVOLVES A HIGH LEVEL OF RISK TO THE INVESTOR.

In  connection  with  its  reorganization,   FINOVA's  Board  of  Directors  was
reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor's committee. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor's committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the New Senior Notes as long as the outstanding balance of the New Senior Notes is greater than $500 million.

FINOVA's business is being operated under a Management Services Agreement with Leucadia, which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Upon emergence from bankruptcy, FINOVA adopted Fresh-Start Reporting in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). With the adoption of Fresh-Start Reporting, the Company's assets and liabilities were recorded at their fair value, which resulted in material adjustments to carrying amounts. As a result of Fresh-Start Reporting and changes in the Company's operations, the consolidated financial statements for periods subsequent to August 31, 2001 (the "Reorganized Company") will not be comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001. For further details, see Annex A, Notes to Consolidated Financial Statements, Note F "Fresh-Start Reporting."

CURRENT BUSINESS ACTIVITIES

Since emergence from chapter 11 in August 2001, the Company's business activities have been limited to maximizing the value of its portfolio through the orderly liquidation of its assets. These activities include collection efforts pursuant to underlying contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has not and does not expect to engage in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value. FINOVA has sold portions of asset portfolios and will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated from these activities in excess of cash reserves permitted in the Company's debt agreements are used to reduce FINOVA's obligations to its creditors.

FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force.

DEVELOPMENTS

On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA's common stock, which had been traded under the symbol "FNV," after the close of market on February 6, 2002. This action was due to FINOVA's common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA's stock began trading over-the-counter on February 7, 2002, under the symbol "FNVG."

In a series of transactions during 2002, the Company sold substantially all of its investment alliance assets for $67.4 million, which resulted in a $6.7 million gain.

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 ("Act"). The Act includes provisions allowing corporations to carryback certain tax net operating losses ("NOLs") for longer periods and with fewer limitations than had previously existed. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs became available for carryback, thereby entitling the Company to a refund of approximately $67 million. During the third quarter of 2002, the Company received $36.0 million of this refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing of the payment, the Company anticipates receiving the remainder of the refund during 2003, which also will be recorded as a direct addition to paid-in-capital. As a result of the special election and carryback of NOLs, the Company did not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income as contemplated in the Company's Form 10-K for December 31, 2001.

In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale included substantially all of FINOVA's performing franchise assets. In August 2002, the Company completed the sale of an additional $67 million of the franchise portfolio (primarily impaired assets) at their carrying value (net of reserves). The Company will continue the orderly liquidation of its remaining franchise assets.

On July 26, 2002, the U.S. District Court granted final approval for a settlement in the consolidated class action securities suits filed against FINOVA and several other defendants. FINOVA had funded its portion of the settlement amount in 2001 and is released from further liability.

In August 2002, in accordance with the Credit Agreement and the Indenture, the Company's Board of Directors, with Berkadia's consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings is calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments of the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last
Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of FINOVA's Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized fresh-start discount). During the fourth quarter of 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. The repurchase generated a net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized fresh-start discount). There can be no assurance that the Company will repurchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price.

On September 10, 2002, FINOVA announced the election of Thomas E. Mara as a Director and Chief Executive Officer, effective September 9, 2002. Mr. Mara replaced Lawrence S. Hershfield, who resigned from those positions to pursue other opportunities.

Pursuant to the terms of the Credit Agreement, FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the excess cash flow (as defined in the Credit Agreement). In addition to mandatory prepayments, the Company is permitted, with Berkadia's consent, to make voluntary prepayments. During 2002, mandatory and voluntary prepayments totaled $2.725 billion. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $2.175 billion as of December 31, 2002 and $1.525 billion as of the filing of this report (including $650 million of payments during the first quarter of 2003). The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

In March 2003, the Company completed the sale of a portion of its rediscount assets for $175.4 million of net cash proceeds and received a $17.8 million participation in a performing loan, which resulted in a $4.4 million gain. These assets were classified as held for sale as of December 31, 2002.

PORTFOLIO DESCRIPTIONS

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit; however, its assets continue to be concentrated in a number of specific market niches. The following niche descriptions include information regarding typical transaction size. In some cases, FINOVA provided multiple financing transactions to a borrower or to affiliates of a borrower, which significantly increased the Company's total exposure to that borrower beyond the typical transaction size.

* COMMERCIAL EQUIPMENT - equipment leases and loans to a broad range of mid-size companies. Specialty markets include emerging growth technology industries (primarily biotechnology), electronics, telecommunications, corporate aircraft, supermarket/specialty retailers and most heavy industries. Typical transaction sizes ranged from $1 million to $20 million. In November 2002, the remaining corporate aircraft portfolio ($107.7 million carrying amount) was removed from this portfolio and included in the transportation portfolio.
* COMMUNICATIONS - term financing to advertising and subscriber-supported businesses, including radio and television broadcasting, cable television, paging, outdoor advertising, publishing and emerging technologies such as internet service providers and competitive local exchange carriers. Typical transaction sizes ranged from $3 million to $40 million.
* CORPORATE FINANCE - cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes ranged from $2 million to $35 million. Corporate finance was previously classified as a discontinued operation; however, upon emergence from chapter 11, the remaining net assets were reclassified as held for sale at their estimated net realizable value.
* FRANCHISE - equipment, real estate and acquisition financing for operators of established franchise concepts. Typical transaction sizes generally ranged from $500 thousand to $40 million. During 2002, approximately $552 million of these assets were sold in multiple transactions.
* HEALTHCARE - real estate, working capital and equipment financing products for the U.S. healthcare industry. Transaction sizes typically ranged from $500 thousand to $35 million.
*    INVESTMENT   ALLIANCE  -  equity  and  debt  financing  for  businesses  in partnership with institutional investors and selected fund sponsors. Typical transaction sizes ranged from $2 million to $15 million. During the fourth quarter of 2001, FINOVA classified these assets as held for sale, and in February 2002, completed the sale of substantially all remaining assets.
* MEZZANINE CAPITAL - secured subordinated debt with warrants to mid-size North American companies for expansion capital, buyouts or recapitalization. Typical transaction sizes ranged from $2 million to $15 million.

* PUBLIC - tax-exempt term financing to non-profit corporations, manufacturers and state and local governments. Typical transaction sizes ranged from $2 million to $15 million. In January 2002, the remaining assets of the public portfolio were combined with the specialty real estate portfolio.
* REDISCOUNT - revolving credit facilities to the independent consumer finance industry, including direct loan, automobile, mortgage and premium finance companies. Typical transaction sizes ranged from $1 million to $35 million or more, and in some instances exceeded $100 million. In March 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and received a $17.8 million participation in a performing loan, resulting in a net gain of $4.4 million.
* RESORT - acquisition, construction and receivables financing for timeshare resorts, second home communities and fractional interest resorts. Typical transaction sizes ranged from $5 million to $35 million or more, and in some instances exceeded $100 million.
* SPECIALTY REAL ESTATE - senior term acquisition and bridge/interim loans from $5 million to $30 million or more on hotel and resort properties. Through this division, FINOVA also provided equity investments in credit-oriented real estate sale-leasebacks.
* TRANSPORTATION - structured equipment loans, direct financing, operating and leveraged leases and acquisition financing for domestic and international commercial and cargo airlines, railroads and operators of other transportation-related equipment. Typical transaction sizes ranged from $5 million to $30 million or more, and in some instances exceeded $100 million.

PORTFOLIO COMPOSITION

The following table details the composition and carrying amounts of the Company's total financial assets at December 31, 2002:

-----------------------------------------------------------------------------------------------------------------------------
                                   REVENUE        REVENUE      NONACCRUING   NONACCRUING     OWNED         TOTAL
                                   ACCRUING       ACCRUING      IMPAIRED       LEASES       ASSETS &      FINANCIAL
                                    ASSETS        IMPAIRED        LOANS        & OTHER     INVESTMENTS     ASSETS         %
-----------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Resort                           $   895,577    $   113,000   $   115,450   $    31,680   $     3,500   $ 1,159,207      31.4
Transportation                                      308,998       175,064        69,703       162,345       716,110      19.4
Specialty Real Estate                409,557         22,358       104,535         3,487        14,826       554,763      15.0
Rediscount                           109,467          5,017       302,838         8,169                     425,491      11.5
Healthcare                            53,563                      208,524         4,474           488       267,049       7.2
Communications                        32,587          3,383       190,783         3,770           389       230,912       6.2
Commercial Equipment                  70,952                       18,651        15,177         6,155       110,935       3.0
Franchise                              4,626         16,944        76,818            51         5,145       103,584       2.8
Corporate Finance                     16,993                       36,207         1,844                      55,044       1.5
Mezzanine Capital                     20,245          1,375        20,488         1,487         3,532        47,127       1.3
Other Portfolios                      17,211                                      4,032         4,954        26,197       0.7
-----------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS           $ 1,630,778    $   471,075   $ 1,249,358   $   143,874   $   201,334   $ 3,696,419     100.0
Reserve for credit losses                                                                                  (540,268)
-------------------------------------------------------------------------------------------------------------------
TOTAL (1)                                                                                               $ 3,156,151
===================================================================================================================

----------
NOTES:

(1) Excludes $147.6 million of assets sold that the Company manages, including $55.9 million in commercial equipment and $91.7 million in franchise.

                    ----------------------------------------

The following table details the composition and carrying amounts of the Company's total financial assets at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------
                                   REVENUE        REVENUE      NONACCRUING   NONACCRUING     OWNED         TOTAL
                                   ACCRUING       ACCRUING      IMPAIRED       LEASES       ASSETS &      FINANCIAL
                                    ASSETS        IMPAIRED        LOANS        & OTHER     INVESTMENTS     ASSETS         %
-----------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Resort                           $ 1,120,198    $    42,403   $   290,709   $     2,222   $     3,500   $ 1,459,032      22.6
Transportation                                      450,736       288,181                     302,723     1,041,640      16.1
Franchise                            547,610          8,012       183,411         1,517         5,046       745,596      11.6
Rediscount                           426,433         33,647       245,643        37,052                     742,775      11.5
Specialty Real Estate                502,982         27,893        74,061        15,686        26,413       647,035      10.0
Healthcare                           294,383                      254,171         1,978        19,083       569,615       8.8
Communications                       145,207          4,899       208,939                           8       359,053       5.6
Commercial Equipment                 246,006          7,822        50,263         5,900        20,386       330,377       5.1
Corporate Finance                     48,023                      133,645         2,596                     184,264       2.9
Mezzanine Capital                     73,700          1,296        27,995                      18,363       121,354       1.9
Public                                77,127                       12,614                                    89,741       1.4
Investment Alliance                    2,977                        1,919                      66,917        71,813       1.1
Other Portfolios                      21,346                                      4,103        64,020        89,469       1.4
-----------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS           $ 3,505,992    $   576,708   $ 1,771,551   $    71,054   $   526,459   $ 6,451,764     100.0
Reserve for Credit Losses                                                                                (1,019,878)
-------------------------------------------------------------------------------------------------------------------
TOTAL (1)                                                                                               $ 5,431,886
===================================================================================================================

----------
NOTES:

(1) Excludes $233.6 million of assets sold that the Company manages, consisting of $130.9 million in commercial equipment and $102.7 million in franchise.

                    -----------------------------------------

The following table presents balances and changes to the reserve for credit losses:

---------------------------------------------------------------------------------------------------
                                              REORGANIZED COMPANY               PREDECESSOR COMPANY
                                   ----------------------------------------     -------------------
                                       YEAR ENDED         FOUR MONTHS ENDED      EIGHT MONTHS ENDED
                                   DECEMBER 31, 2002      DECEMBER 31, 2001       AUGUST 31, 2001
---------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Balance, beginning of period          $ 1,019,878            $   256,324            $   578,750
Provision for credit losses              (339,986)               777,500                230,772
Write-offs                               (190,021)               (35,877)              (558,052)
Recoveries                                 50,033                 21,729                  4,964
Other                                         364                    202                   (110)
---------------------------------------------------------------------------------------------------
Balance, end of period                $   540,268            $ 1,019,878            $   256,324
===================================================================================================

For the year ended December 31, 2002, the Company recorded a $340.0 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily related to proceeds received from collections, prepayments and asset sales in excess of recorded carrying amounts (net of reserves); reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

For the year ended December 31, 2001, the Company recorded a $777.5 million provision for credit losses to increase its reserve for credit losses primarily due to the weakened economy, the events of September 11 and management's concerns regarding the full collection of certain transactions within its portfolio.

A summary of the reserve for credit losses by impaired and other assets is as follows:

--------------------------------------------------------------------------------
                                                        2002              2001
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Reserves on impaired assets                           $438,172         $ 636,661
Other reserves                                         102,096           383,217
--------------------------------------------------------------------------------
Reserve for credit losses                             $540,268        $1,019,878
================================================================================

Several of the Company's accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. For a detailed discussion of the Company's accounting policies and reserve for credit losses, see Annex A, Notes to Consolidated Financial Statements, Note B "Significant Accounting Policies" and Note D "Reserve for Credit Losses."

Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA's cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation could have a material negative impact on the Company's ability to recover recorded asset amounts.

FINOVA's process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company's customers and FINOVA's collateral. In addition, assumptions are sometimes necessary concerning the customer's ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company's cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

The carrying amounts and reserve for credit losses recorded on FINOVA's financial statements reflect the Company's expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolios.

During 2002, the Company's detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. The current state of the aircraft industry includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today.

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

At December 31, 2002, the Company's transportation portfolio consisted of the following aircraft:

-------------------------------------------------------------------------------------------------
                                                                                      APPROXIMATE
                                                      NUMBER OF                       AVERAGE AGE
AIRCRAFT TYPE                                          AIRCRAFT   PASSENGER   CARGO     (YEARS)
-------------------------------------------------------------------------------------------------
Airbus 300                                                8           4         4         13
Boeing 727                                               34           9        25         25
Boeing 737                                               33          33                   18
Boeing 747                                               15           8         7         21
Boeing 757                                                9           9                   10
Boeing 767                                                1           1                   16
McDonnell Douglas DC 8 and DC 9                          34          25         9         29
McDonnell Douglas DC 10                                  20           8        12         24
McDonnell Douglas MD series                              30          30                   17
Regional jets, corporate aircraft and turbo props        47          44         3         12
-------------------------------------------------------------------------------------------------
Total                                                   231         171        60         20
=================================================================================================

At December 31, 2002, 82 aircraft with a carrying value of $409.2 million were operated by U.S. domiciled carriers and 80 aircraft with a carrying value of $233.8 million were operated by foreign carriers. Additionally, 69 aircraft with a carrying value of $48.8 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe. Some of these aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often there is no minimum rental due and future cash flows are difficult to project. FINOVA's railroad portfolio (all domestic) and other transportation equipment had a carrying value of $24.3 million at December 31, 2002.

At December 31, 2001, 117 aircraft with a carrying value of $550.4 million were operated by U.S. domiciled carriers and 82 aircraft with a carrying value of $355.7 million were operated by foreign carriers. Additionally, 63 aircraft with a carrying value of $107.9 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe. FINOVA's railroad portfolio (all domestic) and other transportation equipment had a carrying value of $27.6 million at December 31, 2001.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At December 31, 2002 and 2001, the carrying amount of the resort portfolio by state was as follows:

--------------------------------------------------------------------------------
                                             2002                     2001
--------------------------------------------------------------------------------
                                                (Dollars in thousands)
Florida                           $   299,458     25.8%    $   289,143     19.8%
California                            162,245     14.0%        114,278      7.8%
Nevada                                138,455     12.0%        243,165     16.7%
Hawaii                                138,418     11.9%        168,696     11.6%
Arizona                               117,780     10.2%        213,421     14.6%
Other (less than 10%)                 302,851     26.1%        430,329     29.5%
--------------------------------------------------------------------------------
Total                             $ 1,159,207    100.0%    $ 1,459,032    100.0%
================================================================================

Changes in geographic concentrations during 2002 were due to the amount of fundings (under existing customer commitments) and portfolio runoff within individual states as compared to the net runoff for the total portfolio.

CUSTOMER REQUIREMENTS

FINOVA Capital's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates for existing customers are based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees are granted an option to purchase the equipment at the end of the lease term at its then fair market value and, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

PORTFOLIO MANAGEMENT

FINOVA Capital's portfolio management personnel generally perform detailed reviews and assessments of customer financial statements to analyze financial performance and trends, conduct periodic assessments, appraisals and/or verification of the underlying collateral, seek to identify issues concerning strengths, weaknesses and vulnerabilities of the customer, seek to resolve outstanding issues with the customer, and periodically review and address covenant compliance issues.

Intensive quarterly evaluations of borrower performance are an important aspect of the portfolio management review process. In conjunction with this process, portfolio managers update anticipated portfolio cash flows. These evaluations and cash flows serve as a significant component in the determination of portfolio impairment.

DELINQUENCIES AND WORKOUTS

FINOVA Capital monitors the timing of payments on its accounts and has established detailed policies and procedures for collection of delinquencies. These policies and procedures are generally employed, unless in the opinion of management, an alternate course is warranted. Generally, for term loans and leases, when an invoice is ten days past due, the customer is contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained as a result of communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice for principal or interest becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel may be retained to help protect FINOVA Capital's rights and to pursue its remedies.

Accounts are generally classified as "nonaccruing" when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Impairment reserves may be required even when payments are current, if it is probable that the borrower will not be able to make all payments pursuant to the terms of its contract. When an account is classified as nonaccruing, all accrued and unpaid interest is reversed and future income recognition is indefinitely suspended. Foreclosed or repossessed assets are generally considered to be nonaccruing and are reported as such unless they generate sufficient cash to result in a market rate of return. Those accounts are periodically reviewed and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as it believes appropriate.

GOVERNMENTAL REGULATION

FINOVA Capital's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations, such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Internal Revenue Service, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates that are charged to customers in financing transactions. Some of FINOVA Capital's financing transactions and servicing activities are subject to additional government regulation. For example, aircraft financing is regulated by the Federal Aviation Administration and communications financing is regulated by the Federal Communication Commission. FINOVA Capital's international activities are also subject to a variety of laws and regulations of the countries in which business is conducted. FINOVA's operations during the reorganization proceedings were also subject to oversight by the bankruptcy court, which has retained jurisdiction to resolve claims resulting from that restructuring.

EMPLOYEES

At December 31, 2002, the Company had 319 employees compared to 497 and 1,098 at December 31, 2001 and 2000, respectively. The decrease is attributable to the substantial liquidation of certain portfolios, sales of certain businesses, combination of certain business units, the Company's efforts to trim operating expenses, reorganization of the Company and attrition caused by the events of the past three years. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations remain satisfactory.

FINOVA recognizes that a substantial unanticipated reduction in employees could increase internal control risk; however, the Company believes it has significantly mitigated this concern through reallocation of responsibilities throughout the organization. The Company believes that qualified individuals have been appointed to manage the Company's operations.

All employees are covered by a severance program, which has been approved by the Board of Directors and continues with no fixed expiration date. The Company has also developed an annual performance-based incentive program for all employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed in the sections of this report captioned "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7a. Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words "estimate," "expects," "anticipates," "believes," "plans," "intends" and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. Risks, uncertainties and other factors may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include, but are not limited to:

* The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. Portfolio decisions are based on estimates of asset value and actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company's ability to repay outstanding secured debt and other obligations and have a materially adverse impact on its financial position and results of operations. The current focus on maximizing portfolio values and the absence of new business generation will cause future financial results to differ materially from prior periods. Similarly, adoption of Fresh-Start Reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

* Several of the Company's accounting policies pertain to the ongoing determination of portfolio impairment. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Actual results may differ from the estimates.

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

* The cost of FINOVA's capital has increased significantly since the first quarter of 2000 and will continue to negatively impact results. Failure to comply with its credit obligations could result in additional increases in interest charges. In addition, changes in interest rate indices may negatively impact interest margin due to lack of matched funding of the Company's assets and liabilities.

* Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future.

* Conditions affecting the Company's aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA's aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

* Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some FINOVA financing transactions. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes.

* Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming to implement than anticipated.

*    Potential liabilities associated with dispositions of assets.

* The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates.

* As the portfolio declines, increasing concentrations of financial assets in certain industries such as resort and transportation could make the overall portfolio more subject to changes in performance in those industries.

*    Other risks detailed in this and FINOVA's other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

INVESTOR INFORMATION

FINOVA is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, FINOVA files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Those reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information on FINOVA's website. The address is www.finova.com. FINOVA makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act within two business days after filing that material with the SEC.

ITEM 2. PROPERTIES.

FINOVA's principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800. FINOVA Capital operates various additional offices in the United States and one in Europe. All of these properties are leased. As part of the reorganization proceedings, the Company rejected a number of its leases for office properties (including its primary operating headquarters in Scottsdale). During 2002, the Company finalized negotiations on its Scottsdale headquarters and all other rejected leases.

As a result of the continued liquidation and sale of assets, FINOVA has consolidated operations and reduced staffing, resulting in the need for less office space. FINOVA has terminated all or a portion of multiple operating lease contracts and ceased using significant portions of several office locations. While the Company pursues subleasing opportunities, it continues to incur costs under these operating lease contracts without receiving economic benefit. As of December 31, 2002, a liability was recorded for the estimated fair value of future rental payments, net of anticipated subrentals and lease termination damages on office space the Company is no longer using. See Annex A, Notes to Consolidated Financial Statements, Note S "Costs Associated with Exit or Disposal Activities" for more information.

ITEM 3. LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts.

Litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the claims noted below, FINOVA believes that any resulting liability from its legal proceedings should not materially affect FINOVA's financial position, results of operations or cash flows. The following claims could have a material adverse impact on FINOVA's financial position, results of operations or cash flow.

If any legal proceedings result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company's financial condition, it does not expect that it can satisfy all its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

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

The Debtors' Third Amended and Restated Joint Plan of Reorganization was confirmed by the Bankruptcy Court and became effective on August 21, 2001, upon consummation of the Berkadia Loan. See Annex A, Notes to Consolidated Financial Statements, Note A "Nature of Operations and Chapter 11 Reorganization" for more information regarding the reorganization proceedings.

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

SECURITIES LITIGATION

All of the stockholder and derivative lawsuits discussed in the Company's Annual Report on FINOVA's Form 10-K for the year ended December 31, 2001 and in other SEC filings have now been settled or dismissed and are no longer pending against the Company, including the dismissal on September 13, 2002 of the BENKLER VS. MILLER and SIRROM PARTNERS VS. FINOVA cases noted in FINOVA's prior SEC filings. FINOVA funded its portion of the settlement amount in 2001 and is released from further liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

OPTIONAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT.

Set forth below is information with respect to those individuals who serve as executive officers of FINOVA. Messrs. Cumming, Steinberg and Mara serve pursuant to the Management Services Agreement with Leucadia, which is discussed more fully in Item 1. Business. "Chapter 11 Reorganization." Messrs. Gray, Lieberman and Tashlik are "at will" employees and may be terminated at any time.

     NAME                AGE                  POSITION AND BACKGROUND
-------------------      ---      ----------------------------------------------
Ian M. Cumming            62      Chairman  of the Board of FINOVA  since  2001.
                                  Director and Chairman of the Board of Leucadia since 1978.

Joseph S. Steinberg       59      Director  and  President of FINOVA since 2001.
                                  Director of Leucadia since 1978 and President of Leucadia since 1979.

Thomas E. Mara            57      Director and Chief Executive Officer of FINOVA
                                  since  2002.   Executive   Vice  President  of
                                  Leucadia since 1980 and Treasurer of Leucadia since 1993.

Glenn E. Gray             49      Chief Operating  Officer of FINOVA since 2002.
                                  Previously,  Senior Vice  President - Division
                                  Manager or similar positions of FINOVA and FINOVA Capital for more than five years.

Richard Lieberman         43      Senior  Vice  President,   General  Counsel  &
                                  Secretary  of FINOVA  since 2001.  Previously,
                                  Vice President - Deputy General Counsel or similar positions of FINOVA and FINOVA Capital for more than five years.

Stuart A. Tashlik         46      Senior  Vice  President  and  Chief  Financial
                                  Officer  of  FINOVA  since  2001.  Previously,
                                  Senior Vice President or similar positions of FINOVA and FINOVA Capital for more than five years.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

FINOVA's common stock previously traded on the New York Stock Exchange under the symbol "FNV." On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA's common stock after the close of market on February 6, 2002. This action was due to FINOVA's common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA's stock began trading over-the-counter on February 7, 2002 under the symbol "FNVG."

Upon emergence from chapter 11 in 2001, FINOVA's existing shares of common stock continued to remain outstanding. In accordance with the Plan, FINOVA issued 3,000 shares of common stock to a creditor under the Plan and 61,020,581 shares of common stock to Berkadia. The shares issued to Berkadia represented 50% of FINOVA's shares outstanding after giving effect to implementation of the Plan. At December 31, 2002 and 2001, FINOVA had approximately 122,041,000 shares of common stock outstanding.

The shares issued to Berkadia were additional consideration for its $5.6 billion loan to FINOVA Capital. The issuance to Berkadia relied on the private offering exemption contained within Section 4(2) of the Securities Act of 1933, as amended, and was a condition to Berkadia making the privately negotiated loan. The additional shares issued pursuant to the Plan were issued in reliance on
Section 1145 of chapter 11, title 11 of the United States Code.

The following table summarizes the high and low market prices as reported on the New York Stock Exchange Composite Tape (January 1, 2001 to February 6, 2002) and the OTC Stock Exchange as reported by Commodity Systems Inc. (February 7, 2002 to December 31, 2002). The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                  SALES PRICE RANGE OF COMMON STOCK
                             -------------------------------------------
                                    2002                     2001
                             ------------------       ------------------
         Quarters:            HIGH        LOW          HIGH        LOW
                             -------    -------       -------    -------
         First               $0.9400    $0.1800       $3.0000    $0.8125
         Second               0.3400     0.0600        5.5300     1.2000
         Third                0.1600     0.0600        4.3800     0.9700
         Fourth               0.3700     0.0600        1.5000     0.5000

In November 2000, the Company suspended the payment of cash dividends. FINOVA anticipates it will not pay dividends in the foreseeable future, except as provided in the Plan. In accordance with the Plan, distributions to stockholders will not occur until the Berkadia Loan is fully repaid. Furthermore, distributions may not be made to stockholders as long as FINOVA has a negative net worth (total liabilities in excess of total assets). Instead, these payments will be retained by the Company for that purpose until legally permitted by law or used to satisfy the Company's obligations, if necessary.

FINOVA's Certificate of Incorporation prohibits persons (except Berkadia and its affiliates) from acquiring 5% or more of Corporation Securities (as defined) unless the purchase is approved by the Board of Directors. Those restrictions did not apply to the acquisition of shares in connection with the reorganization proceedings. The restrictions will remain in effect until the earlier of (a) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (b) the beginning of the taxable year of the Company to which certain tax benefits may no longer be carried forward.

As of March 17, 2003, there were approximately 16,600 holders of record of The FINOVA Group Inc.'s common stock. The closing price of the common stock on that date was $0.16.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes selected financial data obtained or derived from the audited consolidated financial statements of FINOVA for the year ended December 31, 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and each of the years ended December 31, 2000, 1999 and 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of FINOVA and the Notes to Consolidated Financial Statements included in Annex A, as well as the rest of this report. Prior year amounts have been reclassified to conform to 2002 presentation.

As a result of Fresh-Start Reporting and changes in the Company's operations, the consolidated financial statements of the Company for the periods subsequent to August 31, 2001 (the "Reorganized Company") will not be comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company").

-----------------------------------------------------------------------------------------------------------------------------------
                                            REORGANIZED COMPANY                           PREDECESSOR COMPANY
                                      ------------------------------   ------------------------------------------------------------
                                                        FOUR MONTHS    EIGHT MONTHS              YEARS ENDED DECEMBER 31,
                                       YEAR ENDED          ENDED           ENDED        -------------------------------------------
                                      DEC. 31, 2002    DEC. 31, 2001   AUG. 31, 2001       2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands, except per share data)

OPERATIONS:
Interest margin                       $    (69,950)    $    (10,605)    $    78,033     $   454,901     $   483,540     $   404,515
Provision for credit losses                339,986         (777,500)       (230,772)       (643,000)        (22,390)        (48,470)
Net (loss) gain on financial assets        (81,479)        (281,608)       (320,934)       (168,589)         67,886          27,912
Portfolio expenses                         (46,859)          (8,523)        (12,521)        (13,777)        (10,887)         (8,549)
General and administrative expenses       (108,407)         (63,272)       (121,553)       (385,635)       (157,810)       (138,579)
Gain from extinguishment of debt,
  net of fresh-start discount               88,237
Income (loss)  from continuing
  operations                               121,472       (1,142,300)       (654,583)       (546,709)        218,241         142,661
Net income (loss)                          121,472       (1,142,300)       (640,850)       (939,817)        215,244         160,341
Diluted earnings (loss) from
  continuing operations per share     $       1.00     $      (9.36)    $    (10.28)    $     (8.96)    $      3.45     $      2.41
Diluted adjusted weighted average
  shares outstanding                   122,041,000      122,041,000      63,677,000      60,994,000      64,300,000      60,705,000
Dividends per common share            $                $                $               $      0.54     $      0.68     $      0.60

FINANCIAL POSITION:
Total financial assets (before
  reserves)                           $  3,696,419     $  6,451,764     $ 7,587,606     $11,863,731     $13,602,614     $10,021,344
Nonaccruing assets                       1,393,232        1,842,605       1,329,654       1,407,539         295,123         205,233
Reserve for credit losses                 (540,268)      (1,019,878)       (256,324)       (578,750)       (178,266)       (141,579)
Total assets                             3,759,008        6,504,025       8,302,956      12,089,086      13,889,889      10,228,374
Berkadia Loan                            2,175,000        4,900,000       5,600,000
Senior debt  - Reorganized
  Company (1)                            2,381,643        2,489,082       2,479,139
Senior debt - Predecessor Company                                                        10,997,687      11,407,767       8,394,578
Convertible preferred securities                                                            111,550         111,550         111,550
Stockholders' equity                      (970,749)      (1,120,569)         17,623         672,934       1,663,381       1,167,231

RATIOS:
Nonaccruing assets as a % of total
  financial assets (before reserves)          37.7%            28.6%           17.5%           11.9%            2.2%            2.0%
Reserve for credit losses as a % of:
  Total financing assets                      17.4%            18.3%            4.1%            6.3%            1.9%            2.0%
  Nonaccruing assets                          38.8%            55.3%           19.3%           41.1%           60.4%           69.0%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Senior debt - Reorganized Company is net of a fresh-start discount of $686,306, $761,396 and $771,339 at December 31, 2002, December 31, 2001 and
     August 31, 2001, respectively. The Company remains obligated for the full principal amount, which was $3,067,949 at December 31, 2002 and $3,250,478 at December 31, 2001 and August 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See pages 1 - 14 of Annex A.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

See page 14 of Annex A.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA.

1.   Financial Statements - See Item 15 hereof and Annex A.

2. Supplementary Data - See Condensed Quarterly Results included in Annex A, Supplemental Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning FINOVA's directors will be incorporated by reference from FINOVA's Proxy Statement issued in connection with its 2003 Annual Meeting of Shareholders (the "Proxy Statement").

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

ITEM 14. CONTROLS AND PROCEDURES.

(a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)   Documents filed.

     1)   Financial Statements.

          The following financial information of FINOVA is included
            in Annex A:                                                     PAGE
                                                                            ----
            Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      A-1
            Quantitative and Qualitative Disclosure about Market Risk       A-14
            Report of Independent Auditors                                  A-15
            Consolidated Balance Sheets                                     A-16
            Statements of Consolidated Operations                           A-17
            Statements of Consolidated Cash Flows                           A-18
            Statements of Consolidated Stockholders' Equity                 A-20
            Notes to Consolidated Financial Statements                      A-21
            Supplemental Selected Financial Data (unaudited)                A-56

     2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

     3)   Exhibits.

                                                                                           INCORPORATED BY REFERENCE FROM:
                                                                                           -------------------------------
                                                                                           REPORT ON     DATE
EXHIBIT                                                                                      FORM        FILED     EXHIBIT
-------                                                                                      ----        -----     -------
(2.A)           Third Amended and Restated  Joint Plan of  Reorganization  of Debtors
                Under Chapter 11 of the Bankruptcy Code.                                      8-K       6/22/01     10.A

(2.B)           Revised  Technical  Amendments  to Third  Amended and Restated  Joint
                Plan of Reorganization.                                                       8-K       8/27/01      2.B

(3.A)           Amended and Restated Certificate of Incorporation of FINOVA.                  8-K       8/27/01      3.A

(3.B)           Amended and Restated Bylaws of FINOVA.                                        8-K       8/27/01      3.B

(4.A)           Form of Common Stock Certificate.                                            10-K       3/15/02      4.A

(4.B)           Relevant  provisions of FINOVA's  Certificate  of  Incorporation  and
                Bylaws  included in Exhibits  3.A and 3.B above are  incorporated  by                             3.A  and
                reference.                                                                                           3.B

(4.C)           Long-term debt instruments with  principal  amounts not  exceeding 10%
                of  FINOVA's total  consolidated assets  are not  filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

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

(10.C)          Form of Intercompany Notes by FINOVA Capital payable to FINOVA.               8-K       8/27/01      10.C

(10.D)          Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA,
                FINOVA  Capital,  Berkadia,  Wilmington  Trust Company,  as collateral trustee (the  "Collateral  Trustee"),  the Indenture  Trustee and each
                grantor from time to time party thereto.                                      8-K       8/27/01      10.D

(10.E)          Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.        8-K       8/27/01      10.E


                                                                                           INCORPORATED BY REFERENCE FROM:
                                                                                           -------------------------------
                                                                                           REPORT ON     DATE
EXHIBIT                                                                                      FORM        FILED     EXHIBIT
-------                                                                                      ----        -----     -------
(10.F)          Guaranty,  dated as of August 21, 2001,  by certain  subsidiaries  of
                FINOVA Capital (the "Subsidiary Guarantors"), in favor of Berkadia.           8-K       8/27/01      10.F

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

(10.I.1)        Novation  Agreement and Amendment to  Registration  Rights  Agreement,
                dated as of August 23,  2002,  among  FINOVA,  Berkadia  and  Berkadia
                Equity Holdings LLC.                                                           *

(10.J)          Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia,
                Berkshire and Leucadia.                                                       8-K       8/27/01      10.J

(10.K)          Amended and Restated Management Agreement among FINOVA, FINOVA Capital
                and Leucadia, dated April 3, 2001.+                                          10-K       4/26/01      10.T.1

(10.L)          Form of Letter for 2002 Bonus Program.+                                      10-K       3/15/02      10.L

(10.M.1)        Severance Plan.+                                                             10-K       3/15/02      10.M.1

(10.M.2)        Enhanced Severance Plan.+                                                    10-K       3/15/02      10.M.2

(10.N)          FINOVA's policies regarding compensation of directors are incorporated by reference from the 2003 Proxy Statement.+

(10.O)          Compensation  Agreement  and Release for Stuart A. Tashlik dated March
                15, 2001.+                                                                   10-K/A     4/26/01      10.E.6

(10.P)          Letter  Agreement  between FINOVA and Richard  Lieberman dated July 9,
                2001.+                                                                       10-K       3/15/02      10.W

(10.Q)          Executive Severance Plan, Tier III.+                                         10-K       3/15/02      10.X

(10.R)          Corporate Finance Long-term Retention and Incentive Plan                       *

(12)            Computation  of Ratio of Income (Loss) to Fixed Charges and Preferred
                Stock Dividends.                                                               *

(21)            Subsidiaries.                                                                  *

(23)            Consent of Independent Auditors from Ernst & Young LLP.                        *

(99.A)          Order  entered  August  10,  2001  confirming  the Third  Amended  and
                Restated Joint Plan of  Reorganization,  as amended and  supplemented.        8-K       8/27/01      99.B

----------
     *    Filed with this report
     +    Relating to management compensation

b)   Reports on Form 8-K.

     None.

                              THE FINOVA GROUP INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NAME AND TITLE                                DATE                        SIGNATURE
              --------------                                ----                        ---------
PRINCIPAL EXECUTIVE OFFICER:

  Thomas E. Mara                                       March 17, 2003           /s/ Thomas E. Mara
  Chief Executive Officer and a Director                                        ---------------------------

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  Stuart A. Tashlik                                    March 19, 2003           /s/ Stuart A. Tashlik
  Senior Vice President and Chief Financial Officer                             ---------------------------

DIRECTORS:

  Thomas F. Boland                                     March 18, 2003           /s/ Thomas F. Boland
                                                                                ---------------------------


  Ian M. Cumming                                       March 19, 2003           /s/ Ian M. Cumming
                                                                                ---------------------------


  G. Robert Durham                                     March 18, 2003           /s/ G. Robert Durham
                                                                                ---------------------------


  R. Gregory Morgan                                    March 20, 2003           /s/ R. Gregory Morgan
                                                                                ---------------------------


  Kenneth R. Smith                                     March 19, 2003           /s/ Kenneth R. Smith
                                                                                ---------------------------


  Joseph S. Steinberg                                  March 18, 2003           /s/ Joseph S. Steinberg
                                                                                ---------------------------

                                 CERTIFICATIONS

I, Thomas E. Mara, Chief Executive Officer of The FINOVA Group Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of The FINOVA Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

                                        /s/ Thomas E. Mara
                                        ----------------------------------------
                                        Thomas E. Mara
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Stuart A. Tashlik, Chief Financial Officer of The FINOVA Group Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of The FINOVA Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

                                        /s/ Stuart A. Tashlik
                                        ----------------------------------------
                                        Stuart A. Tashlik
                                        Chief Financial Officer

                                     ANNEX A

                              THE FINOVA GROUP INC.
                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                  A-1

Quantitative and Qualitative Disclosure about Market Risk                   A-14

Consolidated Financial Statements:

     Report of Independent Auditors                                         A-15

     Consolidated Balance Sheets                                            A-16

     Statements of Consolidated Operations                                  A-17

     Statements of Consolidated Cash Flows                                  A-18

     Statements of Consolidated Stockholders' Equity                        A-20

     Notes to Consolidated Financial Statements                             A-21

Supplemental Selected Financial Data (unaudited)                            A-56

                              THE FINOVA GROUP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA, a financial services holding company, is a Delaware corporation, incorporated in 1991. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA's business is being operated under a Management Services Agreement with Leucadia National Corporation ("Leucadia"), which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). FINOVA Capital has been in operation since 1954.

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

The Plan is incorporated by reference from FINOVA's Current Reports on Form 8-K, filed on June 22, 2001 and August 27, 2001, Exhibits 2.A and 2.B, respectively.

CURRENT BUSINESS ACTIVITIES

Since emergence from chapter 11 in August 2001, the Company's business activities have been limited to maximizing the value of its portfolio through the orderly liquidation of its assets. These activities include collection efforts pursuant to underlying contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has not and does not expect to engage in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value. FINOVA has sold portions of asset portfolios and will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated from these activities in excess of cash reserves permitted in the Company's debt agreements are used to reduce FINOVA's obligations to its creditors.

FINOVA has combined its former operating segments into one operating unit; accordingly, no segment information by unit is maintained. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force.

DEVELOPMENTS

On January 30, 2002, FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA's common stock, which had been traded under the symbol "FNV," after the close of market on February 6, 2002. This action was due to FINOVA's common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA's stock began trading over-the-counter on February 7, 2002, under the symbol "FNVG."

In a series of transactions during 2002, the Company sold substantially all of its investment alliance assets for $67.4 million, which resulted in a $6.7 million gain.

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 ("Act"). The Act includes provisions allowing corporations to carryback certain tax net operating losses ("NOLs") for longer periods and with fewer limitations than had previously existed. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs became available for carryback, thereby entitling the Company to a refund of approximately $67 million. During the third quarter of 2002, the Company received $36.0 million of this refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing of the payment, the Company anticipates receiving the remainder of the refund during 2003, which also will be recorded as a direct addition to paid-in-capital. As a result of the special election and carryback of NOLs, the Company did not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income as contemplated in the Company's Form 10-K for December 31, 2001.

                              THE FINOVA GROUP INC.

In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale included substantially all of FINOVA's performing franchise assets. In August 2002, the Company completed the sale of an additional $67 million of the franchise portfolio (primarily impaired assets) at their carrying value (net of reserves). The Company will continue the orderly liquidation of its remaining franchise assets.

On July 26, 2002, the U.S. District Court granted final approval for a settlement in the consolidated class action securities suits filed against FINOVA and several other defendants. FINOVA had funded its portion of the settlement amount in 2001 and is released from further liability.

In August 2002, in accordance with the Credit Agreement and the Indenture, the Company's Board of Directors, with Berkadia's consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings is calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments of the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last
Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of FINOVA's Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized fresh-start discount). During the fourth quarter of 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. The repurchase generated a net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized fresh-start discount). There can be no assurance that the Company will repurchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price.

On September 10, 2002, FINOVA announced the election of Thomas E. Mara as a Director and Chief Executive Officer, effective September 9, 2002. Mr. Mara replaced Lawrence S. Hershfield, who resigned from those positions to pursue other opportunities.

Pursuant to the terms of the Credit Agreement, FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the excess cash flow (as defined in the Credit Agreement). In addition to mandatory prepayments, the Company is permitted, with Berkadia's consent, to make voluntary prepayments. During 2002, mandatory and voluntary prepayments totaled $2.725 billion. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $2.175 billion as of December 31, 2002 and $1.525 billion as of the filing of this report (including $650 million of payments during the first quarter of 2003). The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

In March 2003, the Company completed the sale of a portion of its rediscount assets for $175.4 million of net cash proceeds and received a $17.8 million participation in a performing loan, which resulted in a $4.4 million gain. These assets were classified as held for sale as of December 31, 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. The Company believes the following to be among the most critical judgment areas in the application of its accounting policies. Additional accounting polices are discussed in Notes to Consolidated Financial Statements, Note B "Significant Accounting Polices."

                              THE FINOVA GROUP INC.

CARRYING AMOUNTS, IMPAIRMENT AND USE OF ESTIMATES

Several of the Company's accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA's cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation could have a material negative impact on the Company's ability to recover recorded asset amounts.

FINOVA's process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company's customers and FINOVA's collateral. In addition, assumptions are sometimes necessary concerning the customer's ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company's cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets is recorded through the Company's reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of other financial assets is marked down directly against the asset's carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

The carrying amounts and reserve for credit losses recorded on FINOVA's financial statements reflect the Company's expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolios.

During 2002, the Company's detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. The current state of the aircraft industry includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today.

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

RESERVE FOR CREDIT  LOSSES.  The reserve for credit losses  represents  FINOVA's estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and

                              THE FINOVA GROUP INC.

assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of December 31, 2002 and 2001, the reserve for credit losses totaled $540.3 million and $1.0 billion, respectively.

OWNED ASSETS. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA's typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If actual results differ from the estimates used to determine impairment, additional markdowns may be necessary, impacting financial condition and results from operations. As of December 31, 2002 and 2001, owned assets totaled $179.7 million and $342.8 million, or 4.9% and 5.3% of total financial assets (before reserves), respectively.

ASSETS HELD FOR SALE. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of December 31, 2002 and 2001, assets held for sale totaled $393.1 million and $420.0 million, or 10.6% and 6.5% of total financial assets (before reserves), respectively.

NONACCRUING ASSETS. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals at maturity and FINOVA's ability or willingness to provide such refinancing. Changes in assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of December 31, 2002 and 2001, $1.4 billion and $1.8 billion, or 37.7% and 28.6% of total financial assets (before reserves), were classified as nonaccruing, respectively.

FRESH-START  REPORTING.  Upon  emergence  from  chapter 11, the Company  adopted
Fresh-Start Reporting, which resulted in material adjustments to the carrying amounts of the Company's assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. If the underlying transactions are classified as nonaccruing, amortization ceases. The New Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount is amortized as additional interest expense over the term of the notes and the liability recorded on the Reorganized Company's balance sheet increases in an amount equal to such amortization. In the event that any New Senior Notes are repurchased and extinguished, as occurred in 2002, the unamortized fresh-start adjustment related to those notes is recorded as an offset to any gain recognized from extinguishment of the debt. Although the recorded balance is net of the unamortized discount, the Company's repayment obligation is the principal amount, which was $3.07 billion at December 31, 2002. Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the principal amount of the New Senior Notes at maturity.

The adjustments relating to the adoption of Fresh-Start Reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company's debt securities shortly after emergence, which were determined prior to September 11, 2001. Changes to estimated cash flows could impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles in the U.S. do not permit additional fair value adjustments to the New Senior Notes after the initial Fresh-Start Reporting date, including those that would have resulted from the impact of September 11.

                              THE FINOVA GROUP INC.

RESULTS OF OPERATIONS

As a result of the application of Fresh-Start Reporting guidelines and changes in the Company's operations, the consolidated financial statements for the year ended December 31, 2002 are not comparable to those of the Company for prior years; however, the following discussion of results for the years ended December 31, 2002, 2001 and 2000, may provide useful information regarding the current status of the Company.

-------------------------------------------------------------------------------------------------------------------------
                                          YEARS ENDED DECEMBER 31,                      YEARS ENDED DECEMBER 31,
                                   -----------------------------------------    -----------------------------------------
                                       2002           2001          CHANGE         2001           2000           CHANGE
-------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Interest margin                    $   (69,950)   $    67,428    $  (137,378)   $    67,428    $   454,901    $  (387,473)
Provision for credit losses            339,986     (1,008,272)     1,348,258     (1,008,272)      (643,000)      (365,272)
Net loss on financial assets           (81,479)      (602,542)       521,063       (602,542)      (168,589)      (433,953)
Portfolio expenses                     (46,859)       (21,044)       (25,815)       (21,044)       (13,777)        (7,267)
General and administrative
  expenses                            (108,407)      (184,825)        76,418       (184,825)      (385,635)       200,810
Gain from extinguishment of debt        88,237                        88,237
Net reorganization expense                            (46,527)        46,527        (46,527)                      (46,527)
Income tax (expense) benefit               (56)         1,973         (2,029)         1,973        213,173       (211,200)
Preferred dividends                                    (3,074)         3,074         (3,074)        (3,782)           708
Discontinued operations                               (15,017)        15,017        (15,017)      (393,108)       378,091
Extraordinary item                                     28,750        (28,750)        28,750                        28,750
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $   121,472    $(1,783,150)   $ 1,904,622    $(1,783,150)    $  (939,817)   $  (843,333)
=========================================================================================================================

YEARS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME (LOSS). For the year ended December 31, 2002, the Company reported net income of $121.5 million compared to a net loss of $1.8 billion for the year ended December 31, 2001. The results for 2002 included a $340.0 million negative provision for credit losses and an $88.2 million gain from extinguishment of debt, partially offset by a negative interest margin of $70.0 million, a net loss on financial assets of $81.5 million, portfolio expenses of $46.9 million and general administrative expenses of $108.4 million. In general, the net income in 2002 was attributable to somewhat better than anticipated realization on FINOVA's asset portfolios, with the exception of its transportation assets, which have continued to deteriorate consistent with the aircraft industry as a whole, and gains recognized from extinguishment of debt. The $1.8 billion loss for 2001 was primarily the result of $1.0 billion of provision for credit losses and a net loss on financial assets of $602.5 million, reflecting significant portfolio deterioration both before and after the events of September 11.

INTEREST MARGIN. For the year ended December 31, 2002, interest margin declined $137.4 million to a negative $70.0 million, primarily due to lower revenues resulting from a significantly lower level of earning assets ($2.1 billion at December 31, 2002 compared to $4.1 billion at December 31, 2001) and higher borrowing costs relative to historic rates paid by the Company. The reduction in earning assets was due to the continued collection or disposition of the existing portfolio, valuation adjustments, the elimination of new business development activities, reduced funding requirements on existing customer commitments and continued reclassification of earning assets to nonaccruing status. Absent significant asset sales, this declining asset trend is expected to continue, albeit at a slower pace, as the level of problem accounts increase as a percentage of total remaining assets. Nonaccruing assets as a percent of total financial assets (before reserves) increased to 37.7% at December 31, 2002 from 28.6% at December 31, 2001. The proportionate increase in nonaccruing assets is primarily the result of the weakened economy and slower collection of nonaccruing assets relative to performing assets. Accounts may be classified as nonaccruing even when payments are current, if there is a likelihood that the borrower will not be able to make all payments, including balloon payments at termination. Also contributing to the decline in interest margin is the fact that FINOVA is no longer match funded, and due to the significant level of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its $3.07 billion of fixed-rate debt obligations as of December 31, 2002. That situation, coupled with historically low variable interest rates, has resulted in a negative interest margin. FINOVA expects this negative interest margin will continue and may worsen in the foreseeable future.

PROVISION FOR CREDIT LOSSES. For the year ended December 31, 2002, the Company recorded a $340.0 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily related to proceeds received from collections, prepayments and asset sales in excess of recorded carrying amounts (net of reserves); reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real

                              THE FINOVA GROUP INC.

estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts. In addition, the Company's income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for Fresh-Start Reporting. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The pace of collections and account payoffs during 2002 were somewhat faster than expected. In most portfolios, with the exception of transportation, customer repayments exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. As described throughout this report, the transportation portfolio experienced continued deterioration consistent with the prolonged difficulties within the airline industry.

The $1.0 billion provision for credit losses in 2001 resulted from the deterioration of the Company's asset portfolios, which had been negatively impacted by the weakening economy and the events of September 11.

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

NET LOSS ON FINANCIAL ASSETS. The Company realized a net loss on financial assets of $81.5 million for the year ended December 31, 2002 compared to a net loss of $602.5 million for the year ended December 31, 2001. Significant components of the net loss for 2002 consisted of a $135.1 million net markdown of owned assets within the transportation portfolio, a $17.0 million net markdown of owned assets and retained interests within the commercial equipment portfolio and valuation adjustments in several other portfolios. Partially offsetting the losses were net gains of $56.6 million within the corporate finance portfolio, resulting from actual cash received on payoffs and asset sales exceeding the carrying amounts of those assets. The net loss on the commercial equipment portfolio resulted from an increased level of defaults within its securitized portfolio and impairment of owned assets. The net loss on the transportation portfolio resulted from the Company's revised estimate of future cash flows expected to be realized through the operation or sale of its aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company's portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company's aircraft are of older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimates of future cash flows expected from its aircraft portfolio, resulting in an increased level of impairment losses. The remainder of the gain and loss activity was spread among multiple portfolios and was primarily associated with individual asset sales and valuation adjustments.

The $602.5 million loss for the year ended December 31, 2001 was due to the mark down of owned assets, primarily in the transportation portfolio. This portfolio was adversely impacted by problems in the airline industry, which deteriorated further as a result of the terrorist attacks of September 11.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules provide for several acceptable methods for measuring the amount of the impairment. FINOVA's typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See the "Special Note Regarding Forward-Looking Statements" for a discussion of many factors that could impact these estimates.

PORTFOLIO EXPENSES. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. The Company has experienced increased portfolio costs, primarily due to a higher number of problem accounts and off-lease and repossessed assets.

For the year ended December 31, 2002, portfolio expenses totaled $46.9 million compared to $21.0 million for 2001. The increase was primarily attributable to FINOVA's transportation portfolio, which had expenses of $25.8 million for the year ended December 31, 2002 compared to $6.3 million in 2001. This increase is directly related to the large number of off-lease aircraft and includes the cost of storing, maintaining and preparing certain of these aircraft for eventual

                              THE FINOVA GROUP INC.

return to service. The remainder of the increase was spread among several portfolios and was primarily associated with an increased number of problem accounts, foreclosures and repossessed assets.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $76.4 million to $108.4 million for the year ended December 31, 2002. The decrease was primarily due to $43.0 million of cost savings resulting from staffing and office occupancy reductions (319 employees at December 31, 2002 compared to 497 at December 31, 2001 and 1,098 at December 31, 2000). A
significant amount of the severance costs related to current year staffing reductions had been accrued in 2001, when the Company notified many employees of their pending termination. Also contributing to the decrease was $25.4 million of lower professional fees, which in the prior year, included substantial investment banking, legal and accounting fees, principally related to the bankruptcy process. Partially offsetting the decline in general and administrative expenses during 2002 was an increased level of settlements primarily related to the resolution of the Company's bankruptcy claims. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of shrinking assets and revenues.

GAIN FROM EXTINGUISHMENT OF DEBT. During 2002, the Company repurchased $185.0 million (face amount) of New Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. The repurchases generated net gains of $88.2 million ($129.6 million repurchase discounts, partially offset by $41.4 million of unamortized fresh-start discounts).

NET REORGANIZATION EXPENSE. Net reorganization expense for the year ended December 31, 2001 included expenses and income directly associated with the bankruptcy process. No reorganization expense or income was incurred during 2002. In 2001, net reorganization expense was $46.5 million and included fair value adjustments of assets and liabilities related to Fresh-Start Reporting ($62.9 million) and professional service and other fees ($26.0 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($42.4 million).

INCOME TAX EXPENSE. For the year ended December 31, 2002, the Company recorded $56 thousand of income tax expense. Income tax expense related to pre-tax book income was almost entirely offset by a decrease in valuation allowances, which were previously established due to the Company's concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2002, the Company had federal NOLs of $859.4 million available for carryforward, which expire between 2009 and 2023. In 2001, the Company recorded an income tax benefit of $2.0 million related to losses generated from foreign operations (primarily the United Kingdom and Canada).

DISCONTINUED OPERATIONS. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the eight months ended August 31, 2001, losses from discontinued operations consisted of additional net realizable markdowns of $18.0 million, partially offset by operating income of $3.0 million.

EXTRAORDINARY ITEMS. The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA Finance Trust's 5 1/2% Convertible Trust Originated Preferred Securities as discussed in Notes to Consolidated Financial Statements, Note A "Nature of Operations and Chapter 11 Reorganization" and Note K "Convertible Preferred Securities."

YEARS ENDED DECEMBER 31, 2001 AND 2000

The results for the twelve months of 2001 include four months of the Reorganized Company and eight months of the Predecessor Company, as reported in the Statements of Consolidated Operations.

NET LOSS. Net loss for the twelve months of 2001 was $1.8 billion compared to a net loss of $939.8 million for the twelve months of 2000. The net loss for 2001 was attributable to the weakened U.S. and world economies, the estimated economic impact of the events of September 11, and the costs of the reorganization proceedings (from March 7, 2001 through August 21, 2001). The decline in operating results was primarily due to $387.5 million of lower interest margin, $365.3 million of increased loss provisions, $433.9 million of higher net losses on financial assets, $7.3 million of higher portfolio expenses, net reorganization expenses of $46.5 million and $211.2 million less income tax benefits recorded in 2001. These negative variances were partially offset by $200.8 million of lower general and administrative expenses, $378.1 million of lower losses from discontinued operations and $28.8 million of extraordinary gains in 2001.

INTEREST MARGIN. Interest margin declined to $67.4 million in 2001 from $454.9 million in the prior year. The decline was primarily due to lower revenues resulting from a higher level of nonaccruing assets (which increased to $1.8 billion at December 31, 2001 from $1.4 billion at December 31, 2000), higher cost of funds and a lower level of financial assets. The higher level of nonaccruing assets was primarily the result of the weakened economy and the

                              THE FINOVA GROUP INC.

events of September 11. The Company is no longer match funded and due to increased levels of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its fixed-rate debt obligations. Also contributing to the decreased margin was a lower level of financial assets, which declined to $6.5 billion (before reserves) at year-end 2001 from $11.9 billion at December 31, 2000.

PROVISION FOR CREDIT LOSSES. Loss provisions grew by $365.3 million, primarily due to the weakened economy, the terrorist attacks of September 11 and management's concerns regarding the full collection of certain transactions within its portfolio. The charge for 2001 included loss provisions of $634.1 million to establish reserves for estimated losses expected to be realized as a result of the September 11 attacks.

NET LOSS ON FINANCIAL ASSETS. The net loss on financial assets of $602.5 million for 2001 exceeded the 2000 losses by $433.9 million. These increased losses were due to write-downs or write-offs of assets held for sale and the production of income, operating leases and residual values of finance leases, primarily related to FINOVA's transportation portfolio. That portfolio was adversely affected by the weakened airline industry and reduced aircraft values. The terrorist attacks also had a significant effect on that portfolio. During 2001, FINOVA recorded $611.5 million of net losses related to its transportation portfolio, of which $217.0 million were recorded in the third quarter of 2001 as an estimate of the impact of the events on September 11. Additional losses of $62.3 million were recognized in the fourth quarter following a detailed review of the portfolio and remeasurement of asset impairment. Also included in the loss for the year was $339.7 million of charges to write down the transportation leveraged lease portfolio to its estimated net sales price. A portion of this portfolio was sold in the fourth quarter for its approximate carrying amount.

PORTFOLIO EXPENSES. Portfolio expenses increased $7.3 million to $21.0 million for the year ended December 31, 2001. The increase was primarily attributable to FINOVA's transportation portfolio, which had expenses of $6.3 million for the year ended December 31, 2001 compared to $2.4 million in 2000. The remainder of the increase was spread among several portfolios and was primarily associated with an increased number of problem accounts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses declined $200.8 million to $184.8 million for the year ended December 31, 2001 from $385.6 million in 2000. Prior year expenses included a $193.3 million charge-off of impaired goodwill. Excluding this one-time charge, general and administrative expenses for 2001 were comparable to 2000, in spite of the Company reducing headcount to 497 employees at December 31, 2001 from 1,098 at December 31, 2000. Offsetting the impact of employee reductions in 2001 were severance costs, litigation accruals, accrual of lease damages, a higher level of professional services (consisting of investment banking, legal and accounting fees, principally related to the reorganization proceedings) and higher problem account costs.

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

INCOME TAXES. Income tax benefits for the twelve months of 2001 were limited to $2.0 million even though the Company had substantial pre-tax book losses. Income tax benefits were almost fully offset by an increase in valuation allowances due to the uncertainty regarding the ability to utilize such benefits in the future. The Company had a substantial net loss for the year, which was largely attributable to the provision for credit losses and net losses on financial assets recorded for book purposes. Those charges represent the Company's assessment of impairment or the portion of value it does not expect to collect; however, the recording of the charges does not mean the Company has exhausted all efforts to collect the contractual amounts. For tax purposes, a deduction is created during the tax year that the Company has abandoned all collection efforts. Due to the uncertainty regarding the Company's ability to generate future taxable income to utilize these tax deductions, a valuation allowance was established to fully reserve for the future benefits.

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

EXTRAORDINARY ITEMS. The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA Finance Trust's 5 1/2% Convertible Trust Originated Preferred Securities as discussed in Notes to the Consolidated Financial Statements, Note A "Nature of Operations and Chapter 11 Reorganization" and Note K "Convertible Preferred Securities."

                              THE FINOVA GROUP INC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Because virtually all of the Company's assets are pledged to secure the obligations under the Berkadia Loan and the Intercompany Notes, FINOVA's ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows to meet its liquidity needs.

The $5.6 billion Berkadia Loan, together with cash on hand and the issuance of $3.25 billion New Senior Notes, financed the restructuring of the Company's pre-emergence indebtedness (including TOPrS) and repaid all allowed accrued and unpaid pre-petition and post-petition interest claims. The New Senior Notes are reflected in the Company's balance sheet net of an unamortized discount, which resulted from the adoption of Fresh-Start Reporting. Currently, the book value of the New Senior Notes, which is net of an unamortized discount of $686.3 million, is scheduled to increase to $3.07 billion over time through amortization of the discount as interest expense. As described below, the principal balance has declined from the original $3.25 billion as a result of repurchases during 2002. The Company is obligated to repay the full remaining $3.07 billion principal amount of the New Senior Notes.

The terms of the Credit Agreement and the Indenture substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid ("mandatory prepayments") to reduce the principal amount of the Berkadia Loan on a quarterly basis. In addition to mandatory prepayments, the Company is permitted, with Berkadia's consent, to make voluntary prepayments. During 2002, mandatory and voluntary prepayments totaled $2.725 billion. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.175 billion as of December 31, 2002 and $1.525 billion as of the filing of this report (including $650 million of payments during the first quarter of 2003). The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

As a result of FINOVA's current financial condition and restrictions contained in its debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates.

BASED ON THE COMPANY'S CURRENT FINANCIAL CONDITION, IT IS HIGHLY UNLIKELY THAT THERE WILL BE FUNDS AVAILABLE TO FULLY REPAY THE OUTSTANDING PRINCIPAL ON THE NEW SENIOR NOTES AT MATURITY, PAY THE 5% DISTRIBUTION TO COMMON STOCKHOLDERS, OR TO MAKE ANY CONTINGENT INTEREST PAYMENTS, as discussed in "Obligations and Commitments" below. The Company has a negative net worth of $970.7 million as of December 31, 2002 ($1.7 billion if the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, THE COMPANY BELIEVES THAT INVESTING IN FINOVA'S DEBT AND EQUITY SECURITIES INVOLVES A HIGH LEVEL OF RISK TO THE INVESTOR.

In accordance with the terms of FINOVA's debt agreements, the Company may from time to time, with Berkadia's consent, use cash (up to $1.5 billion in the aggregate while the Berkadia Loan is outstanding) to purchase its 7.5% New Senior Notes through tender offers, open market purchases and/or privately negotiated transactions. In August 2002, in accordance with the Credit Agreement and the Indenture, the Company's Board of Directors, with Berkadia's consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after that repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of FINOVA's Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

                              THE FINOVA GROUP INC.

During 2002, the Company repurchased $185.0 million (face amount) of New Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. The repurchases generated net gains of $88.2 million ($129.6 million repurchase discounts, partially offset by $41.4 million of unamortized fresh-start discounts). There can be no assurance that the Company will repurchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price.

During the third quarter of 2002, the Company received a $36.0 million income tax refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing of the payment, the Company anticipates receiving an additional $31 million refund during 2003, which also will be recorded as a direct addition to paid-in-capital. These refunds are the result of the Company making certain elections and filings that have enabled it to carryback NOLs to prior periods.

OBLIGATIONS AND COMMITMENTS. The following is a listing of FINOVA's significant contractual obligations and contingent commitments at December 31, 2002 and 2001. A detailed repayment schedule has not been provided because the Company's most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

-----------------------------------------------------------------------------------------------------------------------
                                                                               2002                       2001
                                                                     ------------------------  ------------------------
OBLIGATIONS AND COMMITMENTS                                          CONTRACTUAL   CONTINGENT  CONTRACTUAL   CONTINGENT
-----------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Berkadia Loan                                                         $2,175,000   $           $4,900,000    $
Management Services Agreement                                             64,000                   72,000
New Senior Notes                                                       3,067,949                3,250,478
Contingent interest on New Senior Notes                                                94,313                   100,000
Unfunded customer commitments                                                         568,267                 1,142,850
Nonrecourse debt associated with the leveraged lease portfolio           990,908                 1,073,877
Operating leases                                                          19,295                    21,606
-----------------------------------------------------------------------------------------------------------------------
                                                                      $6,317,152   $  662,580   $9,317,961   $1,242,850
=======================================================================================================================

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement), plus 2.25%. Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. All unpaid principal and accrued interest are due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as guarantor, the "Guarantors") have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors' assets. In addition to amounts included in the table, FINOVA is obligated to pay Berkadia 50% of the Net Interest Savings, resulting from the New Senior Note repurchases noted above. Based on interest rates in effect as of December 31, 2002, 50% of the Net Interest Savings for repurchases to date is estimated to be approximately $6.0 million per year. The Net Interest Savings will fluctuate with changes in interest rates and would change if additional New Senior Notes are repurchased.

FINOVA's business is being operated under a Management Services Agreement with Leucadia, which expires in 2011. FINOVA pays Leucadia an annual management fee of $8.0 million.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal repayments of the New Senior Notes, other than repurchases approved by Berkadia and the Company's Board of Directors, cannot commence until the Berkadia Loan is paid in full and is contingent on the availability of excess cash. FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all capital stock of FINOVA Capital,
(b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash

                              THE FINOVA GROUP INC.

will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. It should be noted that under governing law, these distributions may not be made to stockholders as long as FINOVA has a negative net worth (total liabilities in excess of total assets). Instead, these payments will be retained by the Company for that purpose until legally permitted by law or used to satisfy the Company's obligations, if necessary. These restrictions also apply to the stockholder payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $94.3 million (or a reduced amount to reflect a further decrease in the principal amount of New Senior Notes outstanding as a result of additional repurchases, if any, by FINOVA) and five percent (5%) of remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those payments can be made to stockholders, as noted above. FINOVA's obligation for the contingent interest payments is not secured. Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity, to make any distributions to common stockholders or to pay any contingent interest through its expiration in 2016.

Unfunded customer commitments are primarily unused contractual lines of credit and to a lesser extent, contractual term financing commitments. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company's best interest. Commitments generally have a fixed expiration and at the Company's discretion, may be extended.

Unfunded customer commitments have declined from $1.1 billion at December 31, 2001 to $568.3 million at December 31, 2002, primarily due to the termination and/or expiration of outstanding committed lines of credit within the corporate finance, rediscount and resort portfolios. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with accuracy what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below the commitment amounts.

The nonrecourse debt associated with leveraged leases represents principal amounts due to third party lenders under lease arrangements. Accounting rules require that leases financed by nonrecourse borrowings and meeting certain other criteria be classified as leveraged leases. For balance sheet classification purposes, aggregate leveraged lease rental receivables are reduced by the related nonrecourse debt service obligations to determine the Company's investment in the leveraged leases. Typically, the debt has a first priority lien against the leased equipment or property with no additional recourse to FINOVA. FINOVA's exposure is limited to its investment in the transaction.
Nonrecourse debt declined to $990.9 million during 2002 primarily due to scheduled principal payments ($71.2 million) and the Company's decision to prepay $11.6 million of high cost debt associated with one leasing transaction following expiration of prepayment penalties. Nonrecourse debt maturities are $362.5 million, $332.6 million, $256.5 million and $39.3 million, for the five year periods ended 2007, 2012, 2017 and 2022, respectively.

Contractual operating lease obligations represent the total future minimum rental payments due under operating leases (primarily leased office space).
During the reorganization proceedings, the Company rejected certain of its operating leases (including its primary operating headquarters in Scottsdale). During 2002, the Company finalized negotiations on its Scottsdale headquarters and all other locations that had been rejected, which resulted in a contractual obligation of $19.3 million at December 31, 2002 as compared to $21.6 million at December 31, 2001. See Notes to the Consolidated Financial Statements, Note R "Operating Leases" for a further discussion.

COLLECTION OF THE PORTFOLIO. As noted previously, the Company's current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company will consider the sale of certain portfolios if buyers can be found at acceptable prices. Due to restrictions contained in FINOVA's debt agreements as well as its general inability to access capital in the public and private markets, the Company's only viable source of cash flow is from the collection of its portfolio. Historically, FINOVA financed a small portion of its investing activities through off-balance sheet financings in the form of securitizations. At December 31, 2002, the Company manages $147.6 million of securitized assets, consisting of $55.9 million in commercial equipment and $91.7 million in franchise transactions. The December 31, 2002 combined retained interest in the receivables was valued at $0.4 million.

                              THE FINOVA GROUP INC.

The following table presents the activity in total financial assets, net of the reserve for credit losses for the year ended December 31, 2002:

--------------------------------------------------------------------------------
                                                                    (Dollars in
                                                                     thousands)
--------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS AT DECEMBER 31, 2001                         $ 5,431,886

CASH ACTIVITY:
Fundings under outstanding customer commitments                       1,068,802
Collections and proceeds from financial assets                       (3,450,485)
--------------------------------------------------------------------------------
Net cash flows                                                       (2,381,683)
--------------------------------------------------------------------------------

NON-CASH ACTIVITY:
Reversal of provision for credit losses                                 339,986
Net charge-offs of financial assets                                    (215,290)
Other non-cash activity                                                 (18,748)
--------------------------------------------------------------------------------
Net non-cash activity                                                   105,948
--------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS AT DECEMBER 31, 2002                         $ 3,156,151
================================================================================

Total financial assets, net of the reserve for credit losses, declined to $3.2 billion at December 31, 2002, down from $5.4 billion at December 31, 2001. During 2002, net cash flow from the portfolio totaled $2.4 billion, while non-cash activity resulted in a $106.0 million increase in financial assets, net of reserves. Components of net cash flow included $2.7 billion from collections on financial assets, $755.1 million from the sale of assets (excluding cash gains), offset by $1.1 billion of fundings under outstanding customer commitments. Collections on financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA's asset portfolio and the higher level of nonaccruing assets in the remaining portfolio, prepayment levels as well as scheduled amortization are expected to decline over time. While the decline in total financial assets is expected to continue, it is not expected to continue at the same pace. Non-cash activity included the reversal of $340.0 million of provision for credit losses, offset by a $215.3 million reduction related to markdowns of owned assets and $18.7 million of other non-cash activity, primarily operating lease depreciation offset by fresh-start accretion.

FINOVA's reserve for credit losses decreased to $540.3 million at December 31, 2002 from $1.0 billion at December 31, 2001. At December 31, 2002, the total carrying amount of impaired loans was $1.7 billion, of which $471.1 million were revenue accruing. The Company has established impairment reserves of $438.2 million related to $1.2 billion of nonaccruing and impaired loans. At December 31, 2001, the total amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The impairment reserves at December 31, 2001 totaled $636.7 million related to $1.7 billion of nonaccruing and impaired loans.

Reserves on impaired assets decreased due to write-offs, improvement in pay-off and collection experience on certain assets previously reserved and the Company's application of cash received on nonaccruing assets, reducing the carrying amount and impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2002 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets, decreased primarily as a result of asset sales, significant portfolio runoff, changes in historical loss experience, reclassification of previously unimpaired assets to impaired status and the less than anticipated negative impact of September 11 on certain of the Company's portfolios, including resort and specialty real estate.

Accounts classified as nonaccruing were $1.4 billion or 37.7% of total financial assets (before reserves) at December 31, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during 2002 included resort ($145.8 million), franchise ($108.1 million), corporate finance ($98.2 million), transportation ($43.4 million) and healthcare ($43.2 million), partially offset by increases within rediscount ($28.3 million). The large decline within the resort portfolio was primarily attributed to the Company negotiating a slightly discounted prepayment of a nonaccruing account (approximately $100 million carrying amount), while the decline in the transportation portfolio was almost entirely due to the writedown of aircraft values in conjunction with their repossession. The reductions within the franchise, corporate finance and healthcare portfolios were due to their continued liquidation (including asset sales) and runoff.

                              THE FINOVA GROUP INC.

During 2002, the level of nonaccruing assets declined, but did so at a much slower pace than performing transactions. As a result, nonaccruing assets as a percentage of total financial assets have increased. The level of nonaccruing assets continues to be affected by a weakened economy and the Company's concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due at maturity. The current economic climate has resulted in a general reduction of operating cash flow for the typical FINOVA borrower and in more conservative industry wide lending practices. As a result, FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA's ability or willingness to continue to extend credit to these borrowers may be affected by its restricted access to the capital markets and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

Accruing impaired assets decreased to $471.1 million at December 31, 2002 from $576.7 million at December 31, 2001. The decrease was attributable to transportation ($141.7 million), resulting primarily from migration of these accounts to off-lease status. There were also decreases within rediscount ($28.6 million), specialty real estate ($5.5 million) and commercial equipment ($7.8 million). Partially offsetting these decreases were increases within franchise of $8.9 million and resort of $70.6 million, caused primarily by the migration of one large exposure to accruing impaired status following the extension and modification of payment terms.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2002, FINOVA had an outstanding liability of $6.5 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company's commercial equipment securitization. The conversion agreement has a notional principal amount of $83.8 million that effectively converts a floating interest rate obligation into a fixed interest rate obligation. The agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the Company's securitization.

FINOVA entered into two short-term foreign exchange swap transactions to minimize currency risk. Currency risk results from changes in the value of underlying foreign-denominated assets or liabilities versus U.S. Dollar ("USD") values. Without these currency swap transactions, FINOVA could be adversely impacted by exchange rate volatility. The USD equivalent of the exchanged currencies totaled $31 million at December 31, 2002. The foreign exchange swap transactions are renewable on a monthly basis.

During 2001, substantially all of FINOVA's outstanding interest rate swaps were terminated as a result of the Company's chapter 11 filing. In accordance with the Company's various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due from the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Two interest rate conversion agreements with notional principal amounts totaling $204.0 million to effectively convert certain floating interest rate obligations into fixed interest rate obligations were outstanding at December 31, 2001.

Upon termination of substantially all FINOVA interest rate swaps, the Company's assets and liabilities were no longer match funded. Changes in interest rates will thus affect the Company's financial results. See "Quantitative and Qualitative Disclosure About Market Risk."

NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 145 addresses income statement classification of gains or losses from extinguishment of debt,

                              THE FINOVA GROUP INC.

differentiating between types of debt extinguishment and whether they meet the requirement for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During 2002, the Company recorded net gains of $88.2 million on the repurchase of New Senior Notes and early adopted the provisions of SFAS No. 145. In accordance with SFAS No. 145, the transactions were recorded as ordinary income as they were not considered unusual in nature and infrequent in occurrence.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 146 addresses the accounting and reporting for restructuring and similar costs, and replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue No. 94-3, a liability for exit costs such as employee termination benefits and office lease termination costs was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 requires that the liability for these costs be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 on December 31, 2002 and the impact was not material to the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income or loss by less than $5 million. An increase in rates would have a positive impact, while a decrease in rates would have a negative impact. As the floating rate debt balance declines, the sensitivity to interest rate fluctuations will increase.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of consolidated operations, stockholders' equity and cash flows for the year ended December 31, 2002, the four month period ended December 31, 2001, the eight month period ended August 31, 2001, and the year ended December 31, 2000. These financial statements are the responsibility of The FINOVA Group Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their consolidated operations and their cash flows for the year ended December 31, 2002, the four month period ended December 31, 2001, the eight month period ended August 31, 2001, and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Notes to the Consolidated Financial Statements, Note A "Nature of Operations and Chapter 11 Reorganization," since emerging from bankruptcy on August 21, 2001, the Company has incurred substantial operating losses and has a negative net worth as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 11, 2003

                              THE FINOVA GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                             (Dollars in thousands)

-------------------------------------------------------------------------------
                                                         REORGANIZED COMPANY
                                                         2002           2001
-------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                            $   575,215    $ 1,027,241
FINANCING ASSETS:
Loans and other financing contracts, net               2,655,724      5,020,426
Direct financing leases                                  263,826        354,958
Leveraged leases                                         182,410        196,813
-------------------------------------------------------------------------------
Total financing assets                                 3,101,960      5,572,197
Reserve for credit losses                               (540,268)    (1,019,878)
-------------------------------------------------------------------------------
Net financing assets                                   2,561,692      4,552,319
OTHER FINANCIAL ASSETS:
Assets held for sale                                     393,125        420,025
Operating leases                                         111,826        190,925
Assets held for the production of income                  67,867        151,872
Investments                                               21,641        116,745
-------------------------------------------------------------------------------
Total other financial assets                             594,459        879,567
-------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS                                 3,156,151      5,431,886
Other assets                                              27,642         44,898
-------------------------------------------------------------------------------
                                                     $ 3,759,008    $ 6,504,025
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Berkadia Loan                                        $ 2,175,000    $ 4,900,000
Senior debt - (principal amount due of
  $3.07 billion and $3.25 billion, respectively)       2,381,643      2,489,082
-------------------------------------------------------------------------------
Total debt                                             4,556,643      7,389,082
Accounts payable and accrued expenses                    156,338        223,155
Deferred income taxes, net                                16,776         12,357
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                      4,729,757      7,624,594
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 400,000,000 shares
  authorized and 125,873,000 shares issued                 1,259          1,259
Additional capital                                        53,233         16,928
Accumulated deficit                                   (1,020,828)    (1,142,300)
Accumulated other comprehensive (loss) income             (3,877)         4,080
Common stock in treasury, 3,832,000 shares                  (536)          (536)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                              (970,749)    (1,120,569)
===============================================================================
                                                     $ 3,759,008    $ 6,504,025
===============================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                  (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------
                                                             REORGANIZED COMPANY              PREDECESSOR COMPANY
                                                       ------------------------------    ------------------------------
                                                                         FOUR MONTHS     EIGHT MONTHS
                                                        YEAR ENDED          ENDED            ENDED         YEAR ENDED
                                                       DEC. 31, 2002    DEC. 31, 2001    AUG. 31, 2001    DEC. 31, 2000
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
Interest income                                        $     236,329    $     131,710    $     400,764    $     831,594
Rental income                                                 40,504           18,791           52,067           95,018
Operating lease income                                        53,644           18,098           51,068          105,457
Fees and other income                                         46,522           23,180           70,461          117,590
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                               376,999          191,779          574,360        1,149,659
Interest expense                                            (403,818)        (178,374)        (436,445)        (628,839)
Operating lease and other depreciation                       (43,131)         (24,010)         (59,882)         (65,919)
-----------------------------------------------------------------------------------------------------------------------
INTEREST MARGIN                                              (69,950)         (10,605)          78,033          454,901
-----------------------------------------------------------------------------------------------------------------------

OTHER REVENUES AND (EXPENSES):
Provision for credit losses                                  339,986         (777,500)        (230,772)        (643,000)
Net loss on financial assets                                 (81,479)        (281,608)        (320,934)        (168,589)
Portfolio expenses                                           (46,859)          (8,523)         (12,521)         (13,777)
General and administrative expenses                         (108,407)         (63,272)        (121,553)        (385,635)
Gain from extinguishment of debt, net of
  fresh-start discount                                        88,237
Net reorganization expense                                                                     (46,527)
-----------------------------------------------------------------------------------------------------------------------
TOTAL OTHER REVENUES AND (EXPENSES)                          191,478       (1,130,903)        (732,307)      (1,211,001)
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  income taxes and preferred dividends                       121,528       (1,141,508)        (654,274)        (756,100)
Income tax (expense) benefit                                     (56)            (792)           2,765          213,173
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  preferred dividends                                        121,472       (1,142,300)        (651,509)        (542,927)
Preferred dividends, net of tax                                                                 (3,074)          (3,782)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                     121,472       (1,142,300)        (654,583)        (546,709)
Discontinued operations, net of tax (expense)
  benefit of ($1,359) and $18,198, respectively                                                  2,980          (55,397)
Net loss on disposal of operations, net of tax
  benefit of $0 and $150,664, respectively                                                     (17,997)        (337,711)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                      121,472       (1,142,300)        (669,600)        (939,817)
Extraordinary item - gain on debt discharge                                                     28,750
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      $     121,472    $  (1,142,300)   $    (640,850)   $    (939,817)
=======================================================================================================================

BASIC/DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations               $        1.00    $       (9.36)   $      (10.28)   $       (8.96)
Loss from discontinued operations                                                                (0.23)           (6.45)
Extraordinary item                                                                                0.45
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                              $        1.00    $       (9.36)   $      (10.06)   $      (15.41)
-----------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares outstanding             122,041,000      122,041,000       63,677,000       60,994,000
=======================================================================================================================
Dividends per common share                             $                $                $                $        0.54
=======================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                       REORGANIZED COMPANY           PREDECESSOR COMPANY
                                                                   ----------------------------  ----------------------------
                                                                                   FOUR MONTHS   EIGHT MONTHS
                                                                     YEAR ENDED       ENDED          ENDED        YEAR ENDED
                                                                   DEC. 31, 2002  DEC. 31, 2001  AUG. 31, 2001  DEC. 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                 $   121,472    $(1,142,300)   $  (640,850)   $  (939,817)
  Extraordinary item-gain on debt discharge                                                           (28,750)
  Discontinued operations, net of tax                                                                  (2,980)        55,397
  Net loss on disposal of operations, net of tax                                                       17,997        337,711
----------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations                              121,472     (1,142,300)      (654,583)      (546,709)
  Adjustments to reconcile  income (loss) from continuing
    operations to net cash (used)  provided by continuing
    operations:
    Net adjustment to assets & liabilities related to Fresh-Start
      Reporting                                                                                        62,851
    Provision for credit losses                                        (339,986)       777,500        230,772        643,000
    Net cash gain on disposal of financial assets                      (110,104)       (35,906)       (48,679)       (62,592)
    Net non-cash charge-offs on financial assets                        191,583        317,514        369,613        231,181
    Gain from extinguishment of debt, net of fresh-start
      discount                                                          (88,237)
    Depreciation and amortization                                        46,752         25,625         66,104         89,607
    Non-cash reorganization items                                                                      44,386
    Impairment charge-off of goodwill                                                                                193,337
    Deferred income taxes, net                                            4,419          2,401         (7,195)      (374,800)
    Other amortization                                                    1,356          7,666         16,427         43,790
  Change in assets and liabilities:
    Decrease (increase) in other assets                                  13,911         17,337       (139,822)        29,473
    (Decrease) increase in accounts payable and accrued
       expenses                                                         (40,628)        26,945       (102,535)        (9,960)
----------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY CONTINUING OPERATING
 ACTIVITIES                                                            (199,462)        (3,218)      (162,661)       236,327
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from disposals of leases and other owned assets              133,675        169,896         59,857        112,556
  Proceeds from sales of investments                                    158,706         40,698         60,781        147,672
  Proceeds from sales of financial assets                               572,820         15,473        329,085        110,676
  Proceeds from securitizations                                                                                      302,751
  Collections from financial assets                                   2,645,355        901,385      1,911,044      1,963,831
  Fundings under existing customer commitments                       (1,068,802)      (326,547)      (591,723)    (2,982,158)
  Recoveries of loans previously written off                             50,033         21,729          4,964          1,018
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      2,491,787        822,634      1,774,008       (343,654)
----------------------------------------------------------------------------------------------------------------------------

                              THE FINOVA GROUP INC.
                STATEMENTS OF CONSOLIDATED CASH FLOWS - CONTINUED
                             (Dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                 REORGANIZED COMPANY              PREDECESSOR COMPANY
                                                            -----------------------------    -----------------------------
                                                                             FOUR MONTHS     EIGHT MONTHS
                                                              YEAR ENDED        ENDED            ENDED        YEAR ENDED
                                                            DEC. 31, 2002   DEC. 31, 2001    AUG. 31, 2001   DEC. 31, 2000
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from draw down on backup facilities                                                                  4,690,990
  Net change in commercial paper and short-term borrowings                                                     (3,876,971)
  Proceeds from issuance of term notes                                                                            225,000
  Repayments of term notes                                                                                     (1,446,800)
  Proceeds from Berkadia Loan                                                                  5,600,000
  Repayments of Berkadia Loan                                 (2,725,000)     (700,000)
  Repayments of indebtedness subject to chapter 11
    proceedings                                                                               (7,827,398)
  Benefits realized from pre-confirmation NOLs                    36,029
  Repurchase of New Senior Notes                                 (55,380)
  Proceeds from exercise of stock options                                                                             171
  Dividends                                                                                                       (33,084)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                         (2,744,351)     (700,000)       (2,227,398)        (440,694)
-------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                     824,648        1,146,905
-------------------------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (452,026)      119,416           208,597          598,884

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,027,241       907,825           699,228          100,344

-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   575,215   $ 1,027,241       $   907,825      $   699,228
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE

In 2002, the Company repurchased $185.0 million (face amount) of New Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. The repurchases generated net gains of $88.2 million ($129.6 million repurchase discounts, partially offset by $41.4 million of unamortized fresh-start discounts).

During 2002, FINOVA received net income tax refunds of $39.5 million, including $36.0 million from the carryback of certain tax net operating losses. For the four months ended December 31, 2001, the Company received an income tax refund of approximately $1.6 million and for the eight months ended August 31, 2001, the Company paid approximately $5.7 million. No income taxes were paid in 2000.

FINOVA paid interest of $376.9 million, $138.0 million, $535.4 million and $767.2 million for the year ended December 31, 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

As part of the consideration for the $5.6 billion senior secured loan received from Berkadia in 2001, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA's shares outstanding after giving effect to the implementation of the Plan.

Upon emergence from bankruptcy in 2001 and in accordance with the Plan, holders of FINOVA's unsecured indebtedness received a cash payment equal to 70% of their unsecured claim and New Senior Notes having an aggregate principal amount equal to the remaining 30% of the unsecured claim. This resulted in a non-cash exchange of $3.22 billion of Predecessor Company debt for $3.22 billion in New Senior Notes. Holders of FINOVA Finance Trust's 5 1/2%. Convertible Trust Originated Preferred Securities (the "TOPrS") received a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS and New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS. This resulted in a non-cash exchange of the TOPrS for New Senior Notes in the amount of $25.9 million and a non-cash extraordinary gain on debt discharge in the amount of $28.8 million.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          ACCUMULATED
                                                                           ACCUMULATED       OTHER         COMMON         TOTAL
                                               COMMON       ADDITIONAL      EARNINGS/    COMPREHENSIVE    STOCK IN     STOCKHOLDERS'
                                                STOCK         CAPITAL       (DEFICIT)    INCOME (LOSS)    TREASURY        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000 (PREDECESSOR)       $       648    $ 1,109,521    $   689,466    $    33,812    $  (170,066)   $ 1,663,381
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                    (939,817)                                    (939,817)
  Net change in unrealized holding
    gains (losses)                                                                            (22,709)                      (22,709)
  Net change in foreign currency
    translation                                                                                 4,051                         4,051
                                                                                                                        ------------
    Comprehensive loss                                                                                                     (958,475)
                                                                                                                        ------------
Net change in unamortized amount of
  restricted stock and other                                        941                                                         941
Dividends                                                                      (33,084)                                     (33,084)
Shares used in connection with employee
  benefit plans                                                  (2,887)                                       3,058            171
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 (PREDECESSOR)             648      1,107,575       (283,435)        15,154       (167,008)       672,934
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss before reorganization and
    Fresh-Start Reporting                                                     (597,085)                                    (597,085)
  Net change in unrealized holding gains
    (losses)                                                                                  (19,000)                      (19,000)
  Net change in foreign currency
    translation                                                                                  (540)                         (540)
                                                                                                                        ------------
    Comprehensive loss                                                                                                     (616,625)
                                                                                                                        ------------
Net change in unamortized amount of
  restricted stock and other                                     11,956                                                      11,956
Shares cancelled from employee benefit
  plans                                                                                                      (11,263)       (11,263)
Effect of reorganization and Fresh-Start
  Reporting                                          611     (1,102,631)       880,520          4,386        177,735        (39,379)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 2001 (REORGANIZED)             1,259         16,900                                         (536)        17,623
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                  (1,142,300)                                  (1,142,300)
  Net change in unrealized holding gains
    (losses)                                                                                    6,999                         6,999
  Net change in foreign currency
    translation                                                                                (2,919)                       (2,919)
                                                                                                                        ------------
     Comprehensive loss                                                                                                  (1,138,220)
                                                                                                                        ------------
Other                                                                28                                                          28
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 (REORGANIZED)           1,259         16,928     (1,142,300)         4,080           (536)    (1,120,569)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                   121,472                                      121,472
  Net change in unrealized holding gains
    (losses)                                                                                  (10,743)                      (10,743)
  Net change in foreign currency
    translation                                                                                 2,786                         2,786
                                                                                                                        ------------
     Comprehensive income                                                                                                   113,515
                                                                                                                        ------------
Benefits realized from pre-confirmation
  NOLs                                                           36,029                                                      36,029
Other                                                               276                                                         276
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (REORGANIZED)     $     1,259    $    53,233    $(1,020,828)   $    (3,877)   $      (536)   $  (970,749)
====================================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
             (DOLLARS IN THOUSANDS IN TABLES, EXCEPT PER SHARE DATA)

A. NATURE OF OPERATIONS AND CHAPTER 11 REORGANIZATION

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

The Company's current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. Operations have been restructured to more efficiently manage these collection efforts. The Company has sold portions of asset portfolios and will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated from these activities in excess of cash reserves permitted in the Company's debt agreements are used to reduce FINOVA's obligations to its creditors.

CHAPTER 11 REORGANIZATION

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

The Plan is incorporated by reference from FINOVA's Current Reports on Form 8-K, filed on June 22, 2001 and August 27, 2001, Exhibits 2.A and 2.B, respectively.

Pursuant to the Plan, Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Under the Plan, holders of allowed unsecured claims against FINOVA Capital generally received (a) a cash payment equal to 70% of their general unsecured claims (not including pre-petition or post-petition interest), (b) a cash payment equal to the amount of accrued and unpaid pre-petition and post-petition interest on those general unsecured claims and (c) New Senior Notes having an aggregate principal amount equal to 30% of those general unsecured claims (not including pre-petition and post-petition interest). Claims from holders of the 5 1/2% Convertible Trust Originated Preferred Securities (the "TOPrS") issued by FINOVA Finance Trust were treated as allowed unsecured claims of FINOVA Capital in an amount equal to 75% of the liquidation preference attributable to the TOPrS and FINOVA's subordinated debentures related to the TOPrS were cancelled. Upon implementation of the Plan, FINOVA Capital's debt was no longer publicly held and following the Effective Date, it ceased to be a public company.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the "Credit Agreement")), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor, the "Guarantors") have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors' assets.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the "Indenture"), at a fixed interest rate of 7.5% per annum. FINOVA's obligations with respect to

                              THE FINOVA GROUP INC.

the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all capital stock of FINOVA Capital,
(b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital's direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is fully repaid.

Because virtually all of the Company's assets are pledged to secure the obligations under the Berkadia Loan and the Intercompany Notes, FINOVA's ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. It should be noted that under governing law, these distributions may not be made to stockholders as long as FINOVA has a negative net worth (total liabilities in excess of total assets). Instead, these payments will be retained by the Company for that purpose until legally permitted by law or used to satisfy the Company's obligations, if necessary.

BASED ON THE COMPANY'S CURRENT FINANCIAL CONDITION, IT IS HIGHLY UNLIKELY THAT THERE WILL BE FUNDS AVAILABLE TO FULLY REPAY THE OUTSTANDING PRINCIPAL ON THE NEW SENIOR NOTES AT MATURITY OR TO PAY THE 5% DISTRIBUTION TO COMMON STOCKHOLDERS. The Company has a negative net worth of $970.7 million as of December 31, 2002 ($1.7 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow.

In  connection  with  its  reorganization,   FINOVA's  Board  of  Directors  was
reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor's committee. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor's committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the New Senior Notes as long as the outstanding balance of the New Senior Notes is greater than $500 million.

FINOVA's business is being operated under a Management Services Agreement with Leucadia, which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Upon emergence from bankruptcy, FINOVA adopted Fresh-Start Reporting in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). With the adoption of Fresh-Start Reporting, the Company's assets and liabilities were recorded at their fair value, which resulted in material adjustments to carrying amounts. As a result of Fresh-Start Reporting and changes in the Company's operations, the consolidated financial statements for periods subsequent to August 31, 2001 (the "Reorganized Company") will not be comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001. For further details, see Note F "Fresh-Start Reporting."

                              THE FINOVA GROUP INC.

GOING CONCERN

As of December 31, 2002, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company's ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company's ability to do so, it is unlikely the Company will be able to repay the New Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's independent public accountants qualified their report on the Company's 2002, 2001 and 2000 financial statements due to concerns regarding the Company's ability to continue as a going concern.

B. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of Fresh-Start Reporting adjustments, the reserve for credit losses and measurement of impairment. Other estimates include selection of appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

CONSOLIDATION POLICY

The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with the 2002 presentation.

PORTFOLIO POLICIES

The following policies include the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

CARRYING AMOUNTS, IMPAIRMENT AND USE OF ESTIMATES

Several of the Company's accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA's cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation could have a material negative impact on the Company's ability to recover recorded asset amounts.

FINOVA's process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company's customers and FINOVA's collateral. In addition, assumptions are sometimes necessary concerning the customer's ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders have become more conservative regarding advance rates and interest margin requirements have increased. As a result, the Company's cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

                              THE FINOVA GROUP INC.

Impairment of financing assets is recorded through the Company's reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of other financial assets is marked down directly against the asset's carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

The carrying amounts and reserves for credit losses recorded on FINOVA's financial statements reflect the Company's expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolios.

During 2002, the Company's detailed quarterly portfolio assessments identified significant additional impairment within its transportation portfolio, resulting in additional markdowns. The current state of the aircraft industry includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that the aircraft will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today.

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

ASSETS HELD FOR THE PRODUCTION OF INCOME. Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost with adjustment for impairment, if any, recorded in operations. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value. Depreciation of these assets is charged to operations over their estimated remaining useful lives.

ASSETS HELD FOR SALE. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or ability to hold to maturity. Assets held for sale are revalued at least quarterly at the lower of cost or market, less anticipated selling expenses, with adjustment, if any, recorded in current operations. The determination of market value is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value.

FRESH-START REPORTING. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), FINOVA implemented Fresh-Start Reporting upon emergence from chapter 11. This resulted in a material net reduction to the carrying amounts of the Company's assets and liabilities to record them at their then current fair values. The new carrying amounts were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be appropriate.

The fresh-start adjustments to revenue accruing loans and financing leases accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company's policy is to suspend income accretion.

                              THE FINOVA GROUP INC.

The fresh-start adjustment to the New Senior Notes amortizes to interest expense over the life of the debt utilizing the effective interest method, thereby eventually increasing the recorded amount of the debt to the full principal amount due. In the event that any New Senior Notes are repurchased and extinguished, as occurred in 2002, the unamortized fresh-start adjustment related to those notes is recorded as an offset to any gain recognized from extinguishment of the debt.

IMPAIRED LOANS. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the effective interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in Fresh-Start Reporting are now considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

IMPAIRMENT OF OWNED ASSETS. In accordance with SFAS No. 144, an owned asset is considered impaired if undiscounted future cash flows expected to be generated by the asset are less than the carrying amount of the asset. SFAS No. 144 provides several acceptable methods for measuring the amount of the impairment. FINOVA's typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using risk adjusted discount rates determined by the Company to be appropriate. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

INVESTMENTS. The Company's investments include debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities are designated as either (a) held to maturity, which are carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which are carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which are carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of stockholders' equity.

Partnerships are accounted for using either the cost or equity method depending on the Company's level of ownership in the partnership. Under the equity method, the Company recognizes its share of income or loss of the partnership in the period in which it is earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment, and actual outcomes may differ from the estimates.

NET ASSETS OF DISCONTINUED OPERATIONS. Upon emergence from chapter 11, the Company reclassified its net assets of discontinued operations to assets held for sale. This decision reflected management's intention to manage all assets of the Company as one operating unit. These assets were reclassified at their estimated net realizable values.

During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services businesses. As a result, the Company reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity, and cash flows of these discontinued operations were excluded from the respective captions in the consolidated balance sheet and statements of consolidated operations and cash flows presented. The net assets of discontinued operations represented reasonable estimates of the net realizable values of those businesses. These estimates were based on market conditions, interest rates and other factors that could differ significantly from actual results for the remaining corporate finance assets.

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

RECEIVABLE SALES. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when the Company sells receivables, it may retain subordinated interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables are surrendered. Carrying amount of the financial assets involved is allocated between the

                              THE FINOVA GROUP INC.

receivables sold and the retained interests based on their relative fair value at the date of transfer and is used to determine gain or loss on sale. Active markets with quoted prices for retained interests generally do not exist, therefore, the Company estimates fair value based on the present value of future estimated cash flows and other key assumptions, such as net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

FINOVA's retained interests in transferred receivables are generally treated as investments available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, in accordance with the Emerging Issues Task Force ("EITF") Issues No. 99-20 "Reorganization of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets," if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations.

During the periods in which FINOVA had assets classified as discontinued operations, the retained interest in the transferred receivables that related to those operations were recorded within discontinued operations.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company's loan and financing lease portfolios. This reserve is not established for other financial assets, as those asset classes are subject to other accounting rules. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate. Impairment reserves are created if the carrying amount of an asset exceeds the present value of its estimated recovery. Impairment reserves are measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Establishing reserves includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

RESIDUAL VALUES. FINOVA has a significant investment in residual values in its leasing portfolio. These residual values represent estimates of the value of leased assets at the end of contract terms and are initially recorded based upon appraisals or estimates. Residual values are periodically reviewed for other than temporary impairment.

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

Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield. As a result of FINOVA's elimination of new business activities, no significant new origination fees are anticipated.

Original issue discounts are established when equity interests are received in connection with a funded loan and are based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield. As a result of FINOVA's elimination of new business activities, no significant new original issue discounts are anticipated.

Fees received in connection with loan commitments, extensions, waivers and restructurings are recognized as income over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

                              THE FINOVA GROUP INC.

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and performance resumption is demonstrated or when in the opinion of management, recovery of interest and principal becomes probable.

GENERAL ACCOUNTING POLICIES

CASH  EQUIVALENTS.   FINOVA  classifies  short-term  investments  with  original maturities of three months or less from the time of purchase as cash equivalents. Cash and cash equivalents included short-term investments of $520.4 million and $947.8 million at December 31, 2002 and 2001, respectively.

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

EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing income (loss) available to common stockholders by the weighted average amount of common stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options, convertible preferred securities or other contracts to issue stock were exercised or converted into common stock. These calculations are presented on the Statements of Consolidated Operations and are more fully discussed in Note N "Earnings (Loss) Per Share."

As a result of the Plan, all stock incentive plans, outstanding stock options, stock appreciation rights and restricted stock were cancelled. Additionally, the convertible preferred securities were restructured in the reorganization and ceased to exist. As a result, the differences between basic earnings (loss) per share and diluted earnings (loss) per share were eliminated for the Reorganized Company.

GOODWILL. FINOVA does not currently have any goodwill recorded in its financial statements. Historically, FINOVA amortized the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Amortization totaled $1.6 million and $16.3 million for the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

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

FOREIGN CURRENCY. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 "Foreign Currency Translation." The current exchange rate is used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of stockholders' equity or through operations, if realized.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS. The Company's general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment and adjustments, if any, are charged to current operations. During 2001, the Company determined various leasehold and other fixed assets to be permanently impaired as a result of rejecting a number of lease arrangements.

SEGMENT REPORTING. In connection with the Company's reorganization and emergence from bankruptcy in 2001, formerly reported operating segments were combined into one operating unit. FINOVA is no longer soliciting new business and its assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units and as a result, comparisons with prior periods are not meaningful. Management's plan is to maximize the value of its assets through an orderly administration and

                              THE FINOVA GROUP INC.

collection of the portfolio. Accordingly, the performance of reportable business segments presented in the Predecessor Company's financial statements is no longer meaningful to the operation of the Reorganized Company.

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

Employees are covered by severance arrangements with the Company. Prior to December 31, 2002, severance accruals were recorded when management had approved a formal plan of termination and communicated the plan to its employees. As of December 31, 2002, the Company implemented the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and must now recognize any future severance liability ratably over the employee's remaining service period.

SAVINGS PLAN. FINOVA maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 145 addresses income statement classification of gains or losses from extinguishment of debt, differentiating between types of debt extinguishment and whether they meet the requirement for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During 2002, the Company recorded net gains of $88.2 million on the repurchase of New Senior Notes and early adopted the provisions of SFAS No. 145. In accordance with SFAS No. 145, the transactions were recorded as ordinary income as they were not considered unusual in nature and infrequent in occurrence.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which the Company is required to implement in its fiscal year beginning January 1, 2003. SFAS No. 146 addresses the accounting and reporting for restructuring and similar costs, and replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue No. 94-3, a liability for exit costs such as employee termination benefits and office lease termination costs was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 requires that the liability for these costs be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 on December 31, 2002 and the impact was not material to the Company's financial position or results of operations.

C. TOTAL FINANCIAL ASSETS

Total financial assets represents the Company's portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). The following discussion provides a breakdown of the Company's investment activities. As of December 31, 2002 and 2001, the carrying amount of total financial assets (before reserve for credit losses) was $3.7 billion and $6.5 billion, respectively.

                              THE FINOVA GROUP INC.

In April 2002, the Company completed the sale of approximately $485 million of its franchise portfolio for approximately $490 million. This sale included substantially all of FINOVA's performing franchise assets. In August 2002, the Company completed the sale of an additional $67 million of the franchise portfolio (primarily impaired assets) at their carrying value (net of reserves). The Company will continue the orderly liquidation of its remaining franchise assets.

During 2001, in conjunction with Fresh-Start Reporting, the Company recorded a $709.7 million charge to the carrying amounts of its total financial assets to record them at their reorganization value. Reorganization value was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases and other assets. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The charge was comprised of a $365.4 million adjustment to financing assets that was to accrete into interest income over the life of the transactions, assuming the accrual of income continued, and a $344.3 million permanent write down to other financial assets (such as operating leases, investments and assets held for sale and the production of income). At December 31, 2002 and 2001, the unamortized amount of fresh-start adjustments was $214.8 million and $315.5 million, respectively, of which the Company suspended the accretion of $139.7 million and $151.3 million, respectively, due to the underlying assets being classified as nonaccruing.

DIVERSIFICATION OF CREDIT RISK

The following table presents the composition of FINOVA's total financial assets (before reserve for credit losses) at December 31:

--------------------------------------------------------------------------------
                                     2002                          2001
--------------------------------------------------------------------------------
Resort                       $  1,159,207    31.4%         $  1,459,032    22.6%
Transportation                    716,110    19.4%            1,041,640    16.1%
Specialty Real Estate             554,763    15.0%              647,035    10.0%
Rediscount                        425,491    11.5%              742,775    11.5%
Healthcare                        267,049     7.2%              569,615     8.8%
Communications                    230,912     6.2%              359,053     5.6%
Commercial Equipment              110,935     3.0%              330,377     5.1%
Franchise                         103,584     2.8%              745,596    11.6%
Corporate Finance                  55,044     1.5%              184,264     2.9%
Mezzanine Capital                  47,127     1.3%              121,354     1.9%
Public                                                           89,741     1.4%
Investment Alliance                                              71,813     1.1%
Other Portfolios                   26,197     0.7%               89,469     1.4%
--------------------------------------------------------------------------------
                             $  3,696,419   100.0%         $  6,451,764   100.0%
================================================================================

As indicated in the table above, since FINOVA's total financial assets are concentrated in several specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including resort and transportation) of such borrowers and their affiliates. At December 31, 2002, the carrying value of the Company's top ten aggregate exposures to borrowers and their affiliates totaled approximately $911.3 million and represented 24.7% of total financial assets (before reserves), as compared to the top ten exposures at December 31, 2001 of $1.1 billion, which represented 16.8% of total financial assets (before reserves).

                              THE FINOVA GROUP INC.

At December 31, 2002, the Company's transportation portfolio consisted of the following aircraft:

--------------------------------------------------------------------------------------------------------------------
                                                                                                         APPROXIMATE
                                                            NUMBER OF                                    AVERAGE AGE
AIRCRAFT TYPE                                                AIRCRAFT       PASSENGER         CARGO        (YEARS)
--------------------------------------------------------------------------------------------------------------------
Airbus 300                                                      8               4               4             13
Boeing 727                                                     34               9              25             25
Boeing 737                                                     33              33                             18
Boeing 747                                                     15               8               7             21
Boeing 757                                                      9               9                             10
Boeing 767                                                      1               1                             16
McDonnell Douglas DC 8 and DC 9                                34              25               9             29
McDonnell Douglas DC 10                                        20               8              12             24
McDonnell Douglas MD series                                    30              30                             17
Regional jets, corporate aircraft and turbo props              47              44               3             12
--------------------------------------------------------------------------------------------------------------------
Total                                                         231             171              60             20
====================================================================================================================

At December 31, 2002, 82 aircraft with a carrying value of $409.2 million were operated by U.S. domiciled carriers and 80 aircraft with a carrying value of $233.8 million were operated by foreign carriers. Additionally, 69 aircraft with a carrying value of $48.8 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe. Some of these aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often there is no minimum rental due and future cash flows are difficult to project. FINOVA's railroad portfolio (all domestic) and other transportation equipment had a carrying value of $24.3 million at December 31, 2002.

At December 31, 2001, 117 aircraft with a carrying value of $550.4 million were operated by U.S. domiciled carriers and 82 aircraft with a carrying value of $355.7 million were operated by foreign carriers. Additionally, 63 aircraft with a carrying value of $107.9 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe. FINOVA's railroad portfolio (all domestic) and other transportation equipment had a carrying value of $27.6 million at December 31, 2001.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At December 31, 2002 and 2001, the carrying amount of the resort portfolio by state was as follows:

------------------------------------------------------------------------------
                                          2002                     2001
------------------------------------------------------------------------------
Florida                         $   299,458     25.8%    $   289,143     19.8%
California                          162,245     14.0%        114,278      7.8%
Nevada                              138,455     12.0%        243,165     16.7%
Hawaii                              138,418     11.9%        168,696     11.6%
Arizona                             117,780     10.2%        213,421     14.6%
Other (less than 10%)               302,851     26.1%        430,329     29.5%
------------------------------------------------------------------------------
Total                           $ 1,159,207    100.0%    $ 1,459,032    100.0%
==============================================================================

Changes in geographic concentrations during 2002 were due to the amount of fundings (under existing customer commitments) and portfolio runoff within individual states as compared to the net runoff for the total portfolio.

                              THE FINOVA GROUP INC.

FINANCING ASSETS

Loans and other financing contracts, excluding certain loans classified as held for sale at December 31, consisted of the following:

--------------------------------------------------------------------------------
                                                         2002           2001
--------------------------------------------------------------------------------
Receivables                                          $ 2,977,826    $ 5,481,574
Accrued interest                                          82,509        117,255
Unearned income                                         (404,611)      (578,403)
--------------------------------------------------------------------------------
Total loans and other financing contracts, net       $ 2,655,724    $ 5,020,426
================================================================================

FINOVA has a substantial number of loans with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates ("LIBOR"). The total carrying amount of loans (including loans classified as held for sale) with floating interest rates was $2.0 billion and $3.2 billion at December 31, 2002 and 2001, respectively.

Interest earned from financial transactions with floating interest rates was approximately $134.1 million, $93.2 million, $293.3 million and $505 million for the year ended December 31, 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively. Adjustments resulting from changes in interest rates can have a significant effect on interest earned from financing assets (including loans classified as held for sale).

At December 31, 2002, FINOVA had unfunded customer commitments of approximately $568.3 million compared to $1.1 billion at December 31, 2001. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty how much of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. In the event of a contractual customer default, FINOVA typically has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company's best interest. Commitments generally have a fixed expiration and at the Company's discretion, may be extended. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications and waivers.

Direct financing leases at December 31, consisted of the following:

--------------------------------------------------------------------------------
                                                       2002              2001
--------------------------------------------------------------------------------
Rental receivables                                  $ 345,795         $ 456,176
Estimated residual values                              95,460           119,210
Unearned income                                      (177,429)         (220,428)
--------------------------------------------------------------------------------
Total direct financing leases                       $ 263,826         $ 354,958
================================================================================

Future minimum lease payments for each of the next five years are $62.1 million, $56.8 million, $48.9 million, $40.9 million and $28.7 million.

Leveraged leases at December 31, (excluding transportation leveraged leases classified as assets held for sale since June 2001) consisted of the following:

--------------------------------------------------------------------------------
                                                           2002          2001
--------------------------------------------------------------------------------
Rental receivables                                     $  824,404    $  941,644
Principal and interest payable on nonrecourse debt       (754,205)     (845,023)
--------------------------------------------------------------------------------
Net rental receivables                                     70,199        96,621
Estimated residual values                                 338,432       349,718
Unearned income                                          (226,221)     (249,526)
--------------------------------------------------------------------------------
Investment in leveraged leases                            182,410       196,813
Deferred taxes from leveraged leases                     (136,901)     (136,055)
--------------------------------------------------------------------------------
Net investment in leveraged leases                     $   45,509    $   60,758
================================================================================

                             THE FINOVA GROUP INC.

The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses were as follows:

------------------------------------------------------------------------------------------------
                                     REORGANIZED COMPANY                PREDECESSOR COMPANY
                               ------------------------------      -----------------------------
                                                 FOUR MONTHS       EIGHT MONTHS
                                 YEAR ENDED         ENDED              ENDED         YEAR ENDED
                                DEC. 31, 2002   DEC. 31, 2001      AUG. 31, 2001   DEC. 31, 2000
------------------------------------------------------------------------------------------------
Lease and other income, net        $9,159          $2,999             $6,587         $46,251
Income tax expense                  3,658           1,223              2,733          16,832
------------------------------------------------------------------------------------------------

OTHER FINANCIAL ASSETS

Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded in operations. The following table presents the balances and changes in assets held for sale.

--------------------------------------------------------------------------------
As of December 31, 2000 (Predecessor Company)                         $ 421,956
Assets reclassified to or from held for sale                            912,225
Markdown to estimated sales price                                      (277,213)
Runoff (amortization and prepayments), net of fundings                  (87,460)
Sale of assets                                                         (303,299)
--------------------------------------------------------------------------------
As of August 31, 2001 (Reorganized Company)                             666,209
Assets reclassified to or from held for sale                            113,851
Markdown to estimated sales price                                       (90,045)
Runoff (amortization and prepayments), net of fundings                 (137,320)
Sale of assets                                                         (132,670)
--------------------------------------------------------------------------------
As of December 31, 2001 (Reorganized Company)                           420,025
Assets reclassified to or from held for sale                            279,571
Markdown to estimated sales price                                       (57,715)
Runoff (amortization and prepayments), net of fundings                 (161,360)
Sale of assets                                                          (87,396)
--------------------------------------------------------------------------------
As of December 31, 2002 (Reorganized Company)                         $ 393,125
================================================================================

At December 31, 2002, assets held for sale consisted of rediscount and corporate finance loans, as well as transportation leveraged leases and repossessed and other owned assets.

In the fourth quarter of 2002, the Company designated $223.9 million (carrying amount) of rediscount loans as held for sale based on a proposed sale transaction. In March 2003, the Company completed the sale of $188.8 million of these loans for $175.4 million of net cash proceeds and received a $17.8 million participation in a performing loan, resulting in a $4.4 million gain.

During 2002, assets with a carrying amount of $58.3 million were classified as held for sale in conjunction with the Company's foreclosure and repossession of collateral underlying various loan transactions. The Company's intent is to stabilize and sell these assets. During 2002, repossessed assets with a carrying amount of $24.4 million were sold for net gains of $3.5 million. At December 31, 2002 and 2001, assets held for sale included $54.6 million and $68.3 million, respectively, of repossessed and other owned assets.

In late 2001, the Company designated its investment alliance portfolio as held for sale. A loss of $51.4 million was recorded in conjunction with Fresh-Start Reporting to write down the assets to their estimated fair value. In a series of transactions during 2002 and 2001, the Company sold substantially all of its investment alliance assets for $67.4 million and $22.3 million, respectively, resulting in a net $6.7 million gain.

In connection with the reorganization of the Company in August 2001, the remaining assets of the corporate finance portfolio were designated as held for sale. These assets were previously recorded as discontinued operations and were therefore recorded at estimated net realizable value. The corporate finance portfolio, excluding repossessed assets, declined to a carrying amount of $53.2 million at December 31, 2002 from $181.7 million at December 31, 2001. The decline was attributable to multiple individual loan sales and continued runoff of the portfolio, net of fundings under existing customer commitments.

                             THE FINOVA GROUP INC.

During the second quarter of 2001, the Company designated its transportation leveraged lease portfolio as held for sale and recorded a loss of $198.1 million to write down the assets to their estimated net sales price. In August 2001, prior to Fresh-Start Reporting, an additional charge of $74.0 million was recorded due to continued weakening in the airline industry. The negative impact of the events of September 11 resulted in an additional $67.6 million charge. In December 2001, the Company completed a sale of certain of these leveraged leases for approximately $125.2 million, which approximated the carrying amount at the time of sale. The sale resulted in a tax gain of $319.0 million, which was fully offset by tax losses for the year ended 2001. The sale was for substantially fewer assets than originally proposed due to lower demand for certain aircraft and uncertainty following the events of September 11. In September 2002, an additional loss of $36.7 million was recorded to reflect the current state of certain aircraft operators and the value of these aircraft. At December 31, 2002 and 2001, the carrying value of the remaining transportation leveraged leases was $61.5 million and $98.7 million, respectively.

During 2000, the Company designated loans generated by the realty capital portfolio as held for sale and recorded a loss of $43.2 million to write down the assets to their net estimated sales price. An additional loss of $5.1 million was recorded during the first quarter of 2001. In July 2001, substantially all of the realty capital assets were sold for their approximate written down value.

Operating leases at December 31, consisted of the following:

--------------------------------------------------------------------------------
                                                            2002         2001
--------------------------------------------------------------------------------
Cost of assets                                           $ 135,677    $ 319,480
Accumulated depreciation                                   (23,851)    (128,555)
--------------------------------------------------------------------------------
Total operating leases                                   $ 111,826    $ 190,925
================================================================================

Future minimum rentals on noncancellable operating leases are $200.9 million in the aggregate and for each of the next five years are $51.8 million, $41.0 million, $34.3 million, $23.3 million and $14.2 million.

Assets held for the production of income at December 31, consisted of the following types of assets:

--------------------------------------------------------------------------------
                                                            2002         2001
--------------------------------------------------------------------------------
Aircraft and rail                                        $  54,817    $ 124,336
Real estate                                                 12,844       20,250
Equipment                                                      206        7,286
--------------------------------------------------------------------------------
Total assets held for the production of income           $  67,867    $ 151,872
================================================================================

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

Investments at December 31, consisted of the following:

--------------------------------------------------------------------------------
                                                            2002         2001
--------------------------------------------------------------------------------
Partnership interests                                    $   8,799    $  12,931

Available for sale:
   Equity securities                                         7,475       37,463
   Debt securities                                             413        4,093
--------------------------------------------------------------------------------
Total available for sale                                     7,888       41,556
--------------------------------------------------------------------------------

Held to maturity debt securities                             4,954        3,413
Trading debt securities                                                  58,845
--------------------------------------------------------------------------------
Total investments                                        $  21,641    $ 116,745
================================================================================

Debt and equity securities that are being held for an indefinite period of time, including those securities which may be sold in response to needs for liquidity, are classified as available for sale and are carried at fair value using the specific identification method, with unrealized gains and losses reported as a

                             THE FINOVA GROUP INC.

component of accumulated other comprehensive (loss) income in the equity section of the balance sheet. The amounts were not shown net of deferred taxes for 2002 and 2001 due to the Company's current tax position, which includes substantial net operating loss carryforwards.

The Company had a net unrealized holding loss of $3.7 million at December 31, 2002, as compared to a $7.0 million net unrealized gain at December 31, 2001. The change in unrealized holding gains (losses) was primarily due to a decline in market values of many securities and by the realization of some gains through the sale of certain investments.

Held to maturity investments are certificates of deposit with maturities of less than one year.

Investments classified as trading in 2001 were assets held in trust for nonqualified compensation plans. The Company's investments in trading securities were marked to market on a quarterly basis through current operations. In the first quarter of 2002, the Company liquidated substantially all assets of the trust. See Note I "Pension and Other Benefits" for a further discussion.

Net gains of $19.6 million, $6.1 million, $43.3 million and $57.4 million were recognized on sales of investments for the year ended December 31, 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

D. RESERVE FOR CREDIT LOSSES

The following table presents the balances and changes to the reserve for credit losses:

----------------------------------------------------------------------------------------------------
                                       REORGANIZED COMPANY                 PREDECESSOR COMPANY
                                  ------------------------------      ------------------------------
                                                    FOUR MONTHS       EIGHT MONTHS
                                    YEAR ENDED         ENDED              ENDED          YEAR ENDED
                                  DEC. 31, 2002    DEC. 31, 2001      AUG. 31, 2001    DEC. 31, 2000
----------------------------------------------------------------------------------------------------
Balance, beginning of period       $ 1,019,878      $   256,324        $   578,750      $   178,266
Provision for credit losses           (339,986)         777,500            230,772          643,000
Write-offs                            (190,021)         (35,877)          (558,052)        (240,655)
Recoveries                              50,033           21,729              4,964            1,018
Other                                      364              202               (110)          (2,879)
----------------------------------------------------------------------------------------------------
Balance, end of period             $   540,268      $ 1,019,878        $   256,324      $   578,750
====================================================================================================

For the year ended December 31, 2002, the Company recorded a $340.0 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily related to proceeds received from collections, prepayments and asset sales in excess of recorded carrying amounts (net of reserves); reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

For the four months ended December 31, 2001 and the eight months ended August 31, 2001, the Company recorded a provision for credit losses of $777.5 million and $230.8 million, respectively, to increase its reserve for credit losses primarily due to the weakened economy, the events of September 11 and management's concerns regarding the full collection of certain transactions within its portfolio.

A summary of the reserve for credit losses by impaired and other assets is as follows:

--------------------------------------------------------------------------------
                                                           2002          2001
--------------------------------------------------------------------------------
Reserves on impaired assets                             $  438,172    $  636,661
Other reserves                                             102,096       383,217
--------------------------------------------------------------------------------
Reserve for credit losses                               $  540,268    $1,019,878
================================================================================

FINOVA's reserve for credit losses decreased to $540.3 million at December 31, 2002 from $1.0 billion at December 31, 2001. At December 31, 2002, the total carrying amount of impaired loans was $1.7 billion, of which $471.1 million were revenue accruing. The Company has established impairment reserves of $438.2 million related to $1.2 billion of nonaccruing and impaired loans. At December

                             THE FINOVA GROUP INC.

31, 2001, the total amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The impairment reserve at December 31, 2001 totaled $636.7 million related to $1.7 billion of nonaccruing and impaired loans.

Reserves on impaired assets decreased due to write-offs, improvement in pay-off and collection experience on certain assets previously reserved and the Company's application of cash received on nonaccruing assets, reducing the carrying amount and impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2002 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of asset sales, significant portfolio runoff, changes in historical loss experience, reclassification of previously unimpaired assets to impaired status and the less than anticipated negative impact of September 11 on certain of the Company's portfolios, including resort and specialty real estate.

An analysis of nonaccruing assets included in total financial assets at December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                           2002           2001
-----------------------------------------------------------------------------------------------------------------
Contracts                                                                             $ 1,345,191    $ 1,817,369
Repossessed assets                                                                         48,041         25,236
-----------------------------------------------------------------------------------------------------------------
Total nonaccruing assets                                                              $ 1,393,232    $ 1,842,605
-----------------------------------------------------------------------------------------------------------------
Nonaccruing assets as a percentage of total financial assets (before reserves)               37.7%          28.6%
=================================================================================================================

Accounts classified as nonaccruing were $1.4 billion or 37.7% of total financial assets (before reserves) at December 31, 2002 as compared to $1.8 billion or 28.6% at December 31, 2001. The portfolios with the largest decline in nonaccruing assets during 2002 included resort ($145.8 million), franchise ($108.1 million), corporate finance ($98.2 million), transportation ($43.4 million) and healthcare ($43.2 million), partially offset by increases within rediscount ($28.3 million). The large decline within the resort portfolio was primarily attributed to the Company negotiating a slightly discounted prepayment of a nonaccruing account (approximately $100 million carrying amount), while the decline in the transportation portfolio was almost entirely due to the writedown of aircraft values in conjunction with their repossession. The reductions within the franchise, corporate finance and healthcare portfolios were due to their continued liquidation (including asset sales) and runoff.

During 2002, the level of nonaccruing assets declined, but did so at a much slower pace than performing transactions. As a result, nonaccruing assets as a percentage of total financial assets have increased. The level of nonaccruing assets continues to be affected by a weakened economy and the Company's concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due at maturity. The current economic climate has resulted in a general reduction of operating cash flow for the typical FINOVA borrower and in more conservative industry wide lending practices. As a result, FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA's ability or willingness to continue to extend credit to these borrowers may be affected by its restricted access to the capital markets and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Had all nonaccruing assets outstanding at December 31, 2002, 2001 and 2000 remained accruing at their contractual rates, interest and rental income would have increased by approximately $158.3 million, $168.0 million and $59.9 million, respectively.

Accruing impaired assets decreased to $471.1 million at December 31, 2002 from $576.7 million at December 31, 2001. The decrease was attributable to transportation ($141.7 million), resulting primarily from migration of these accounts to off-lease status. There were also decreases within rediscount ($28.6 million), specialty real estate ($5.5 million) and commercial equipment ($7.8 million). Partially offsetting these decreases were increases within franchise of $8.9 million and resort of $70.6 million, caused primarily by the migration of one large exposure to accruing impaired status following the extension and modification of payment terms.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

E. RECEIVABLE SALES

COMMERCIAL EQUIPMENT SECURITIZATION. In 2000, the Company completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. The Company was entitled to receive annual servicing fees approximating 50 basis points on the outstanding

                             THE FINOVA GROUP INC.

balance of the receivables and the right to future cash flows after investors received the return for which they contracted. There is no recourse to the Company's other assets, except for the related interest rate conversion agreement described below. The Company's retained interest is subordinate to investors' interests and the value of the retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

Investors are paid a floating interest rate, while the pool of sold receivables contains fixed rate transactions. At December 31, 2002, FINOVA had an outstanding liability of $6.5 million related to a guarantee of an interest rate conversion agreement issued in conjunction with this securitization. The conversion agreement has a notional principal amount of $83.8 million that effectively converts the floating interest rate obligation to investors into a fixed interest rate obligation. The conversion agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the securitization. At December 31, 2002, the notional amount of the conversion agreement ($83.8 million) exceeded the outstanding balance of the sold receivables ($55.9 million) due to prepayments and liquidation of collateral related to defaulted accounts.

At the sale dates, FINOVA recognized a total pre-tax gain of $0.2 million. In the determination of the gain, the Company assumed an annual prepayment rate of 6.0%, weighted average life of approximately 3.5 years, an annual net credit loss rate of 1.5%, delinquencies of 5.0% and a discount rate of 15%.

On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its then-existing outstanding bank and bond debt, which constituted an event of default and a cross default under substantially all of FINOVA Capital's then-existing bank and bond indebtedness, including this sale and servicing agreement. As a result, the revolving feature was terminated, the structure went into rapid amortization and FINOVA was required to obtain a backup servicer in the event that it would not be able to perform its servicing duties. As a result of the rapid amortization, all cash received from the collection of receivables is applied to investors' interests before any cash is remitted to the Company to apply against its retained interests. During 2002 and 2001, retained interests in this structure were adjusted to their estimated fair value, resulting in markdowns of $3.8 million and $16.9 million, respectively.

At December 31, 2002 and 2001, the outstanding balance of the sold receivables totaled $55.9 million and $143.7 million, respectively. A revaluation of the retained interest in 2002 resulted in a $3.8 million realized loss based on the following revised assumptions: an annual prepayment rate of 7.6%, weighted average life of approximately 2.0 years, an annual net credit loss rate of 33.0%, delinquencies of 33.0%, and a discount rate of 17.0%. The retained interest had an estimated fair value, net of the valuation adjustment, totaling $0.3 million and $4.1 million at December 31, 2002 and 2001, respectively, and is included in investments.

In connection with the retained interest, a hypothetical analysis was performed to determine the impact of a 10% and 20% adverse and beneficial change in any individual assumption from the expected levels. Based on this analysis, a 10% and 20% adverse change in the level of net credit losses would each decrease the value of retained interests from $0.3 million to zero. A 10% and 20% beneficial change in the level of net credit losses would result in a $0.9 million and $2.2 million increase in value, respectively. A 10% and 20% adverse change in the level of prepayments would result in a $0.1 million and $0.2 million reduction in its value, respectively. A 10% and 20% beneficial change in the level of prepayments would result in a $0.1 million and $0.3 million increase in its value, respectively. A 10% and 20% adverse and beneficial change in the level of delinquencies and discount rate would result in an immaterial change in value. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes to another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

CORPORATE FINANCE SECURITIZATION (INCLUDED IN DISCONTINUED OPERATIONS). In the third quarter of 2000, FINOVA's corporate finance division sold $827 million of loans, on a revolving basis. Cash proceeds to FINOVA aggregated approximately $475 million. The Company also received annual servicing fees approximating 200 basis points on the outstanding balance of the receivables and the right to future cash flows after investors had received the return for which they have contracted. There was no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests were subordinate to the investors' interests. The value of the retained interests was subject to credit, prepayment and interest rate risks on the transferred financial assets.

                             THE FINOVA GROUP INC.

During 2000, the Company recognized a pre-tax loss of $13.1 million, including transaction fees. On February 1, 2001, FINOVA negotiated an agreement and purchased the outstanding beneficial interests.

FRANCHISE SECURITIZATION. In 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. Recourse is limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2002 and 2001, the outstanding balance of the sold loans totaled $91.7 million and $104.8 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2002 and 2001, the Company continued to service these assets and held subordinated interests totaling $0.14 million and $0.04 million, respectively. During 2001, the retained interest was marked down to its fair value, resulting in a charge of $7.5 million. The value of the retained interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

F. FRESH-START REPORTING

In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted Fresh-Start Reporting upon emergence from chapter 11 in 2001. The Company adopted
Fresh-Start Reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims. Fresh-Start Reporting resulted in material adjustments to the carrying amounts of the Company's assets and liabilities. FINOVA's gross assets were recorded at their reorganization value, which was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The New Senior Notes were recorded based upon their trading price shortly after they were issued. The resulting stockholders' equity value of $17.6 million at August 31, 2001, was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry at that point in time.

The adjustment of assets and liabilities to fair values resulted in a net charge to earnings of $62.9 million during the eight-month period ended August 31, 2001. This net charge to earnings was included in the net reorganization expense line on the Statement of Consolidated Operations.

The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of August 31, 2001 was as follows:

                              THE FINOVA GROUP INC.
                            FRESH-START BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                            PREDECESSOR                             REORGANIZED                         REORGANIZED
                                              COMPANY                                 COMPANY                             COMPANY
                                             AUGUST 31,    REORGANIZATION PLAN        (BEFORE        FRESH-START         AUGUST 31,
                                               2001            ADJUSTMENTS          FRESH-START)     ADJUSTMENTS            2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                  $ 3,623,751   $(2,715,926) (a)(b)(c)     $   907,825   $                     $   907,825
FINANCING ASSETS:
Loans and other financing contracts, net     6,371,233                                6,371,233       (805,158) (f)       5,566,075
Direct financing leases                        458,892                                  458,892        (47,029) (f)         411,863
Leveraged leases                               221,122                                  221,122         (4,200) (f)         216,922
-----------------------------------------------------------------------------------------------------------------------------------
Total financing assets                       7,051,247                                7,051,247       (856,387) (f)       6,194,860
Reserve for credit losses                     (707,521)                                (707,521)       451,197  (f)        (256,324)
-----------------------------------------------------------------------------------------------------------------------------------
Net financing assets                         6,343,726                                6,343,726       (405,190)           5,938,536
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL ASSETS:
Assets held for sale                           330,185       342,554  (c)               672,739         (6,530) (f)         666,209
Operating leases                               478,511                                  478,511       (132,398) (f)         346,113
Investments                                    286,017        (2,791) (a)(c)            283,226        (79,718) (f)         203,508
Assets held for the production of income       262,771                                  262,771        (85,855) (f)         176,916
Net assets of discontinued operations          322,558      (322,558) (c)
-----------------------------------------------------------------------------------------------------------------------------------
Total other financial assets                 1,680,042        17,205                  1,697,247       (304,501)           1,392,746
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS                       8,023,768        17,205                  8,040,973       (709,691)           7,331,282
Other assets                                   156,923        17,475  (a)(c)(d)         174,398       (110,549) (f)(g)       63,849
Goodwill, net of accumulated amortization       43,410                                   43,410        (43,410) (g)
-----------------------------------------------------------------------------------------------------------------------------------
                                           $11,847,852   $(2,681,246)               $ 9,166,606   $   (863,650)         $ 8,302,956
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Berkadia Loan                              $             $ 5,600,000  (a)           $ 5,600,000   $                     $ 5,600,000
Senior debt                                 10,993,901    (7,743,423) (a)(b)          3,250,478       (771,339) (f)       2,479,139
-----------------------------------------------------------------------------------------------------------------------------------
Total debt                                  10,993,901    (2,143,423)                 8,850,478       (771,339)           8,079,139
Accounts payable and accrued expenses          651,344      (449,745) (a)(b)(c)(d)      201,599         (5,361) (f)         196,238
Deferred income taxes, net                      34,055                                   34,055        (24,099) (f)           9,956
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                           11,679,300    (2,593,168)                 9,086,132       (800,799)           8,285,333
-----------------------------------------------------------------------------------------------------------------------------------
Convertible Preferred Securities               111,550      (111,550) (b)
STOCKHOLDERS' EQUITY:
Common stock                                       648           611  (e)                 1,259                               1,259
Additional capital                           1,119,531          (611) (e)             1,118,920    (1,102,020) (f)           16,900
Accumulated deficit                           (880,520)       26,327  (a)(b)(d)        (854,193)      854,193  (f)
Accumulated other comprehensive loss            (4,386)       (2,855) (c)                (7,241)        7,241  (g)
Common stock in treasury                      (178,271)                                (178,271)      177,735  (f)             (536)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                      57,002        23,472                     80,474       (62,851)               17,623
-----------------------------------------------------------------------------------------------------------------------------------
                                           $11,847,852   $(2,681,246)               $ 9,166,606   $  (863,650)          $ 8,302,956
===================================================================================================================================

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

c) Upon emergence from chapter 11, the net assets of discontinued operations were reclassified into continuing operations and all former segments of the Company have been dissolved. This decision reflects management's intention to manage all assets as one operating unit, with an emphasis on orderly collection of its portfolio.

d) In connection with the Plan, the Company rejected a number of lease agreements for its office space. Management explored alternative facilities for its operations and negotiated acceptable concessions with some of its landlords for continued use of all or portions of the space at those facilities. FINOVA wrote off $15.1 million in fixed assets and leasehold improvements related to offices closed as a result of rejecting certain lease agreements. Additionally, FINOVA accrued for lease damages associated with these rejected lease agreements.

e) FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of the shares of FINOVA common stock outstanding after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

f) Reflects the adjustments made to carrying amounts of assets, liabilities and stockholders' equity to record them at fair value. The adjustment to assets totaled $863.7 million, of which $365.4 million will amortize into income over the life of the transactions, assuming the accrual of income continues. The borrower's obligation to make payments to the Company was not affected by this adjustment.

     The adjustment to reduce the carrying amount of the New Senior Notes by $771.3 million represented a discount on the principal amount based upon the fair value of that obligation. This discount is being amortized to interest expense over the life of the New Senior Notes. Although the August 31, 2001 Reorganized Company balance sheet reflects the New Senior Notes at $2.48 billion, the Company's repayment obligation was the principal amount of $3.25 billion.

g) In accordance with Fresh-Start Reporting guidelines, certain assets, including goodwill and deferred debt origination costs were reduced to zero. Additionally, all unrealized equity items including foreign currency translation and unrealized gains and losses were reduced to zero and recognized through operations.

NET REORGANIZATION EXPENSE

Net reorganization expense for the eight months ended August 31, 2001 included income and expenses recognized or incurred by FINOVA related to the reorganization. The components of net reorganization expense included fair value adjustments of assets and liabilities related to Fresh-Start Reporting ($62.9 million) and professional service and other fees ($26.0 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($42.4 million).

                             THE FINOVA GROUP INC.

G. DEBT

As of December 31, the Company's total debt outstanding was as follows:

--------------------------------------------------------------------------------
                                                       2002             2001
--------------------------------------------------------------------------------
Berkadia Loan                                      $ 2,175,000      $ 4,900,000
Senior debt:
  Principal                                          3,067,949        3,250,478
  Discount for Fresh-Start Reporting                  (686,306)        (761,396)
--------------------------------------------------------------------------------
Total senior debt                                    2,381,643        2,489,082
--------------------------------------------------------------------------------
Total debt                                         $ 4,556,643      $ 7,389,082
================================================================================

Upon emergence from bankruptcy in 2001, all of FINOVA's outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of New Senior Notes to restructure the Company's pre-emergence indebtedness (including TOPrS), and repay all allowed accrued and unpaid pre-petition and post-petition interest. The Berkadia Loan has a first priority lien on substantially all of FINOVA's assets, including all of its subsidiaries, and the holders of New Senior Notes have a second priority lien on those assets.

The terms of the Credit Agreement and the Indenture prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Under the terms of the Credit Agreement and the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve is required to be paid ("mandatory prepayments") to Berkadia to reduce the principal amount of the loan on a quarterly basis. In addition to mandatory prepayments, the Company is permitted, with Berkadia's consent, to make voluntary prepayments. During 2002, mandatory and voluntary prepayments totaled $2.725 billion. Principal payments made to Berkadia since emergence have reduced the Berkadia Loan to $2.175 billion as of December 31, 2002 and $1.525 billion as of the filing of this report (including $650 million of payments during the first quarter of 2003). The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

The Berkadia Loan matures on August 20, 2006 and bears interest, payable monthly, at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. All outstanding principal and accrued and unpaid interest is payable at maturity. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Berkadia Loan.

The terms of the Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the Berkadia Loan of not less than 1.25 to 1. As of December 31, 2002, the Collateral Value was $3.7 billion, resulting in a ratio of 1.70 to 1, while as of December 31, 2001, the Collateral Value totaled $6.5 billion, resulting in a ratio of 1.33 to 1.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are due prior to maturity only after the Berkadia Loan has been paid in full, and are to be paid with available cash after establishment of cash reserves as defined in the Indenture. The Indenture has no financial covenants, except for the requirement to use available cash as discussed below.

Because virtually all of the Company's assets are pledged to secure the obligations under the Berkadia Loan and the Intercompany Notes (as described below), FINOVA's ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. It should be noted that under governing law,

                             THE FINOVA GROUP INC.

these distributions may not be made to stockholders as long as FINOVA has a negative net worth (total liabilities in excess of total assets). Instead, these payments will be retained by the Company for that purpose until legally permitted by law or used to satisfy the Company's obligations, if necessary. These restrictions also apply to the stockholder payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $94.3 million (or a reduced amount to reflect a further decrease in the principal amount of New Senior Notes outstanding as a result of additional repurchases, if any, by FINOVA) and five percent (5%) of such remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those payments can be made to stockholders, as noted above. Contingent interest payments will terminate in 2016. FINOVA's obligation to make the contingent interest payments is not secured.

FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital's direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Intercompany Note.

The New Senior Notes are reflected in the balance sheet at December 31, 2002 and 2001, net of an unamortized discount of $686.3 million and $761.4 million, respectively. The book value of the New Senior Notes is scheduled to increase over time to the principal amount due at maturity through the amortization of the discount as interest expense. For the year ended December 31, 2002 and the four months ended December 31, 2001, the Company recorded amortization of $33.7 million and $9.9 million, respectively (not including $41.4 million offset against gains generated from the repurchases discussed below), which resulted in an effective interest rate of 10.8% for all periods. The Company's obligation is to pay the full remaining $3.07 billion principal amount of the New Senior Notes at maturity in 2009.

In August 2002, in accordance with the Credit Agreement and the Indenture, the Company's Board of Directors, with Berkadia's consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings is calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments of the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last
Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of FINOVA's Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of New Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized fresh-start discount). During the fourth quarter of 2002, the Company repurchased an additional $86.1 million (face amount) of New Senior Notes at a price of 30.0% or $25.8 million, plus accrued interest. The repurchase generated a net gain of $41.3 million ($60.2 million repurchase discount, partially offset by $18.9 million of unamortized fresh-start discount). There can be no assurance that the Company will repurchase any additional New Senior Notes or that additional New Senior Notes will become available at an acceptable price.

Based on interest rates in effect as of December 31, 2002, 50% of the Net Interest Savings from the repurchases is estimated to be approximately $6.0 million per year. The Net Interest Savings will fluctuate with changes in interest rates and would change if additional New Senior Notes are repurchased.

Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity or to pay the 5% distribution to common stockholders or to make any contingent interest payments. The Company has a negative net worth of $970.7 million as of December 31, 2002 ($1.7 billion if the New Senior Notes are considered at their principal amount due), the

                             THE FINOVA GROUP INC.

financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, the Company believes that investing in FINOVA's debt or equity securities involves a high level of risk to the investor.

H. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2002, FINOVA had an outstanding liability of $6.5 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company's commercial equipment securitization. The conversion agreement has a notional principal amount of $83.8 million that effectively converts a floating interest rate obligation into a fixed interest rate obligation. The agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the Company's securitization.

FINOVA entered into two short-term foreign exchange swap transactions to minimize currency risk. Currency risk results from changes in the value of underlying foreign-denominated assets or liabilities versus U.S. Dollar ("USD") values. Without these currency swap transactions, FINOVA could be adversely impacted by exchange rate volatility. The USD equivalent of the exchanged currencies totaled $31 million at December 31, 2002. The foreign exchange swap transactions are renewable on a monthly basis.

During 2001, substantially all of FINOVA's outstanding interest rate swaps were terminated as a result of the Company's chapter 11 filing. In accordance with the Company's various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due from the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Historically, FINOVA used derivative instruments to minimize its exposure to fluctuations in interest rates, reduce debt expense and lock funding costs over predetermined periods of time. FINOVA attempted to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA diversified its borrowing sources (short- and long-term debt with a fixed or a variable rate) and sought to maintain a portfolio that was match funded. FINOVA's matched funding policy generally required that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. As a result of the termination of substantially all FINOVA interest rate swaps, the Company's assets and liabilities are no longer match funded. Changes in interest rates will affect the Company's financial results.

Two interest rate conversion agreements with notional principal amounts totaling $204.0 million to effectively convert certain floating interest rate obligations into fixed interest rate obligations were outstanding at December 31, 2001.

I. PENSION AND OTHER BENEFITS

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. Post retirement health benefits are any benefits other than retirement benefits and are recorded at the time employees leave active service. The Company's funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. Post retirement benefits are funded as those benefits are paid.

                             THE FINOVA GROUP INC.

CHANGE IN PROJECTED BENEFIT OBLIGATIONS

--------------------------------------------------------------------------------------------------
                                                                                POST RETIREMENT
                                                        PENSION BENEFITS        HEALTH BENEFITS
                                                      --------------------   ---------------------
                                                        2002        2001        2002        2001
--------------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of year       $ 37,440    $ 32,547    $  2,610    $  3,383
Service cost                                             1,520       2,346         133         293
Interest cost                                            2,286       2,421         165         218
Amendments (1)                                                                  (1,404)
Actuarial (gain) loss                                      (37)      1,483         209        (767)
Benefits paid                                           (2,614)     (1,357)       (292)       (517)
--------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year (2)         $ 38,595    $ 37,440    $  1,421    $  2,610
==================================================================================================

(1) As of December 31, 2002, the Company amended its post retirement health benefit plan to discontinue the plan for active employees, resulting in a $1.4 million reduction in liability. The Company will terminate the entire post retirement health benefit plan on December 31, 2003.

(2) The Company's projected benefit obligation of $38.6 million at December 31, 2002 represents the actuarial present value of benefits taking into account assumptions regarding future salary increases. The accumulated benefit obligation at December 31, 2002, which is based on current and past compensation levels, totaled $36.0 million.

     The Company's projected benefit obligation at December 31, 2001 excluded $20.0 million, representing the Company's obligation related to an unfunded nonqualified supplemental retirement plan (the "SERP") for certain highly compensated employees. The Company terminated the SERP plan in December 2001 and paid a lump-sum distribution to participants during the first quarter of 2002, upon their acceptance of an amendment and release. As of December 31, 2001, the Company had accrued for all costs associated with this termination.

     Previously, the Company established a Rabbi Trust to hold investments for nonqualified compensation plans, including the SERP. At December 31, 2001, the trust assets totaled $58.8 million. In conjunction with the termination of the SERP and all other nonqualified compensation plans, the trust was liquidated and all net proceeds were returned to FINOVA for use in funding operations.

CHANGE IN QUALIFIED PLAN ASSETS

--------------------------------------------------------------------------------------------------
                                                                                POST RETIREMENT
                                                        PENSION BENEFITS        HEALTH BENEFITS
                                                      --------------------   ---------------------
                                                        2002        2001        2002        2001
--------------------------------------------------------------------------------------------------
Fair value of plan assets, beginning of year          $ 25,548   $ 29,457     $           $
Actual return on plan assets (1)                        (3,356)    (2,552)
Employer contributions (2)                              16,700                     292         517
Benefits paid                                           (2,614)    (1,357)        (292)       (517)
--------------------------------------------------------------------------------------------------

Fair value of plan assets, end of year (3)            $ 36,278   $ 25,548    $            $
==================================================================================================

(1) To reduce the volatility of invested plan assets, the Company transferred all plan assets to lower yielding, lower risk investments during 2002.

(2) During 2002, FINOVA was required to make a minimum contribution of $1.7 million to plan assets. The Company funded an additional $15.0 million to improve the plan's funded status.

(3) At December 31, 2001, plan assets included 90,348 shares of FINOVA stock, which had a fair value of approximately $55 thousand. All shares of FINOVA stock were sold during 2002.

                             THE FINOVA GROUP INC.

FUNDED STATUS OF PLAN

--------------------------------------------------------------------------------------------------
                                                                                POST RETIREMENT
                                                        PENSION BENEFITS        HEALTH BENEFITS
                                                      --------------------   ---------------------
                                                        2002        2001        2002        2001
--------------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation    $  (2,317)  $(11,892)   $ (1,421)   $ (2,610)
Unrecognized net loss                                     9,321      3,861         482         324
Unrecognized prior service cost                                                 (1,404)
--------------------------------------------------------------------------------------------------
Net amount recognized                                 $   7,004   $ (8,031)   $ (2,343)   $ (2,286)
==================================================================================================

As a result of funding $16.7 million in 2002, the Company currently has a prepaid pension asset of $7.0 million compared to a pension liability of $8.0 million at December 31, 2001.

In accordance with the implementation of Fresh-Start Reporting in 2001, FINOVA recorded an additional $10.8 million liability to reflect its projected benefit obligations, including the noncontributory pension plan, the SERP and the post retirement health benefits, at fair value. This adjustment to the liability was charged to reorganization expense in the Statement of Consolidated Operations.

WEIGHTED AVERAGE ASSUMPTIONS USED

------------------------------------------------------------------------------------------------------------------------
                                                           PENSION BENEFITS             POST RETIREMENT HEALTH BENEFITS
                                                 ----------------------------------   ----------------------------------
                                                     2002        2001         2000        2002        2001         2000
-----------------------------------------------------------------------------------   ----------------------------------
Discount rate                                        6.25%       6.75%        7.25%       6.25%       6.75%        7.50%
Expected long term rate of return on plan assets     6.00%       9.00%        9.50%        n/a         n/a          n/a
Rate of increase in future compensation levels       2.75%       3.25%        3.75%        n/a         n/a          n/a
Current year's rate - pre-65                          n/a         n/a          n/a        9.00%      10.00%        5.00%
Current year's rate - post-65                         n/a         n/a          n/a       10.50%      12.00%        5.00%
Ultimate year's rate                                  n/a         n/a          n/a        5.00%       5.00%        5.00%
Ultimate year                                         n/a         n/a          n/a        2007        2007         2000
------------------------------------------------------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC BENEFIT COST

-------------------------------------------------------------------------------------------------------------------------
                                                               REORGANIZED COMPANY               PREDECESSOR COMPANY
                                                          -----------------------------     -----------------------------
                                                                           FOUR MONTHS       EIGHT MONTHS
                                                            YEAR ENDED        ENDED             ENDED         YEAR ENDED
PENSION BENEFITS:                                         DEC. 31, 2002   DEC. 31, 2001     AUG. 31, 2001   DEC. 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Service cost                                               $    1,520      $      580        $     1,766     $    3,145
Interest cost                                                   2,286             800              1,621          2,110
Expected return on plan assets                                 (2,278)           (810)            (1,876)        (2,813)
Recognized net actuarial loss                                      13
Amortization of prior service cost                                                                   (85)          (128)
Amortization of transition asset                                                                     (14)           (62)
-------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                       1,541             570              1,412          2,252
SFAS 88 credits                                                                                                  (3,162)
-------------------------------------------------------------------------------------------------------------------------
Total benefit cost (income)                                $    1,541      $      570        $     1,412     $     (910)
=========================================================================================================================

                             THE FINOVA GROUP INC.

-------------------------------------------------------------------------------------------------------------------------
                                                               REORGANIZED COMPANY               PREDECESSOR COMPANY
                                                          -----------------------------     -----------------------------
                                                                           FOUR MONTHS       EIGHT MONTHS
                                                            YEAR ENDED        ENDED             ENDED         YEAR ENDED
POST RETIREMENT HEALTH BENEFITS:                          DEC. 31, 2002   DEC. 31, 2001     AUG. 31, 2001   DEC. 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Service cost                                               $       133     $        40       $       253     $       341
Interest cost                                                      165              50               168             210
Recognized net actuarial gain                                                                        (97)           (152)
Amortization of prior service cost                                                                    46              66
Amortization of transition obligation                                                                 51              72
-------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                          298              90               421             537
SFAS 88 charges                                                                                                       10
-------------------------------------------------------------------------------------------------------------------------
Total benefit cost                                         $       298     $        90       $       421     $       547
=========================================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

-------------------------------------------------------------------------------------------
                                                            ONE PERCENTAGE   ONE PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
-------------------------------------------------------------------------------------------
Effect on total of service and interest cost components          $ 5              $ (4)
Effect on post retirement benefit obligation                      66               (58)
-------------------------------------------------------------------------------------------

J. INCOME TAXES

The consolidated income tax (expense) benefit consisted of the following for the periods ended:

-------------------------------------------------------------------------------------------------------------------------
                                                               REORGANIZED COMPANY               PREDECESSOR COMPANY
                                                          -----------------------------     -----------------------------
                                                                           FOUR MONTHS       EIGHT MONTHS
                                                            YEAR ENDED        ENDED             ENDED         YEAR ENDED
                                                          DEC. 31, 2002   DEC. 31, 2001     AUG. 31, 2001   DEC. 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Current:
 United States:
   Federal                                                 $               $                  $              $    19,696
    State                                                           506          1,580               815            (784)
 Foreign                                                            549                                          (11,043)
-------------------------------------------------------------------------------------------------------------------------
                                                                  1,055          1,580               815           7,869
-------------------------------------------------------------------------------------------------------------------------
Deferred:
 United States:
   Federal                                                                                                       189,634
   State                                                           (506)        (1,580)             (815)         14,237
 Foreign                                                           (605)          (792)            2,765           1,433
-------------------------------------------------------------------------------------------------------------------------
                                                                 (1,111)        (2,372)            1,950         205,304
-------------------------------------------------------------------------------------------------------------------------
Income tax (expense) benefit                               $        (56)   $      (792)       $    2,765    $    213,173
=========================================================================================================================

During 2002, FINOVA received net income tax refunds of $39.5 million. For the four months ended December 31, 2001, the Company received an income tax refund of approximately $1.6 million and for the eight months ended August 31, 2001, the Company paid income taxes of approximately $5.7 million. No income taxes were paid in 2000.

                             THE FINOVA GROUP INC.

The federal statutory income tax rate applied to income (loss) before taxes is reconciled to the effective income tax rate as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                               REORGANIZED COMPANY               PREDECESSOR COMPANY
                                                          -----------------------------     -----------------------------
                                                                           FOUR MONTHS       EIGHT MONTHS
                                                            YEAR ENDED        ENDED             ENDED         YEAR ENDED
                                                          DEC. 31, 2002   DEC. 31, 2001     AUG. 31, 2001   DEC. 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                            (35.0)%          35.0%              35.0%           35.0%
State income taxes                                            (3.9)            2.8                2.4             2.7
Foreign tax effects                                           (1.0)           (0.7)              (1.3)
Valuation allowance                                           28.1           (37.2)             (35.0)           (7.5)
Municipal and ESOP income                                      0.6             0.1                0.3             0.6
Non-deductible goodwill                                                                          (0.8)           (2.3)
Original issue discount                                       11.2
Other                                                         (0.1)           (0.1)              (0.2)           (0.3)
-------------------------------------------------------------------------------------------------------------------------
(Expense) benefit for income taxes                            (0.1)%          (0.1)%              0.4%           28.2%
=========================================================================================================================

The significant components of deferred tax liabilities and deferred tax assets at December 31 consisted of the following:

--------------------------------------------------------------------------------
                                                         2002           2001
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred income from leveraged leases               $   424,576    $   309,090
 Deferred income from lease financing                     67,224          3,526
 Other                                                     1,630         15,384
--------------------------------------------------------------------------------
Gross deferred tax liability                             493,430        328,000
--------------------------------------------------------------------------------
Deferred tax assets:
 Reserve for credit losses                               349,142        557,224
 Goodwill                                                  5,425         29,558
 Alternative minimum tax                                   5,309
 Net operating loss carryforward                         349,439         21,781
 Basis difference in loans and investments               173,993        283,478
 Basis difference in debt                                 44,304         60,938
 Basis difference in owned assets                        119,381         81,997
 Foreign taxes                                                           11,057
 Accrued expenses                                          8,664         16,375
 Other                                                    17,834         13,019
--------------------------------------------------------------------------------
Gross deferred tax asset                               1,073,491      1,075,427
Valuation allowance                                     (596,837)      (759,784)
--------------------------------------------------------------------------------
Net deferred tax asset                                   476,654        315,643
--------------------------------------------------------------------------------
Net deferred tax liability                           $    16,776    $    12,357
================================================================================

The effective income tax rates for continuing operations for the year ended December 31, 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001 were 0.1% expense, 0.1% expense and 0.4% benefit, respectively, compared to 28.2% benefit in 2000. The effective income tax rate for discontinued operations for the eight months ended August 31, 2001 was 9.95% expense compared to 30% benefit in 2000. The lower rates in 2002 and 2001 were due to the expectation that the Company would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2002, the valuation allowance decreased by $162.9 million, primarily resulting from utilization of deferred tax assets. The reasons the Company may not be able to utilize all the deferred tax assets include: a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns; uncertainty about the amount of future earnings; and uncertainty about the timing of the reversal of deferred tax liabilities.

                             THE FINOVA GROUP INC.

Based on available data, management has concluded that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company's ability to utilize net operating loss ("NOL") carryforwards and built in losses following the ownership change. However, pursuant to the "Section 382(I)(5) bankruptcy exception," provided the Company's reorganization resulted in ownership of 50% or more of the Company's stock by qualifying creditors and pre-change stockholders, the general limitations imposed by Section 382 will not apply. With the election of the
Section 382(I)(5) bankruptcy exception, if the Company undergoes another ownership change within two years after the ownership change resulting from its chapter 11 reorganization, the Company would not be entitled to utilize any NOL carryforward or built in losses that accrued prior to such subsequent ownership change, to offset taxable income earned following such ownership change. As of December 31, 2002 federal NOLs of $859.4 million are available for carryforward, which expire between 2009 and 2023.

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 ("Act"). The Act includes provisions allowing corporations to carryback certain NOLs for longer periods and with fewer limitations than had previously existed. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of
1986  that  resulted  in the  Company  reducing  its tax  basis  in  depreciable property.  As a  result  of this  election  and  related  filings,  NOLs  became
available  for  carryback,   thereby  entitling  the  Company  to  a  refund  of
approximately $67 million. During the third quarter of 2002, the Company received $36.0 million of this refund, which was recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. Although there can be no assurance regarding the timing, the Company anticipates receiving the remainder of the refund during 2003, which also will be recorded as a direct addition to paid-in-capital. As a result of the special election and carryback of NOLs, the Company did not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income as contemplated in the Company's Form 10-K for December 31, 2001.

K. CONVERTIBLE PREFERRED SECURITIES

FINOVA Finance Trust, a subsidiary trust sponsored and wholly owned by FINOVA, was one of the entities that filed a voluntary petition for protection from creditors pursuant to chapter 11 on March 7, 2001. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA's Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001. Holders of the 5 1/2% Convertible Trust Originated Preferred Securities (the "Preferred Securities" or the "TOPrS") issued by FINOVA Finance Trust received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). As a result, FINOVA recorded an extraordinary gain of $28.8 million in 2001. The Convertible
Subordinated debentures (the "Debentures") related to the TOPrS were cancelled and FINOVA Finance Trust was dissolved.

In December 1996, FINOVA Finance Trust issued (a) 2,300,000 shares of Preferred Securities to the public for gross proceeds of $115 million (before transactions costs of $3.5 million) and (b) 71,135 shares of common securities to FINOVA. The gross proceeds for these transactions were invested by the trust in $118.6 million aggregate principal amount of 5 1/2% Debentures due 2016 newly issued by FINOVA. The Debentures represented all of the assets of the trust.

The Preferred Securities accrued and paid cash distributions quarterly, when declared by FINOVA, at a rate of 5 1/2% per annum of the stated liquidation amount of $50 per preferred security. FINOVA had the option to defer making distributions on the Debentures for up to 20 consecutive quarters, and did so early in 2001, at which time dividends on the TOPrS were also suspended.

L. STOCKHOLDERS' EQUITY

Upon emergence from chapter 11, FINOVA's existing shares of common stock continued to remain outstanding. Pursuant to the Plan, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA's shares outstanding after giving effect to implementation of the Plan. Accordingly, there were approximately 122,041,000 shares outstanding on the Effective Date. At December 31, 2002, 2001 and 2000, FINOVA had approximately 125,873,000,
125,873,000 and 64,849,000 shares of common stock issued with approximately 122,041,000, 122,041,000 and 61,295,000 shares of common stock outstanding, respectively. All rights under existing options, warrants and rights of conversion were deemed cancelled on August 21, 2001, the effective date of the Plan. As a result, 132,296 shares of FINOVA common stock were reacquired by FINOVA. The Company has 400,000,000 shares of common stock authorized.

                             THE FINOVA GROUP INC.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2002. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

In conjunction with implementing Fresh-Start Reporting during 2001, the Company adjusted its assets and liabilities to fair value, which resulted in a stockholders' value of $17.6 million. This value was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

M. OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                              FOREIGN          NET UNREALIZED          ACCUMULATED OTHER
                                                              CURRENCY     HOLDING GAINS (LOSSES)    COMPREHENSIVE INCOME
                                                            TRANSLATION        ON SECURITIES                 (LOSS)
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                     $ (4,146)            $ 37,958                  $ 33,812
Change during 2000                                              4,051              (22,709)                  (18,658)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                        (95)              15,249                    15,154
Change during the eight months ended August 31, 2001               95              (15,249)                  (15,154)
-------------------------------------------------------------------------------------------------------------------------
Balance August 31, 2001
Change during the four months ended December 31, 2001          (2,919)               6,999                     4,080
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                     (2,919)               6,999                     4,080
Change during 2002                                              2,786              (10,743)                   (7,957)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                   $   (133)            $ (3,744)                 $ (3,877)
=========================================================================================================================

For 2000, the change in foreign currency translation was net of income tax benefits of $0.1 million and net unrealized holding gains were net of income tax expense of $8.1 million. No liability was established in 2002 and 2001 due to the Company's current tax position, which includes substantial net operating loss carryforwards (see Note J "Income Taxes").

N. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock.

As a result of the Plan, all stock incentive plans, outstanding stock options, stock appreciation rights and restricted stock were cancelled. Additionally, TOPrS were restructured in the reorganization and ceased to exist. As a result, basic and diluted earnings (loss) per share are equal for the Reorganized Company. For the periods ended August 31, 2001 and December 31, 2000, basic loss per share equaled diluted loss per share as a result of the options and preferred stock being antidilutive.

                             THE FINOVA GROUP INC.

Basic and diluted earnings (loss) per share calculations are presented in the Statements of Consolidated Operations and are detailed below:

-------------------------------------------------------------------------------------------------------------------------
                                                               REORGANIZED COMPANY               PREDECESSOR COMPANY
                                                          -----------------------------     -----------------------------
                                                                           FOUR MONTHS       EIGHT MONTHS
                                                            YEAR ENDED        ENDED             ENDED         YEAR ENDED
                                                          DEC. 31, 2002   DEC. 31, 2001     AUG. 31, 2001   DEC. 31, 2000
-------------------------------------------------------------------------------------------------------------------------
BASIC/DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
Income (loss) from continuing operations                   $    121,472    $ (1,142,300)    $   (654,583)    $  (546,709)
=========================================================================================================================

Weighted average shares outstanding                         122,041,000     122,041,000       63,677,000      61,272,000
Contingently issued shares                                                                                      (278,000)
-------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares                            122,041,000     122,041,000       63,677,000      60,994,000
=========================================================================================================================

BASIC/DILUTED EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS PER SHARE                                     $       1.00    $      (9.36)     $    (10.28)    $    (8.96)
=========================================================================================================================

O. STOCK OPTIONS

Pursuant to the Plan, all rights under existing options, restricted stock, warrants and rights of conversion were deemed cancelled on August 21, 2001. No additional shares of FINOVA common stock may be issued after the Effective Date of the Plan pursuant to any restricted stock plans, arrangements or awards.

Prior to the Effective Date, The FINOVA Group Inc. 1992 Stock Incentive Plan allowed for the granting of options, restricted stock and stock appreciation rights to officers, directors and employees. The Stock Incentive Plan provided for the following types of awards: (a) stock options (both incentive and nonqualified stock options), (b) stock appreciation rights and (c) restricted stock. The 1992 Stock Incentive Plan generally authorized the issuance of awards for up to 2 1/2% of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock were reserved for awards under the Stock Incentive Plan.

The stock options were granted for terms of 10 years and generally became exercisable between one month to five years from the date of grant. Stock options were issued at market value at the date of grant, unless a higher exercise price was established. Since 1993, the Board issued multi-year, multi-priced stock options to senior executives. The exercise price of those option grants ranged in price from the fair market value on the grant date to prices up to 58.7% in excess of the grant date value. Those option grants were intended to cover anticipated grants during the years the grants were scheduled to vest, although the Board had authority to issue additional grants at its discretion. In 1999, premium-priced options were granted with exercise prices ranging from $41.56 to $50.29; none of these options were granted in 2002, 2001 or 2000.

Information with respect to options granted and exercised under the Stock Incentive Plan for the years ended December 31, 2000 and 2001 (the year in which the plan was terminated) is as follows:

--------------------------------------------------------------------------------
                                                                 AVERAGE OPTION
                                                   SHARES       PRICE PER SHARE
--------------------------------------------------------------------------------
Options outstanding at January 1, 2000           4,576,746           $36.56
--------------------------------------------------------------------------------
Granted                                            149,941            21.69
Exercised                                         (117,098)            9.67
Cancelled                                         (754,048)           43.32
--------------------------------------------------------------------------------
Options outstanding at December 31, 2000         3,855,541            35.50
--------------------------------------------------------------------------------
Granted
Exercised
Cancelled                                       (3,855,541)           35.50
--------------------------------------------------------------------------------
Options outstanding at December 31, 2001                 0              N/A
================================================================================

                             THE FINOVA GROUP INC.

From April 1992, the Board of Directors granted performance-based restricted stock to employees. Performance-based restricted stock awards (no shares awarded in 2002, 2001 and 2000) vested generally over five years from the date of grant. The holder of the performance-based restricted stock, like the holder of restricted stock, had the right to receive dividends and vote the target number of shares, but was not permitted to sell, assign, transfer, pledge or otherwise encumber the performance-based restricted stock. All performance-based restricted stock grants since 1992 were based on FINOVA share performance and could have resulted in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares was deemed received on the grant date. Additional vesting over the target was reported as new grants as of the vesting dates. Vestings below target were reported as a forfeiture of amounts below the target number of shares.

The Company applied APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost was recognized for its fixed stock option plans because FINOVA options were granted at or above market price on the date of grant. Vesting criteria for restricted stock were not met in 2001 and 2000. The Company had no unvested restricted stock at December 31, 2001.

With the acquisition of Sirrom Capital Corporation in March 1999, the Board of Directors of FINOVA adopted Sirrom's three existing stock option plans (the "Sirrom Plans"). Each option outstanding under the Sirrom Plans at the time of the acquisition was converted into an option exercisable for 0.1634 shares of FINOVA common stock. No new options were issued under these plans. Options from the Sirrom Plans were not included in the table above. During the year ended December 31, 2000, 13,253 and 85,502 options with a weighted average price of $21.80 were exercised and cancelled, respectively. All the outstanding options under the Sirrom Plans were cancelled on the Effective Date of the Plan.

P. RELATED PARTY

In conjunction with its emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). Terms of the Berkadia Loan are described in Note G "Debt." The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the New Senior Notes were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA's shares outstanding after giving effect to the implementation of the Plan.

Upon entering into a commitment with Berkadia on February 26, 2001, FINOVA paid Berkadia a nonrefundable commitment fee of $60.0 million. An additional $60.0 million funding fee was paid to Berkadia when the Berkadia Loan was made.

In August 2002, in accordance with the Credit Agreement and the Indenture, the Company's Board of Directors, with Berkadia's consent, approved the use of up to $300 million of cash to repurchase New Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings is calculated as the difference between (a) the reduction in interest expense on the New Senior Notes (resulting from the repurchase of such New Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase New Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding New Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last
Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after such repayment. Because it is highly unlikely there will be sufficient funds to fully repay the New Senior Notes at maturity, the Company, if it elects to repurchase additional New Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of FINOVA's Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

In  connection  with  its  reorganization,   FINOVA's  Board  of  Directors  was
reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor's committee. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor's committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the New Senior Notes as long as the outstanding balance of the New Senior Notes is greater than $500 million.

                             THE FINOVA GROUP INC.

FINOVA's business is being operated under a Management Services Agreement with Leucadia, which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the agreement, FINOVA pays Leucadia an annual management fee of $8 million. Additionally, FINOVA reimburses Leucadia personnel for all reasonable out-of-pocket expenses.

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company's creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name                           Position and Background
--------------------------     ---------------------------------------------------------------------------------------------
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

Thomas E. Mara                 Director and Chief Executive  Officer of FINOVA.  Executive Vice President of Leucadia since
                               1980 and Treasurer of Leucadia since 1993.

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

Q. GENERAL AND ADMINISTRATIVE EXPENSES

The following represents a summary of the major components of general and administrative expenses for periods ended:

-----------------------------------------------------------------------------------------------------------------------------
                                        REORGANIZED COMPANY                                   PREDECESSOR COMPANY
                           ----------------------------------------------     -----------------------------------------------
                                                     FOUR MONTHS              EIGHT MONTHS
                             YEAR ENDED                 ENDED                    ENDED                    YEAR ENDED
                           DEC. 31, 2002     %      DEC. 31, 2001     %       AUG. 31, 2001     %       DEC. 31, 2000     %
-----------------------------------------------------------------------------------------------------------------------------
Salaries and employee       $   60,912     56.2%     $   35,431     56.0%      $   60,603     49.9%      $  112,519     58.5%
  benefits
Professional services           17,600     16.2%         14,281     22.6%          28,678     23.6%          30,136     15.7%
Other operating expenses        16,935     15.6%          5,157      8.1%          15,620     12.9%          22,159     11.5%
Occupancy expenses               6,728      6.2%          5,933      9.4%           8,645      7.1%          12,374      6.4%
Depreciation and
  amortization                   3,621      3.4%          1,615      2.6%           4,601      3.8%           7,425      3.9%
Travel and entertainment         2,611      2.4%            855      1.3%           1,785      1.5%          10,837      5.6%
Goodwill amortization (1)                                                           1,621      1.2%          16,300      8.5%
Deferred acquisition cost                                                                                   (19,415)   (10.1)%
-----------------------------------------------------------------------------------------------------------------------------
Total general and
  administrative expense    $  108,407    100.0%     $   63,272    100.0%      $  121,553    100.0%      $  192,335    100.0%
=============================================================================================================================

(1)  Excludes the write down of impaired goodwill of $193.3 million in 2000.

R. OPERATING LEASES

The Company leases various office properties under leases expiring through 2011. As discussed in Note S "Costs Associated with Exit or Disposal Activities," FINOVA has several office leases that it has ceased using or terminated. The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of the lease. As of December 31, 2002, the Company had a liability for terminated leases and office space it has ceased using totaling $9.6 million, which is net of sublease rentals, where applicable.

                             THE FINOVA GROUP INC.

The table below details total minimum future rental payments under operating leases still in place as of December 31, 2002.

            -------------------------------------------------------
            2003                                            $ 6,477
            2004                                              3,966
            2005                                              2,401
            2006                                              1,122
            2007                                              1,122
            Thereafter                                        4,207
            -------------------------------------------------------
            Total minimum future rental payments            $19,295
            =======================================================

Total minimum future rental payments have not been reduced by $4.9 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals of $0.9 million, $0.4 million, $1.7 million and $1.8 million was $6.7 million, $5.9 million, $8.6 million and $12.4 million for the year ended December 31, 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

S. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On December 31, 2002, FINOVA implemented the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which did not have a material impact on the Company's consolidated results of operations and financial position. This statement addresses financial accounting and reporting for costs such as one-time termination benefits, including severance costs and contract termination costs. As a result of the sale of assets, the reduction in workforce and the overall contraction of the Company, FINOVA is currently incurring both types of expenses.

SEVERANCE

All employees are currently entitled to severance benefits under certain circumstances. In accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company had established a full liability for termination benefits when management approved and committed the Company to a plan of termination and formally communicated such plan to its employees ("Commitment Date"). In accordance with SFAS No. 146, the Company must now recognize any additional future liability for termination benefits ratably over the employee's remaining service period. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the timing of liability recognition. SFAS No. 146 spreads recognition of the liability from the Commitment Date to the date of termination, while EITF No. 94-3 recognizes the full liability at the Commitment Date. The provisions of SFAS No. 146 require the liability to be measured on the date the employee received notice based on the fair value of the liability as of the termination date, using a credit-adjusted risk-free rate.

As of December 31, 2002, FINOVA had a severance liability of $8.9 million covering approximately 140 individuals at various levels throughout the Company, including staff and management, which is recorded in the accounts payable and accrued expenses line item of the balance sheet. Severance benefits totaling $11.0 million were paid during 2002.

CONTRACT TERMINATION COSTS

In accordance with SFAS No. 146, a liability shall be recognized and measured at fair value for costs to terminate an operating lease or other contract upon termination and for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company, when the Company ceases using the right conveyed by the contract ("cease-use date"). As a result of the sale of assets and the reduction in the number of employees, FINOVA has several office leases that it has ceased using or terminated (rejected in bankruptcy). The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of certain leases, including its principal executive office in Scottsdale, Arizona, which had been rejected during bankruptcy.

As of December 31, 2002, the Company had a liability for terminated leases and office space it has ceased using totaling $9.6 million, which is reflected in the accounts payable and accrued expense line item of the balance sheet. The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals.

                             THE FINOVA GROUP INC.

T. DISCONTINUED OPERATIONS

Upon emergence from bankruptcy in 2001, net assets of discontinued operations of $322.6 million were reclassified to assets held for sale. This decision reflected management's intention to manage the net assets previously classified as discontinued operations in the same manner as other assets of the Company. Additionally, all former segments of the Company were dissolved and the Company is now managed as one operating unit, with an emphasis on orderly collection of its portfolio.

During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services portfolios. As a result, the Company reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

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

At December 31, 2000, FINOVA had total net assets of discontinued operations of $1.2 billion, which included the following:

--------------------------------------------------------------------------------
                                                                        2000
--------------------------------------------------------------------------------
Financial assets                                                     $1,234,761
Accounts payable and accrued expenses (1)                               (39,776)
Due to clients (2)                                                      (32,762)
--------------------------------------------------------------------------------
Net assets of discontinued operations                                $1,162,223
================================================================================

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

(2) Due to clients represented the amount due to the third party vendors on behalf of FINOVA's customers.

Loss from discontinued operations in the Statements of Consolidated Operations for the eight months ended August 31, 2001 and the year ended December 31, 2000 were as follows:

--------------------------------------------------------------------------------
                                                  EIGHT MONTHS          YEAR
                                                      ENDED            ENDED
                                                  AUG. 31, 2001    DEC. 31, 2000
--------------------------------------------------------------------------------
Total revenues                                      $  61,635        $ 267,819
Total expenses                                        (57,296)        (341,413)
Income tax (expense) benefit                           (1,359)          18,197
--------------------------------------------------------------------------------
Discontinued operations, net of tax                 $   2,980        $ (55,397)
================================================================================

The net loss on disposal of assets for the eight months ended August 31, 2001 and the year ended December 31, 2000 is comprised of the following:

--------------------------------------------------------------------------------
                                                       2001             2000
--------------------------------------------------------------------------------
Net realizable value markdowns                      $ (17,997)       $(347,511)
Goodwill written off                                                  (107,338)
Proceeds in excess of assets sold                                       29,172
Accrued expenses                                                       (62,697)
Income tax benefit                                                     150,663
--------------------------------------------------------------------------------
Net loss on disposal of operations, net of tax      $ (17,997)       $(337,711)
================================================================================

                             THE FINOVA GROUP INC.

U. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the fair value of financial instruments has been developed by FINOVA using market information obtained by the Company and the valuation methodologies described below. Fair value is estimated and defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company and the fair value of debt may be less than the principal amount due on the debt (as is the case with the New Senior Notes). Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, investments, accounts payable and accrued expenses approximate fair value. The Company also has two short-term foreign exchange swap transactions, which are renewable on a monthly basis and approximate their fair value.

The carrying amounts and estimated fair values of FINOVA's financial instruments for the year ended December 31, 2002 are as follows:

--------------------------------------------------------------------------------
                                                       CARRYING       ESTIMATED
                                                        AMOUNT        FAIR VALUE
--------------------------------------------------------------------------------
Balance Sheet - Financial Instruments:
  Loans and other financing contracts                 $2,930,961 (1)  $2,754,507
  Berkadia Loan                                        2,175,000       2,175,000
  Senior Debt                                          2,381,643       1,043,103
--------------------------------------------------------------------------------

(1)  Carrying amount before reserves.

The methods and assumptions used to estimate the fair values of the financial instruments presented in the table are summarized as follows:

LOANS AND OTHER FINANCING CONTRACTS (BEFORE RESERVES). The fair value of loans and other financing contracts was based on their estimated net present value, determined by discounting expected cash flows at risk adjusted market rates for loans of similar credit quality. The carrying amount presented in the table is before the reserve for credit losses, while the estimated fair value takes credit losses into consideration. The process of determining fair value requires the use of estimates regarding expected cash flows and risk adjusted market rates, and actual outcomes may differ from the estimated fair value.

At December 31, 2001, the Company believed the carrying amount of loans and other financing contracts, net of the reserve for credit losses, to approximate its fair value. In conjunction with Fresh-Start Reporting, the entire portfolio was revalued and adjusted to its estimated fair value, primarily determined based upon the present value of expected future cash flows, discounted at risk adjusted market rates for loans of similar credit quality. FINOVA reassessed the carrying amount of assets affected by the events of September 11, and following a detailed portfolio assessment in the fourth quarter of 2001, additional reserves and asset markdowns were recorded. As a result, the Company believed the carrying amount approximated its fair value.

BERKADIA LOAN. At December 31, 2002 and 2001, the Company believed the fair value of the Berkadia Loan (private placement) was equal to its carrying value of $2.175 billion and $4.9 billion, respectively. The Berkadia Loan has a first priority lien on substantially all of FINOVA's assets, including substantially all of its subsidiaries, and as a result, was secured by $1.5 billion and $1.6 billion of collateral in excess of its loan balance at December 31, 2002 and 2001, respectively.

SENIOR DEBT. The New Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2002 and 2001. At December 31, 2002, the fair value of the New Senior Notes was $1.0 billion compared to their carrying amount of $2.4 billion. At December 31, 2001, the fair value of the New Senior Notes was $1.4 billion compared to their carrying amount of $2.5 billion.

                             THE FINOVA GROUP INC.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair values, the values presented have not been updated since December 31, 2002. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

V. LITIGATION AND CLAIMS

LEGAL PROCEEDINGS

FINOVA  is a  party  either  as  plaintiff  or  defendant  to  various  actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts.
Litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the claims noted below, FINOVA believes that any resulting liability from its legal proceedings should not materially affect FINOVA's financial position, results of operations or cash flows. The following claims could have a material adverse impact on FINOVA's financial position, results of operations or cash flow.

If any legal proceedings result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company's financial condition, it does not expect that it can satisfy all its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

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

The Debtors' Third Amended and Restated Joint Plan of Reorganization was confirmed by the Bankruptcy Court and became effective on August 21, 2001, upon consummation of the Berkadia Loan. See Note A "Nature of Operations and Chapter 11 Reorganization" for more information regarding the reorganization proceedings.

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

SECURITIES LITIGATION

All of the stockholder and derivative lawsuits discussed in the Company's Annual Report on FINOVA's Form 10-K for the year ended December 31, 2001 and in other SEC filings have now been settled or dismissed and are no longer pending against the Company, including the dismissal on September 13, 2002 of the BENKLER VS. MILLER and SIRROM PARTNERS VS. FINOVA cases noted in FINOVA's prior SEC filings. FINOVA funded its portion of the settlement amount in 2001 and is released from further liability.

                              THE FINOVA GROUP INC.
                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                  (Dollars in thousands, except per share data)


The following represents the condensed quarterly results for the periods ended:

---------------------------------------------------------------------------------------------
                                              FIRST       SECOND        THIRD       FOURTH
2002:                                        QUARTER      QUARTER      QUARTER      QUARTER
---------------------------------------------------------------------------------------------
Total revenues                              $ 117,517    $  95,522    $  82,740    $  81,220
Interest margin                                (4,838)     (18,964)     (22,465)     (23,683)
Total other (expenses) and revenue             (7,341)      23,095       46,686      129,038
Net (loss) income                             (12,181)       4,129       24,180      105,344
Basic/diluted (loss) income before
  extraordinary item per share                  (0.10)        0.03         0.20         0.87
---------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                 PREDECESSOR COMPANY                REORGANIZED COMPANY
                                      ---------------------------------------    -------------------------
                                                                   TWO MONTHS    ONE MONTH
                                       FIRST         SECOND          ENDED          ENDED          FOURTH
2001:                                 QUARTER        QUARTER        AUG. 31       SEPT. 30        QUARTER
----------------------------------------------------------------------------------------------------------
Total revenues                       $ 259,376      $ 197,650      $ 117,334      $  55,282      $ 136,497
Interest margin                         65,995         12,586           (548)          (887)        (9,718)
Total other (expenses) and
  revenue                             (119,706)      (446,455)      (166,146)      (848,746)      (282,157)
Loss before extraordinary
  item (1)                             (75,746)      (436,464)      (157,390)      (850,047)      (292,253)
Net loss (1)                           (75,746)      (436,464)      (128,640)      (850,047)      (292,253)
Basic/diluted loss before
  extraordinary item per share           (1.24)         (7.15)         (2.22)         (6.97)         (2.39)
----------------------------------------------------------------------------------------------------------

(1) See Note K "Convertible Preferred Securities" and Note T "Discontinued Operations" for the effect of discontinued operations and extraordinary item, respectively.