Form 10-Q
period 2003-03-31
FINOVA GROUP INC
filed 2003-05-13
CIK 883701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2003, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

================================================================================

                              THE FINOVA GROUP INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                   1
          Condensed Consolidated Balance Sheets                                1
          Condensed Statements of Consolidated Operations                      2
          Condensed Statements of Consolidated Cash Flows                      3
          Condensed Statements of Consolidated Stockholders' Equity            4
          Notes to Interim Condensed Consolidated Financial Statements         5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 10
        Special Note Regarding Forward-Looking Statements                     18

Item 3. Quantitative and Qualitative Disclosure About Market Risk             19

Item 4. Controls and Procedures                                               19

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      20

Signatures                                                                    21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              THE FINOVA GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         MARCH 31, 2003    DECEMBER 31, 2002
                                                           (UNAUDITED)         (AUDITED)
                                                           -----------        -----------
ASSETS
Cash and cash equivalents                                  $   494,982        $   575,215
FINANCING ASSETS:
Loans and other financing contracts, net                     2,413,942          2,655,724
Direct financing leases                                        244,413            263,826
Leveraged leases                                               183,294            182,410
                                                           -----------        -----------
Total financing assets                                       2,841,649          3,101,960
Reserve for credit losses                                     (456,019)          (540,268)
                                                           -----------        -----------
Net financing assets                                         2,385,630          2,561,692
                                                           -----------        -----------
OTHER FINANCIAL ASSETS:
Operating leases                                               103,577            111,826
Assets held for sale                                            94,898            393,125
Assets held for the production of income                        43,189             67,867
Investments                                                     15,498             21,641
                                                           -----------        -----------
Total other financial assets                                   257,162            594,459
                                                           -----------        -----------
TOTAL FINANCIAL ASSETS                                       2,642,792          3,156,151
Other assets                                                    23,797             27,642
                                                           -----------        -----------
                                                           $ 3,161,571        $ 3,759,008
                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Berkadia Loan                                              $ 1,525,000        $ 2,175,000
Senior Notes - (principal amount due of $3.07 billion)       2,389,999          2,381,643
                                                           -----------        -----------
Total debt                                                   3,914,999          4,556,643
Accounts payable and accrued expenses                          187,674            156,338
Deferred income taxes, net                                      16,762             16,776
                                                           -----------        -----------
TOTAL LIABILITIES                                            4,119,435          4,729,757
                                                           -----------        -----------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 400,000,000 shares
  authorized and 125,873,000 shares issued                       1,259              1,259
Additional capital                                              53,233             53,233
Accumulated deficit                                         (1,008,074)        (1,020,828)
Accumulated other comprehensive loss                            (3,746)            (3,877)
Common stock in treasury, 3,832,000 shares                        (536)              (536)
                                                           -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                    (957,864)          (970,749)
                                                           -----------        -----------
                                                           $ 3,161,571        $ 3,759,008
                                                           ===========        ===========

        SEE NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------
                                              2003             2002
                                          -------------    -------------
REVENUES:
Interest income                           $      49,441    $      80,837
Rental income                                     7,993           10,136
Operating lease income                           12,103           12,202
Fees and other income                            11,174           14,342
                                          -------------    -------------
TOTAL REVENUES                                   80,711          117,517
Interest expense                                (83,694)        (112,290)
Operating lease and other depreciation           (8,174)         (10,065)
                                          -------------    -------------
INTEREST MARGIN                                 (11,157)          (4,838)
                                          -------------    -------------
OTHER REVENUES AND (EXPENSES):
Provision for credit losses                      53,999           25,184
Net (loss) gain on financial assets              (3,142)             968
Portfolio expenses                              (10,524)          (8,025)
General and administrative expenses             (16,422)         (25,468)
                                          -------------    -------------
TOTAL OTHER REVENUES AND (EXPENSES)              23,911           (7,341)
                                          -------------    -------------
Income (loss) before income taxes                12,754          (12,179)
Income tax expense                                                    (2)
                                          -------------    -------------
NET INCOME (LOSS)                         $      12,754    $     (12,181)
                                          =============    =============
Basic/diluted earnings (loss) per share   $        0.10    $       (0.10)
                                          =============    =============
Weighted average shares outstanding         122,041,000      122,041,000
                                          =============    =============

        SEE NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                  2003             2002
                                                               -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)                                            $    12,754      $   (12,181)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
    Provision for credit losses                                    (53,999)         (25,184)
    Net cash gain on disposal of financial assets                  (18,560)         (26,369)
    Net non-cash charge-offs of financial assets                    21,702           25,401
    Depreciation and amortization                                    8,956           10,944
    Deferred income taxes, net                                         (14)           3,634
    Other amortization                                               4,069           (2,699)
  Change in assets and liabilities:
    Decrease (increase) in other assets                              3,063             (299)
    Increase in accounts payable and accrued expenses               31,502           17,816
                                                               -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     9,473           (8,937)
                                                               -----------      -----------
INVESTING ACTIVITIES:
  Proceeds from disposals of leases and other owned assets          29,355           12,455
  Proceeds from sales of investments                                 3,669          130,310
  Proceeds from sales of financial assets                          180,926              716
  Collections from financial assets                                429,220          821,300
  Fundings under existing customer commitments                    (108,221)        (319,669)
  Recoveries of loans previously written off                        25,345           13,132
                                                               -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          560,294          658,244
                                                               -----------      -----------
FINANCING ACTIVITIES:
  Repayments of Berkadia Loan                                     (650,000)      (1,000,000)
                                                               -----------      -----------
NET CASH USED BY FINANCING ACTIVITIES                             (650,000)      (1,000,000)
                                                               -----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS                              (80,233)        (350,693)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                    575,215        1,027,241
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                      $   494,982      $   676,548
                                                               ===========      ===========

        SEE NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
            CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                                                                               OTHER        COMMON         TOTAL
                                                     COMMON     ADDITIONAL   ACCUMULATED   COMPREHENSIVE   STOCK IN    STOCKHOLDERS'
                                                      STOCK       CAPITAL      DEFICIT     INCOME (LOSS)   TREASURY       EQUITY
                                                    ---------    ---------   -----------   -------------   ---------    -----------
BALANCE, JANUARY 1, 2002                            $   1,259    $  16,928   $(1,142,300)    $   4,080     $    (536)   $(1,120,569)
                                                    ---------    ---------   -----------     ---------     ---------    -----------
Comprehensive income:
  Net income                                                                     121,472                                    121,472
  Net change in unrealized holding gains (losses)                                              (10,743)                     (10,743)
  Net change in foreign currency translation                                                     2,786                        2,786
                                                                                                                        -----------
     Comprehensive income                                                                                                   113,515
                                                                                                                        -----------
Benefits realized from pre-confirmation NOLs                        36,029                                                   36,029
Other                                                                  276                                                      276
                                                    ---------    ---------   -----------     ---------     ---------    -----------
BALANCE, DECEMBER 31, 2002                              1,259       53,233    (1,020,828)       (3,877)         (536)      (970,749)
                                                    ---------    ---------   -----------     ---------     ---------    -----------
Comprehensive income:
  Net income                                                                      12,754                                     12,754
  Net change in unrealized holding gains (losses)                                                  111                          111
  Net change in foreign currency translation                                                        20                           20
                                                                                                                        -----------
     Comprehensive income                                                                                                    12,885
                                                    ---------    ---------   -----------     ---------     ---------    -----------
BALANCE, MARCH 31, 2003                             $   1,259    $  53,233   $(1,008,074)    $  (3,746)    $    (536)   $  (957,864)
                                                    =========    =========   ===========     =========     =========    ===========

        SEE NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              THE FINOVA GROUP INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                        (DOLLARS IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

A. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Capitalized terms not defined herein are used as defined in the Form 10-K.

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

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

GOING CONCERN

FINOVA has a substantial negative net worth and it is highly unlikely that the Company will be able to repay its Senior Notes in their entirety at maturity in November 2009. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company's ability to realize the value of its portfolio. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's independent public accountants qualified their report on the Company's 2002, 2001 and 2000 financial statements due to concerns regarding the Company's ability to continue as a going concern.

B. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of Fresh-Start Reporting adjustments, the reserve for credit losses and measurement of impairment. Other estimates include selection of appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

For a listing of the Company's significant accounting policies, see Note B "Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATION POLICY FOR INTERIM REPORTING

The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital and its subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

C. TOTAL FINANCIAL ASSETS

Total financial assets represents the Company's portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of March 31, 2003 and December 31, 2002, the carrying amount of total financial assets (before reserve for credit losses) was $3.1 billion and $3.7 billion, respectively.

To date, the asset liquidation process has resulted in significant reductions in size of many of the Company's niche portfolios. As a result, these portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine and rediscount) have been combined in the table below. The resort, transportation and specialty real estate portfolios will continue to be reported separately.

The following table details the composition and carrying amounts of the Company's total financial assets at March 31, 2003:

                              REVENUE       REVENUE      NONACCRUING   NONACCRUING      OWNED        TOTAL
                              ACCRUING      ACCRUING       IMPAIRED      LEASES       ASSETS &     FINANCIAL
                               ASSETS       IMPAIRED        LOANS        & OTHER     INVESTMENTS     ASSETS          %
                            -----------    -----------   -----------   -----------   -----------   -----------    ------
Resort                      $   902,421    $    34,697   $    85,736   $    22,988   $     3,500   $ 1,049,342      33.9
Transportation                                 294,593       133,480        52,539       143,237       623,849      20.1
Specialty Real Estate           401,199                       88,290         2,887                     492,376      15.9
All Other Portfolios (1)        148,958        154,697       572,791        41,271        15,527       933,244      30.1
                            -----------    -----------   -----------   -----------   -----------   -----------    ------
TOTAL FINANCIAL ASSETS      $ 1,452,578    $   483,987   $   880,297   $   119,685   $   162,264   $ 3,098,811     100.0
Reserve for credit losses                                                                             (456,019)
                            -----------    -----------   -----------   -----------   -----------   -----------
TOTAL (2)                                                                                          $ 2,642,792
                                                                                                   ===========

----------
NOTES:

(1) During the first quarter of 2003, the Company completed the sale of rediscount assets with a carrying amount of $188.8 million for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a $4.4 million gain.
(2)  Excludes $117.6 million of assets sold that the Company manages.

Since FINOVA's total financial assets are concentrated in certain specialized industries (transportation and resort), the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk of economic events affecting the industries of those borrowers and their affiliates.

At March 31, 2003, the Company's transportation portfolio consisted of the following aircraft:

                                                   NUMBER OF                                    APPROXIMATE
Aircraft Type                                      AIRCRAFT      PASSENGER       CARGO       AVERAGE AGE (YEARS)
-------------                                      --------      ---------       -----       -------------------
Airbus 300                                             8              4             4                13
Boeing 727                                            34              9            25                25
Boeing 737                                            33             33                              19
Boeing 747                                            15              8             7                21
Boeing 757                                             9              9                              10
Boeing 767                                             1              1                              16
McDonnell Douglas DC 8 and DC 9                       33             24             9                30
McDonnell Douglas DC 10                               19              8            11                24
McDonnell Douglas MD series                           30             30                              17
Regional jets, corporate aircraft and turbo props     46             43             3                12
                                                    ----           ----          ----              ----
Total                                                228            169            59                20
                                                    ====           ====          ====              ====

At March 31, 2003, 78 aircraft with a carrying value of $349.8 million were operated by U.S. domiciled carriers and 76 aircraft with a carrying value of $211.1 million were operated by foreign carriers. Additionally, 74 aircraft with a carrying value of $38.8 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe. Some of these off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due and future cash flows are difficult to project. FINOVA's railroad portfolio (all domestic) and other transportation equipment had a carrying value of $24.1 million at March 31, 2003.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At March 31, 2003, the carrying amount of the resort portfolio by state was as follows:

                                                            CARRYING
                                                             AMOUNT         %
                                                           ----------    ------
Florida                                                    $  271,736      25.9%
California                                                    154,080      14.7%
Hawaii                                                        130,596      12.4%
Arizona                                                       114,756      10.9%
Nevada                                                        106,516      10.2%
Other (less than 10%)                                         271,658      25.9%
                                                           ----------    ------
Total                                                      $1,049,342     100.0%
                                                           ==========    ======

An analysis of nonaccruing assets included in total financial assets is as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                       ----------    ----------
Contracts                                              $  961,009    $1,345,191
Repossessed assets                                         38,973        48,041
                                                       ----------    ----------
Total nonaccruing assets                               $  999,982    $1,393,232
                                                       ----------    ----------
Nonaccruing assets as a percentage of total
  financial assets (before reserves)                         32.3%         37.7%
                                                       ==========    ==========

Accounts classified as nonaccruing were $1.0 billion or 32.3% of total financial assets (before reserves) at March 31, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to asset sales (including the first quarter rediscount sale), collections, write-offs and the return of certain assets to accruing status following demonstration of sustained performance.

At March 31, 2003, total financial assets included $94.9 million of assets held for sale, down $298.2 million from December 31, 2002. The decrease was due to $200.4 million of asset sales (primarily rediscount assets), $54.3 million of assets no longer being held for sale and reclassified to loans, net runoff of $37.0 million and markdowns of $6.5 million.

D. RESERVE FOR CREDIT LOSSES

The following table presents the balances and changes to the reserve for credit losses:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2003            2002
                                                     -----------    -----------
Balance, beginning of year                           $   540,268    $ 1,019,878
Provision for credit losses                              (53,999)       (25,184)
Write-offs                                               (55,583)       (47,803)
Recoveries                                                25,345         13,132
Other                                                        (12)            49
                                                     -----------    -----------
Balance, end of period                               $   456,019    $   960,072
                                                     ===========    ===========

For the three months ended March 31, 2003, the Company recorded a $54.0 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2003           2002
                                                       --------       --------
Reserves on impaired assets                            $381,694       $438,172
Other reserves                                           74,325        102,096
                                                       --------       --------
Reserve for credit losses                              $456,019       $540,268
                                                       ========       ========

At March 31, 2003, the total carrying amount of impaired loans and leases was $1.4 billion, of which $484.0 million were revenue accruing. The Company has established impairment reserves of $381.7 million related to $961.2 million of nonaccruing and impaired assets. At December 31, 2002, the total amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. The impairment reserve at December 31, 2002 totaled $438.2 million related to $1.2 billion of nonaccruing and impaired assets.

Reserves on impaired assets decreased due to write-offs (primarily associated with the repossession of aircraft), a modest improvement in pay-off and collection experience on certain assets previously reserved and the Company's application of cash received on nonaccruing assets, reducing the impairment reserves on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of asset sales, portfolio runoff, changes in historical loss experience and reclassification of previously unimpaired assets to impaired status.

E. DEBT

A summary of the Company's total debt outstanding is as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        2003           2002
                                                     -----------    -----------
Berkadia Loan                                        $ 1,525,000    $ 2,175,000
Senior Notes:
  Principal                                            3,067,949      3,067,949
  Discount for Fresh-Start Reporting                    (677,950)      (686,306)
                                                     -----------    -----------
Total Senior Notes                                     2,389,999      2,381,643
                                                     -----------    -----------
Total debt                                           $ 3,914,999    $ 4,556,643
                                                     ===========    ===========

During the first quarter of 2003, prepayments of the Berkadia Loan totaled $650 million, and subsequently, the Company has repaid an additional $225 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $1.3 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

At March 31, 2003, the Senior Notes are reflected in the Company's balance sheet net of a remaining $677.9 million unamortized discount, which was originally recorded with the adoption of Fresh-Start Reporting upon emergence from chapter
11. The recorded book value of the Senior Notes is scheduled to increase to $3.07 billion over time through amortization of the discount as interest expense. The Company is obligated to repay the full $3.07 billion principal amount of the Senior Notes.

F. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

                                                                       CONTRACT
                                                      TERMINATION    TERMINATION
                                                       BENEFITS         COSTS
                                                      -----------    -----------
Balance, beginning of year                              $ 8,878        $ 9,581
Payments                                                 (2,792)        (1,802)
Net additions                                               394
                                                        -------        -------
Balance, end of period                                  $ 6,480        $ 7,779
                                                        =======        =======

As of March 31, 2003, FINOVA had an outstanding liability for termination benefits of $6.5 million covering approximately 103 individuals at various levels throughout the Company, including staff and management. During the first quarter of 2003, the Company paid termination benefits of $2.8 million. On December 31, 2002, the Company implemented the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and must now recognize all future liability for termination benefits ratably over the employee's remaining service period. Accordingly, the Company recorded a net charge of $0.4 million during the first quarter of 2003 for individuals notified during the quarter of their pending termination.

As of March 31, 2003, the remaining liability for contract termination costs related to office leases totaled $7.8 million. The decrease since December 31, 2002 was due to the payment of scheduled lease rentals and termination costs, partially offset by sublease income.

G. INCOME TAXES

For the three months ended March 31, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company's concern regarding its ability to utilize deferred tax assets generated from losses in prior periods. The reasons the Company may not be able to utilize all the deferred tax assets include uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty about the timing of the reversal of deferred tax liabilities. As of March 31, 2003, the Company had federal net operating losses of $965 million available for carryforward.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Capitalized terms not defined herein are used as defined in the Form 10-K.

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA, a financial services holding company, is a Delaware corporation, incorporated in 1991. Through FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA's business is being operated under a Management Services Agreement with Leucadia National Corporation ("Leucadia"), which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian
M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas
E. Mara). FINOVA Capital has been in operation since 1954.

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

RECENT DEVELOPMENTS

During the first quarter of 2003, repayments of the Berkadia Loan totaled $650 million, and subsequently, the Company has repaid an additional $225 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $1.3 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

During the first quarter of 2003, the Company completed the sale of rediscount assets with a carrying amount of $188.8 million for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a $4.4 million gain.

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

FINOVA's process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company's customers and FINOVA's collateral. In addition, assumptions are sometimes necessary concerning the customer's ability to obtain full refinancing of balloon obligations or residuals at maturity. Commercial lenders are conservative regarding advance rates and interest margin requirements have increased. As a result, the Company's cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

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

Since 2001, the Company's portfolio assessments have identified significant impairment within its transportation portfolio, resulting in markdowns and reserves. The current state of the aircraft industry includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

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

RESERVE FOR CREDIT  LOSSES.  The reserve for credit losses  represents  FINOVA's estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of March 31, 2003 and December 31, 2002, the reserve for credit losses totaled $456.0 million and $540.3 million, respectively.

OWNED ASSETS. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA's typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If actual results differ from the estimates used to determine impairment, additional markdowns may be necessary, impacting financial condition and results from operations. As of March 31, 2003 and December 31, 2002, owned assets totaled $146.8 million and $179.7 million, or 4.7% and 4.9% of total financial assets (before reserves), respectively.

ASSETS HELD FOR SALE. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of March 31, 2003 and December 31, 2002, assets held for sale totaled $94.9 million and $393.1 million, or 3.1% and 10.6% of total financial assets (before reserves), respectively.

NONACCRUING ASSETS. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals at maturity and FINOVA's ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of March 31, 2003 and December 31, 2002, $1.0 billion and $1.4 billion, or 32.3% and 37.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

FRESH-START  REPORTING.  Upon  emergence  from  chapter 11, the Company  adopted
Fresh-Start Reporting, which resulted in material adjustments to the carrying amounts of the Company's assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. If the underlying transactions are classified as nonaccruing, amortization ceases. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount to the Senior Notes is amortized as additional interest expense over the term of the notes and the liability recorded on the Reorganized Company's balance sheet increases in an amount equal to such amortization. In the event that any Senior Notes are repurchased and extinguished, as occurred in 2002, the unamortized fresh-start adjustment related to those notes is recorded as an offset to any gain recognized from extinguishment of the debt. Although the recorded balance is net of the unamortized discount, the Company's repayment obligation is the principal amount, which was $3.07 billion at March 31, 2003. Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the principal amount of the Senior Notes at maturity.

The adjustments relating to the adoption of Fresh-Start Reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company's debt securities shortly after emergence, which were determined prior to September 11, 2001. Changes to estimated cash flows could further impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles in the U.S. do not permit additional fair value adjustments to the Senior Notes after the initial Fresh-Start Reporting date, including those that would have resulted from the impact of September 11.

RESULTS OF OPERATIONS

                                                  THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------
                                                 2003        2002       CHANGE
                                               --------    --------    --------
                                                    (Dollars in thousands)
Interest margin                                $(11,157)   $ (4,838)   $ (6,319)
Provision for credit losses                      53,999      25,184      28,815
Net (loss) gain on financial assets              (3,142)        968      (4,110)
Portfolio expenses                              (10,524)     (8,025)     (2,499)
General and administrative expenses             (16,422)    (25,468)      9,046
Income tax expense                                               (2)          2
                                               --------    --------    --------
Net income (loss)                              $ 12,754    $(12,181)   $ 24,935
                                               ========    ========    ========

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME (LOSS). For the three months ended March 31, 2003, the Company reported net income of $12.8 million compared to a net loss of $12.2 million for the three months ended March 31, 2002. The results for 2003 included a $54.0 million negative provision for credit losses, partially offset by a negative interest margin of $11.2 million, a net loss on financial assets of $3.1 million, portfolio expenses of $10.5 million and general administrative expenses of $16.4 million. In general, the net income in 2003 was attributable to somewhat better than anticipated realization on FINOVA's asset portfolios, with the exception of its transportation assets, which have continued to deteriorate consistent with the aircraft industry as a whole. The $12.2 million loss for 2002 was primarily the result of a $4.8 million negative interest margin, portfolio expenses of $8.0 million and general and administrative expenses of $25.5 million, partially offset by a $25.2 million negative provision for credit losses and a $1.0 million net gain on financial assets.

INTEREST MARGIN. For the three months ended March 31, 2003, interest margin declined $6.3 million to a negative $11.2 million. The negative margin is primarily due to a significantly lower level of earning assets than outstanding debt and increasing cost of funds. The reduction in earning assets was due to the continuing collection or sale of the portfolio, valuation adjustments, reduced funding requirements on existing customer commitments and reclassification of earning assets to nonaccruing status. Also impacting the negative interest margin is the trend in the aggregate cost of funds, which has increased to 7.75% for the three months ended March 31, 2003 from 6.67% for the same period in 2002. The cost of debt is expected to increase as the lower cost Berkadia Loan (LIBOR plus 2.25%) is repaid and the higher cost Senior Notes (7.5% stated rate and 10.83% aggregate fixed cost including fresh-start discount amortization) becomes a higher percentage of outstanding debt. Partially offsetting  the  negative  interest  margin  trend  has been a recent  return to earning status of certain assets following demonstration of sustained performance and the partial recognition of suspended income upon the payoff and collection of certain nonaccruing assets.

PROVISION FOR CREDIT LOSSES. For the three months ended March 31, 2003, the Company recorded a $54.0 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. In addition, the Company's income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for Fresh-Start Reporting. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $25.2 million negative provision for credit losses in 2002 was recorded following the Company's detailed assessment of estimated inherent losses in its portfolio, which indicated a slight improvement in estimated cash collections.

The pace of collections and account payoffs has been somewhat faster than expected. In most portfolios, with the exception of transportation, amounts collected have, to a certain extent, exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

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

NET LOSS ON FINANCIAL ASSETS. The Company realized a net loss on financial assets of $3.1 million for the three months ended March 31, 2003 compared to a net gain of $1.0 million for the three months ended March 31, 2002. Significant components of the net loss for 2003 consisted of a $20.1 million net markdown of owned assets within the transportation portfolio, partially offset by a net gain of $4.4 million realized on the rediscount asset sale and net gains resulting from collections and individual asset sales exceeding the carrying amounts of those assets. The net loss on the transportation portfolio resulted from the Company's revised estimate of future cash flows expected to be realized through the operation or sale of its aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company's portfolio, the Company reduced cash flows expected to be received on certain aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company's aircraft are of older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimates of future cash flows expected from its aircraft portfolio, resulting in an increased level of impairment losses.

The $1.0 million net gain for the three months ended March 31, 2002 included $29.1 million of gains offset by $28.1 million of additional losses. The most significant item was a $6.7 million gain realized on the sale of investments during the first quarter of 2002.

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

PORTFOLIO EXPENSES. For the three months ended March 31, 2003, portfolio expenses totaled $10.5 million compared to $8.0 million for 2002. The increase was primarily attributable to FINOVA's transportation portfolio, which incurred expenses of $7.5 million for the three months ended March 31, 2003 compared to $3.6 million in 2002. This increase is directly related to the large number of off-lease aircraft and includes the cost of storing, maintaining and preparing certain of these aircraft for potential return to service. Partially offsetting this increase was a decrease in expenses pertaining to the remainder of the asset portfolios, resulting from a reduction in portfolio size and the timing of certain expenses anticipated in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $9.0 million to $16.4 million for the three months ended March 31, 2003. The decrease was primarily due to $6.1 million of cost savings resulting from staffing and office occupancy reductions (276 employees at March 31, 2003 compared to 441 at March 31, 2002). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

INCOME TAX EXPENSE. For the three months ended March 31, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company's concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of March 31, 2003, the Company had federal net operating losses of $965 million available for carryforward.

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

At March 31, 2003, the Senior Notes are reflected in the Company's balance sheet net of a remaining $677.9 million unamortized discount, which was originally recorded with the adoption of Fresh-Start Reporting upon emergence from chapter

11. The recorded book value of the Senior Notes is scheduled to increase to $3.07 billion over time through amortization of the discount as interest expense. The Company is obligated to repay the full $3.07 billion principal amount of the Senior Notes.

During the first quarter of 2003, repayments of the Berkadia Loan totaled $650 million, and subsequently, the Company has repaid an additional $225 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $1.3 billion as of the filing of this report. The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales. There can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

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

BASED ON THE COMPANY'S CURRENT FINANCIAL CONDITION, IT IS HIGHLY UNLIKELY THAT THERE WILL BE FUNDS AVAILABLE TO FULLY REPAY THE OUTSTANDING PRINCIPAL ON THE SENIOR NOTES AT MATURITY, AND AS A RESULT, THERE WILL NOT BE A RETURN TO THE COMPANY'S STOCKHOLDERS. The Company has a negative net worth of $957.9 million as of March 31, 2003 ($1.6 billion if the Senior Notes are considered at their principal amount due); the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company; much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, THE COMPANY BELIEVES THAT INVESTING IN FINOVA'S DEBT AND EQUITY SECURITIES INVOLVES A HIGH LEVEL OF RISK TO THE INVESTOR.

In August 2002, in accordance with the Company's debt agreements, FINOVA's Board of Directors, with Berkadia's consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia's consent, FINOVA and Berkadia agreed that they would share equally in the "Net Interest Savings" resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the Senior Notes (resulting from the repurchase of such Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding Senior Notes (a "Note Interest Payment Date"), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after that repayment. Because it is highly unlikely there will be sufficient funds to repay the Senior Notes at maturity, the Company, if it elects to repurchase additional Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the "Special Committee" of FINOVA's Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During 2002, the Company repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. There can be no assurance that the Company will repurchase any additional Senior Notes or that additional Senior Notes will become available at an acceptable price.

OBLIGATIONS AND COMMITMENTS. The following is a listing of FINOVA's significant contractual obligations and contingent commitments at March 31, 2003 and December 31, 2002. A detailed repayment schedule has not been provided because the Company's most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

                                                             MARCH 31, 2003              DECEMBER 31, 2002
                                                       --------------------------    --------------------------
OBLIGATIONS AND COMMITMENTS                            CONTRACTUAL    CONTINGENT     CONTRACTUAL    CONTINGENT
---------------------------                            -----------    -----------    -----------    -----------
                                                                       (Dollars in thousands)
Berkadia Loan                                          $ 1,525,000    $              $ 2,175,000    $
Management Services Agreement                               62,000                        64,000
Senior Notes                                             3,067,949                     3,067,949
Contingent interest on Senior Notes                                        94,313                        94,313
Unfunded customer commitments                                             341,016                       568,267
Nonrecourse debt associated with the leveraged lease
portfolio                                                  962,106                       990,908
Lease obligations                                           23,182                        25,878
                                                       -----------    -----------    -----------    -----------
                                                       $ 5,640,237    $   435,329    $ 6,323,735    $   662,580
                                                       ===========    ===========    ===========    ===========

Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. All unpaid principal and accrued interest are due at maturity on August 20, 2006. In addition to amounts included in the table, FINOVA is obligated to pay Berkadia 50% of the Net Interest Savings, resulting from the Senior Note repurchases noted above. Based on interest rates in effect as of March 31, 2003, 50% of the Net Interest Savings for repurchases to date is estimated to be approximately $6.0 million per year. The Net Interest Savings will fluctuate with changes in interest rates and would change if additional Senior Notes are repurchased.

FINOVA's business is being operated under a Management Services Agreement with Leucadia, which expires in 2011. FINOVA pays Leucadia an annual management fee of $8.0 million, paid quarterly in advance.

Principal repayments of the Senior Notes, other than repurchases approved by Berkadia and the Company's Board of Directors, cannot commence until the Berkadia Loan is paid in full and is contingent on the availability of excess cash. Contingent interest cannot commence until the Senior Notes are paid in full. Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity in November 2009 or to pay any contingent interest through its expiration in 2016.

Unfunded customer commitments (primarily unused lines of credit) have declined from $568.3 million at December 31, 2002 to $341.0 million at March 31, 2003, primarily due to the elimination of outstanding commitments associated with the rediscount assets sold during the first quarter of 2003 and the termination and/or expiration of other outstanding committed lines of credit. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with accuracy what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below the commitment amounts.

The nonrecourse debt associated with leveraged leases represents principal amounts due to third party lenders under lease arrangements. Nonrecourse debt declined to $962.1 million during the first quarter of 2003, primarily due to scheduled principal payments.

Lease obligations represent the total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $23.2 million during the first quarter of 2003, primarily due to scheduled rent payments.

COLLECTION OF THE PORTFOLIO. As noted previously, the Company's current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company will consider the sale of certain portfolios if buyers can be found at acceptable prices. Due to restrictions contained in FINOVA's debt agreements as well as its general inability to access capital in the public and private markets, the Company's only viable source of cash flow is from the collection of its portfolio. The following table presents the activity in total financial assets, net of the reserve for credit losses for the quarter ended March 31, 2003:

                                                                    (Dollars in
                                                                     thousands)
                                                                    -----------
TOTAL FINANCIAL ASSETS AT DECEMBER 31, 2002                         $ 3,156,151

CASH ACTIVITY:
Fundings under outstanding customer commitments                         108,221
Collections and proceeds from financial assets                         (649,955)
                                                                    -----------
Net cash flows                                                         (541,734)
                                                                    -----------
NON-CASH ACTIVITY:
Reversal of provision for credit losses                                  53,999
Net charge-offs of financial assets                                     (21,868)
Other non-cash activity                                                  (3,756)
                                                                    -----------
Net non-cash activity                                                    28,375
                                                                    -----------
TOTAL FINANCIAL ASSETS AT MARCH 31, 2003                            $ 2,642,792
                                                                    ===========

Total financial assets, net of the reserve for credit losses, declined to $2.6 billion at March 31, 2003, down from $3.2 billion at December 31, 2002. During the first quarter of 2003, net cash flow from the portfolio totaled $541.7 million, while non-cash activity resulted in a $28.4 million increase in net financial assets. Components of net cash flow included $454.5 million from collections on financial assets (including recoveries), $195.4 million from the sale of assets (excluding cash gains), offset by $108.2 million of fundings under outstanding customer commitments. Collections on financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA's asset portfolio and the higher level of nonaccruing assets in the remaining portfolio, prepayment levels as well as scheduled amortization are expected to decline over time. Non-cash activity included the reversal of $54.0 million of provision for credit losses, offset by a $21.9 million reduction related to markdowns of owned assets and just over $3.7 million of other non-cash activity, primarily operating lease depreciation offset by fresh-start accretion.

FINOVA's reserve for credit losses decreased to $456.0 million at March 31, 2003 from $540.3 million at December 31, 2002. At March 31, 2003, the total carrying amount of impaired loans and leases was $1.4 billion, of which $484.0 million were revenue accruing. The Company has established impairment reserves of $381.7 million related to $961.2 million of nonaccruing and impaired assets. At December 31, 2002, the total amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. The impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of nonaccruing and impaired assets.

Reserves on impaired assets decreased due to write-offs (primarily associated with the repossession of aircraft), improvement in pay-off and collection experience on certain assets previously reserved and the Company's application of cash received on nonaccruing assets, reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets, decreased primarily as a result of asset sales, portfolio runoff, changes in historical loss experience and reclassification of previously unimpaired assets to impaired status.

Accounts classified as nonaccruing were $1.0 billion or 32.3% of total financial assets (before reserves) at March 31, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to asset sales (including the first quarter rediscount sale), cash collections, write-offs and the return of certain assets to accruing status following demonstration of sustained performance.

Nonaccruing assets continue to be affected by the Company's concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due at maturity. The current economic climate has resulted in a general reduction of operating cash flow for the typical FINOVA borrower and in more conservative industry wide lending practices. As a result, FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA's ability or willingness to continue to extend credit to these borrowers may be affected by its restricted access to the capital markets and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed in the sections of this report captioned "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
     Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. However, the Company continues to reduce its workforce, consolidate its operations and outsource certain functions. Accordingly, responsibility for administration, management and review of many of the Company's assets has transitioned among FINOVA's remaining personnel. Management has supervised these transitions and has implemented procedures designed to provide effective controls and processes during and after this transition. The Company will continue to assess the efficacy of these procedures in subsequent periods.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


                                        THE FINOVA GROUP INC.
                                        (Registrant)

Dated: May 12, 2003                     By: /s/ Stuart A. Tashlik
                                            ------------------------------------
                                            Stuart A. Tashlik, Senior Vice
                                            President, Chief Financial Officer
                                            Principal Financial and Accounting
                                            Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003                       /s/ Thomas E. Mara
                                        ------------------------------
                                        Thomas E. Mara
                                        Chief Executive Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                      /s/ Stuart A. Tashlik
                                        ------------------------------
                                        Stuart A. Tashlik
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

     99.1           Certification  of the Chief  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2           Certification  of the Chief  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.