Form 10-Q
period 2003-06-30
FINOVA GROUP INC
filed 2003-08-12
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes  ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2003, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I                 FINANCIAL INFORMATION

Item 1.                     Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$578,602	$575,215
Financing Assets:
Loans and other financing contracts, net	1,999,406	2,655,724
Direct financing leases	209,709	263,826
Leveraged leases	178,050	182,410
Total financing assets	2,387,165	3,101,960
Reserve for credit losses	(359,222)	(540,268)
Net financing assets	2,027,943	2,561,692
Other Financial Assets:
Operating leases	100,499	111,826
Assets held for sale	84,946	393,125
Assets held for the production of income	33,689	67,867
Investments	16,119	21,641
Total other financial assets	235,253	594,459
Total Financial Assets	2,263,196	3,156,151
Other assets	21,895	27,642
	$2,863,693	$3,759,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$1,200,000	$2,175,000
Senior Notes - (principal amount due of $3.07 billion)	2,399,117	2,381,643
Total debt	3,599,117	4,556,643
Accounts payable and accrued expenses	123,671	156,338
Deferred income taxes, net	2,797	16,776
Total Liabilities	3,725,585	4,729,757

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	75,779	53,233
Accumulated deficit	(935,860)	(1,020,828)
Accumulated other comprehensive loss	(2,534)	(3,877)
Common stock in treasury, 3,832,000 shares	(536)	(536)
Total Stockholders’ Equity	(861,892)	(970,749)
	$2,863,693	$3,759,008

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Revenues:
Interest income	$49,949	$62,586	$99,390	$143,423
Rental income	8,331	11,037	16,324	21,173
Operating lease income	12,398	10,957	24,501	23,159
Fees and other income	8,667	10,942	19,841	25,284
Total Revenues	79,345	95,522	160,056	213,039
Interest expense	(80,389)	(103,782)	(164,083)	(216,072)
Operating lease and other depreciation	(7,664)	(10,704)	(15,838)	(20,769)
Interest Margin	(8,708)	(18,964)	(19,865)	(23,802)

Other Revenues and (Expenses):
Provision for credit losses	69,574	128,834	123,573	154,018
Net gain (loss) on financial assets	35,514	(64,527)	32,372	(63,559)
Portfolio expenses	(8,005)	(13,580)	(18,529)	(21,555)
General and administrative expenses	(16,161)	(27,632)	(32,583)	(53,150)
Total Other Revenues and (Expenses)	80,922	23,095	104,833	15,754

Income (loss) before income taxes	72,214	4,131	84,968	(8,048)
Income tax expense		(2)		(4)
Net (Income) Loss	$72,214	$4,129	$84,968	$(8,052)

Basic/diluted earnings (loss) per share	$0.59	$0.03	$0.70	$(0.07)

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income (loss)	$84,968	$(8,052)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for credit losses	(123,573)	(154,018)
Net cash gain on disposal of financial assets	(50,887)	(57,543)
Net non-cash charge-offs of financial assets	18,515	121,102
Depreciation and amortization	17,525	22,537
Deferred income taxes, net	6,608	3,335
Other amortization	1,201	(4,226)
Change in assets and liabilities:
Decrease in other assets	4,664	17,383
Decrease in accounts payable and accrued expenses	(29,775)	(45,018)
Net Cash Used by Operating Activities	(70,754)	(104,500)

Investing Activities:
Proceeds from disposals of leases and other owned assets	80,279	20,294
Proceeds from sales of investments	5,120	148,004
Proceeds from sales of financial assets	310,706	507,675
Collections from financial assets	832,118	1,515,370
Fundings under existing customer commitments	(223,519)	(609,010)
Recoveries of loans previously written off	44,437	25,642
Net Cash Provided by Investing Activities	1,049,141	1,607,975

Financing Activities:
Repayments of Berkadia Loan	(975,000)	(2,050,000)
Net Cash Used by Financing Activities	(975,000)	(2,050,000)

Increase (Decrease) in Cash and Cash Equivalents	3,387	(546,525)

Cash and Cash Equivalents, beginning of period	575,215	1,027,241

Cash and Cash Equivalents, end of period	$578,602	$480,716

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2002	$1,259	$16,928	$(1,142,300)	$4,080	$(536)	$(1,120,569)
Comprehensive income:
Net income			121,472			121,472
Net change in unrealized holding gains (losses)				(10,743)		(10,743)
Net change in foreign currency translation				2,786		2,786
Comprehensive income						113,515
Benefits realized from pre-confirmation NOLs		36,029				36,029
Other		276				276
Balance, December 31, 2002	1,259	53,233	(1,020,828)	(3,877)	(536)	(970,749)
Comprehensive income:
Net income			84,968			84,968
Net change in unrealized holding gains (losses)				1,367		1,367
Net change in foreign currency translation				(24)		(24)
Comprehensive income						86,311
Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Balance, June 30, 2003	$1,259	$75,779	$(935,860)	$(2,534)	$(536)	$(861,892)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Dollars in thousands in tables)

(Unaudited)

A.                                    Nature of Operations and Basis of Presentation

The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Capitalized terms not defined herein are used as defined in the Form 10-K.

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA’s business is being operated under a Management Services Agreement with Leucadia National Corporation (“Leucadia”), which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). FINOVA Capital has been in operation since 1954.

Since emergence from chapter 11 in August 2001, the Company’s business activities have been limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has not and does not expect to engage in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value. Operations have been restructured to more efficiently manage these collection efforts. The Company has sold portions of asset portfolios and will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated from these activities in excess of cash reserves permitted in the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors.

Going Concern

FINOVA has a substantial negative net worth and it is highly unlikely that the Company will be able to repay its Senior Notes in their entirety at maturity in November 2009. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2002, 2001 and 2000 financial statements due to concerns regarding the Company’s ability to continue as a going concern.

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

For a listing of the Company’s significant accounting policies, see Note B “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

New Accounting Standards

In January 2003, The Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to those in which an enterprise obtains an interest after that date. FIN 46 is to be applied in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities held by an enterprise acquired before February 1, 2003.

The Company is currently evaluating the impact of implementing FIN 46, which it expects could be material if certain entities with which the Company has contractual lending arrangements are considered variable interest entities and are required to be consolidated. Implementation will be complex because as a lender, FINOVA does not have operating control over these entities (many of which are financially troubled) and may not have the contractual right to require them to provide the Company with financial information that is of a quality necessary to ensure compliance with various rules and regulations for a public company.

C.                                    Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of June 30, 2003 and December 31, 2002, the carrying amount of total financial assets (before reserve for credit losses) was $2.6 billion and $3.7 billion, respectively.

To date, the asset liquidation process has resulted in significant reductions in size of many of the Company’s niche portfolios. As a result, these former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine and rediscount) have been combined in the table below. The resort, transportation and specialty real estate portfolios are reported separately.

The following table details the composition and carrying amounts of FINOVA’s total financial assets:

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Resort	$821,559	$2,178	$77,757	$18,453	$3,500	$923,447	35.2
Transportation		258,420	135,418	25,989	131,497	551,324	21.0
Specialty Real Estate	383,690	2,798	65,737		970	453,195	17.3
All Other Portfolios	212,173	95,245	339,888	32,806	14,340	694,452	26.5
Total financial assets	$1,417,422	$358,641	$618,800	$77,248	$150,307	$2,622,418	100.0
Reserve for credit losses						(359,222)
Total (1)						$2,263,196

Notes:

(1)                           Excludes $107.3 million of assets sold that the Company manages.

Since FINOVA’s total financial assets are concentrated in certain specialized industries, such as transportation and resort, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk of economic events affecting the industries of those borrowers and their affiliates.

At June 30, 2003, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	8	4	4	13
Boeing 727	34	9	25	26
Boeing 737	27	27		19
Boeing 747	15	8	7	22
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	30
McDonnell Douglas DC 10	18	7	11	25
McDonnell Douglas MD series	30	30		18
Regional jets, corporate aircraft and turbo props	43	42	1	11
Total	216	159	57	20

At June 30, 2003, 78 aircraft with a carrying value of $319.5 million were operated by U.S. domiciled carriers and 71 aircraft with a carrying value of $180.0 million were operated by foreign carriers. Additionally, 67 aircraft with a carrying value of $30.8 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe, including 14 aircraft which are currently being dismantled to be sold in the parts market. Some of these off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements, there are no minimum rents due, and future cash flows are difficult to project. FINOVA’s railroad portfolio (all domestic) and other transportation equipment had a carrying value of $21.0 million at June 30, 2003.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At June 30, 2003, the carrying amount of the resort portfolio by state was as follows:

	Carrying Amount	%
Florida	$248,205	26.9%
California	155,182	16.8%
Hawaii	120,415	13.0%
Nevada	99,770	10.8%
Other (each less than 10%)	299,875	32.5%
Total	$923,447	100.0%

An analysis of nonaccruing assets included in total financial assets is as follows:

	June 30, 2003	December 31, 2002
Contracts	$666,576	$1,345,191
Repossessed assets (1)	29,472	48,041
Total nonaccruing assets	$696,048	$1,393,232
Nonaccruing assets as a percentage of total financial assets (before reserves)	26.5%	37.7%

Notes:

(1)                           Excludes aircraft, which upon repossession are classified as assets held for the production of income.

Accounts classified as nonaccruing were $696.0 million or 26.5% of total financial assets (before reserves) at June 30, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $586.5 million and write-offs and net valuation markdowns of $88.7 million. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

At June 30, 2003, total financial assets included $84.9 million of assets held for sale, down $308.2 million from December 31, 2002. The decrease was due to $203.3 million of asset sales (primarily rediscount assets), $54.3 million of assets no longer being held for sale and reclassified to loans, net runoff of $39.9 million and markdowns of $10.7 million.

D.                                    Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Six Months Ended June 30,
	2003	2002
Balance, beginning of year	$540,268	$1,019,878
Provision for credit losses (reversal)	(123,573)	(154,018)
Write-offs	(101,943)	(91,154)
Recoveries	44,437	25,642
Other	33	317
Balance, end of period	$359,222	$800,665

For the six months ended June 30, 2003, the Company recorded a $123.6 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	June 30, 2003	December 31, 2002
Reserves on impaired assets	$284,017	$438,172
Other reserves	75,205	102,096
Reserve for credit losses	$359,222	$540,268

At June 30, 2003, the total carrying amount of impaired loans and leases was $1.0 billion, of which $358.6 million were revenue accruing. The Company has established impairment reserves of $284.0 million related to $659.5 million of nonaccruing and impaired assets. At December 31, 2002, the total amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. The impairment reserve at December 31, 2002 totaled $438.2 million related to $1.2 billion of nonaccruing and impaired assets.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of collections, asset sales and changes in historical loss experience.

E.                                      Debt

A summary of the Company’s total debt outstanding is as follows:

	June 30, 2003	December 31, 2002
Berkadia Loan	$1,200,000	$2,175,000
Senior Notes:
Principal	3,067,949	3,067,949
Fresh-Start Reporting discount	(668,832)	(686,306)
Total Senior Notes, net	2,399,117	2,381,643
Total debt	$3,599,117	$4,556,643

During the second quarter of 2003, prepayments of the Berkadia Loan totaled $325.0 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $1.2 billion as of June 30, 2003. The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales.

At June 30, 2003, the Senior Notes are reflected in the Company’s balance sheet net of a remaining $668.8 million unamortized discount, which was originally recorded with the adoption of Fresh-Start Reporting upon emergence from chapter 11. The recorded book value of the Senior Notes is scheduled to increase to $3.07 billion over time through amortization of the discount as interest expense. The Company is obligated to repay the full $3.07 billion principal amount of the Senior Notes.

F.                                      Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$8,878	$9,581
Payments	(5,129)	(4,123)
Net additions	401	1,757
Balance, end of period	$4,150	$7,215

As of June 30, 2003, FINOVA had a liability for termination benefits of $4.2 million for approximately 50 individuals at various levels within the Company. During the six months ended June 30, 2003, the Company paid termination benefits of $5.1 million and recorded a net charge of $0.4 million for employees notified during that period of their pending termination.

As of June 30, 2003, the remaining liability for contract termination costs related to office leases totaled $7.2 million. The decrease since December 31, 2002 was due to the payment of scheduled lease rentals and termination costs, partially offset by sublease income and accruals related to additional idle office space.

G.                                    Income Taxes

For the six months ended June 30, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize deferred tax assets generated from losses in prior periods. The reasons the Company may not be able to utilize all the deferred tax assets include uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of June 30, 2003, the Company had federal net operating losses of $1.1 billion available for carryforward.

During the second quarter of 2003, the Company was able to favorably resolve certain pre-confirmation tax contingencies, which were recorded as a direct addition to paid-in-capital in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result, the Company’s deferred income taxes were reduced to $2.8 million as of June 30, 2003 from $16.8 million at December 31, 2002.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Capitalized terms not defined herein are used as defined in the Form 10-K.

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA’s business is being operated under a Management Services Agreement with Leucadia National Corporation (“Leucadia”), which expires in 2011. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). FINOVA Capital has been in operation since 1954.

Current Business Activities

Since emergence from chapter 11 in August 2001, the Company’s business activities have been limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has not and does not expect to engage in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value. Operations have been restructured to more efficiently manage these collection efforts. The Company has sold portions of asset portfolios and will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated from these activities in excess of cash reserves permitted in the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors.

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

Carrying Amounts, Impairment and Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded asset amounts.

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

Impairment of financing assets is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when realized.

The carrying amounts and reserve for credit losses recorded on FINOVA’s financial statements reflect the Company’s expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolios.

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results could differ from these estimates and there can be no assurance that existing reserves will approximate actual future losses. As of June 30, 2003 and December 31, 2002, the reserve for credit losses totaled $359.2 million and $540.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. If recoveries of previous markdowns are realized, gains are recorded at that time. As of June 30, 2003 and December 31, 2002, owned assets totaled $134.2 million and $179.7 million, or 5.1% and 4.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of June 30, 2003 and December 31, 2002, assets held for sale totaled $84.9 million and $393.1 million, or 3.2% and 10.6% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of June 30, 2003 and December 31, 2002, $696.0 million and $1.4 billion, or 26.5% and 37.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted Fresh-Start Reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount to the Senior Notes is amortized as additional interest expense over the term of the notes and the liability recorded on the Reorganized Company’s balance sheet increases in an amount equal to such amortization. In the event that any Senior Notes are repurchased and extinguished, as occurred in 2002, the unamortized fresh-start adjustment related to those notes is recorded as an offset to any gain recognized from extinguishment of the debt. Although the recorded balance is net of the unamortized discount, the Company’s repayment obligation is the principal amount, which was $3.07 billion at June 30, 2003. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the principal amount of the Senior Notes at maturity.

The adjustments relating to the adoption of Fresh-Start Reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company’s debt securities shortly after emergence, but prior to September 11, 2001. Changes to estimated cash flows could further impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles in the U.S. do not permit additional fair value adjustments to the Senior Notes after the initial Fresh-Start Reporting date, including those that would have resulted from the impact of September 11.

New Accounting Standards. In January 2003, The Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to those in which an enterprise obtains an interest after that date. FIN 46 is to be applied in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities held by an enterprise acquired before February 1, 2003.

The Company is currently evaluating the impact of implementing FIN 46, which it expects could be material if certain entities with which the Company has contractual lending arrangements are considered variable interest entities and are required to be consolidated. Implementation will be complex because as a lender, FINOVA does not have operating control over these entities (many of which are financially troubled) and may not have the contractual right to require them to provide the Company with financial information that is of a quality necessary to ensure compliance with various rules and regulations for a public company.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change
	(Dollars in thousands)
Interest margin	$(8,708)	$(18,964)	$10,256	$(19,865)	$(23,802)	$3,937
Provision for credit losses	69,574	128,834	(59,260)	123,573	154,018	(30,445)
Net gain (loss) on financial assets	35,514	(64,527)	100,041	32,372	(63,559)	95,931
Portfolio expenses	(8,005)	(13,580)	5,575	(18,529)	(21,555)	3,026
General and administrative expenses	(16,161)	(27,632)	11,471	(32,583)	(53,150)	20,567
Income tax expense		(2)	2		(4)	4
Net income (loss)	$72,214	$4,129	$68,085	$84,968	$(8,052)	$93,020

Six Months Ended June 30, 2003 and 2002

Net Income (Loss). For the six months ended June 30, 2003, the Company reported net income of $85.0 million compared to a net loss of $8.1 million for the six months ended June 30, 2002. The results for 2003 included a $123.6 million negative provision for credit losses and a net gain on financial assets of $32.4 million, partially offset by a negative interest margin of $19.9 million, portfolio expenses of $18.5 million and general administrative expenses of $32.6 million. In general, the net income in 2003 was attributable to better than anticipated realization on FINOVA’s asset portfolios, with the exception of its transportation assets. The $8.1 million loss for 2002 was primarily the result of a $23.8 million negative interest margin, a $63.6 million net loss on financial assets, portfolio expenses of $21.6 million and general and administrative expenses of $53.1 million, partially offset by a $154.0 million negative provision for credit losses.

Interest Margin. For the six months ended June 30, 2003, interest margin was negative $19.9 million as compared to a negative $23.8 million for the six months ended June 30, 2002. The negative margin was primarily due to a significantly lower level of earning assets ($1.8 billion and $2.7 billion at June 30, 2003 and 2002, respectively) than outstanding debt ($3.6 billion and $5.4 billion at June 30, 2003 and 2002, respectively) and the Company’s high rate aggregate cost of funds (8.0% and 6.9% for the six months ended June 30, 2003 and 2002, respectively). The cost of debt is expected to increase as the lower cost Berkadia Loan (LIBOR plus 2.25%) is repaid and the higher cost Senior Notes (7.5% stated rate and 10.83% aggregate fixed cost including fresh-start discount amortization) become a higher percentage of the outstanding debt. Significantly offsetting the negative interest margin for 2003 has been the partial recognition of suspended income as a result of improved performance and payoffs on certain nonaccruing assets and a recent return to earning status of certain assets following demonstration of sustained performance.

Provision for Credit Losses. For the six months ended June 30, 2003, the Company recorded a $123.6 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $154.0 million negative provision for credit losses in 2002 primarily resulted from the sale of $485 million of franchise assets in April 2002, portfolio runoff and the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated a slight improvement in estimated cash collections.

The pace of collections and account payoffs has been somewhat faster than expected. In most portfolios, amounts collected have, to a certain extent, exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $32.4 million for the six months ended June 30, 2003 compared to a net loss of $63.6 million for the six months ended June 30, 2002. The net gain during 2003 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $11.4 million gain from the sale of a real estate leveraged lease, a $5.8 million gain realized from the sale of nine healthcare related loans and a $4.4 million gain realized on the first quarter rediscount portfolio sale. The remainder of the gain activity is attributable to numerous individual asset sales spread across several portfolios. Partially offsetting the gain activity were $24.5 million of owned asset impairment markdowns within the transportation portfolio. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its owned aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and a lack of demand for certain classes and configuration of aircraft in the Company’s portfolio, the Company reduced cash flows expected to be received on certain aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company’s aircraft are of an older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimates of future cash flows expected from certain assets within its aircraft portfolio, resulting in additional impairment losses during 2003.

The $63.6 million net loss for the six months ended June 30, 2002 included $125.8 million of impairment losses, partially offset by $62.2 million of gains. Significant components of the net loss consisted of an $84.8 million net markdown of owned assets within the transportation portfolio, partially offset by net gains of $26.1 million within the corporate finance portfolio.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See the “Special Note Regarding Forward-Looking Statements” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the six months ended June 30, 2003, portfolio expenses totaled $18.5 million compared to $21.6 million during the same period of 2002. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios (except transportation), and the timing of certain expenses anticipated during 2003. Partially offsetting this decrease was an increase pertaining to FINOVA’s transportation portfolio, which incurred expenses of $12.1 million during 2003 compared to $10.8 million in 2002. This increase in transportation costs is directly related to the large number of off-lease and older vintage aircraft and includes the cost of storing, maintaining and preparing certain of these aircraft for potential return to service.

General and Administrative Expenses. General and administrative expenses decreased $20.6 million to $32.6 million for the six months ended June 30, 2003. The decrease was primarily due to $11.3 million of cost savings resulting from staffing and office occupancy reductions (240 employees at June 30, 2003 compared to 396 at June 30, 2002). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels and the inclusion in the prior year of $5.9 million of accruals for settlement of bankruptcy claims. Partially offsetting the decline were additional accruals recorded in the second quarter of 2003 related to idle office space. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Income Tax Expense. For the six months ended June 30, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of June 30, 2003, the Company had federal net operating losses of $1.1 billion available for carryforward.

Three Months Ended June 30, 2003 and 2002

Net Income (Loss). For the three months ended June 30, 2003, the Company reported net income of $72.2 million compared to $4.1 million for the three months ended June 30, 2002. The results for 2003 included a $69.6 million negative provision for credit losses and a net gain on financial assets of $35.5 million, partially offset by a negative interest margin of $8.7 million, portfolio expenses of $8.0 million and general administrative expenses of $16.2 million. In general, the net income in 2003 was attributable to better than anticipated realization on FINOVA’s asset portfolios, with the exception of its transportation assets. The $4.1 million net income for 2002 was primarily the result of a $128.8 million negative provision for credit losses, partially offset by a $19.0 million negative interest margin, a $64.5 million net loss on financial assets, portfolio expenses of $13.6 million and general and administrative expenses of $27.6 million.

Interest Margin. For the three months ended June 30, 2003, interest margin was negative $8.7 million as compared to a negative $19.0 million for the three months ended June 30, 2002. The negative margin was primarily due to a significantly lower level of earning assets ($1.8 billion and $2.7 billion at June 30, 2003 and 2002, respectively) than outstanding debt ($3.6 billion and $5.4 billion at June 30, 2003 and 2002, respectively) and the Company’s high rate aggregate cost of funds (8.2% and 7.1% for the three months ended June 30, 2003 and 2002, respectively). The cost of debt is expected to increase as the lower cost Berkadia Loan (LIBOR plus 2.25%) is repaid and the higher cost Senior Notes (7.5% stated rate and 10.83% aggregate fixed cost including fresh-start discount amortization) become a higher percentage of the outstanding debt. Significantly offsetting the negative interest margin for 2003 has been the partial recognition of suspended income as a result of improved performance and payoffs on certain nonaccruing assets during the second quarter of 2003 and a recent return to earning status of certain assets following demonstration of sustained performance.

Provision for Credit Losses. For the three months ended June 30, 2003, the Company recorded a $69.6 million negative provision for credit losses to reduce its reserve for credit losses. The negative provision was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $128.8 million negative provision for credit losses in 2002 primarily resulted from the sale of $485 million of franchise assets in April 2002, portfolio runoff and the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated a slight improvement in estimated cash collections.

The pace of collections and account payoffs has been somewhat faster than expected. In most portfolios, amounts collected have, to a certain extent, exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $35.5 million for the three months ended June 30, 2003 compared to a net loss of $64.5 million for the three months ended June 30, 2002. The net gain during the second quarter of 2003 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $11.4 million gain from the sale of a real estate leveraged lease and a $5.8 million gain realized from the sale of nine healthcare related loans. The remainder of the gain activity is attributable to numerous individual asset sales spread across several portfolios. Partially offsetting the gain activity during the quarter were $2.7 million of owned asset impairment markdowns within the transportation portfolio. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its owned aircraft portfolio. Due to the current state of the aircraft industry, which includes significant excess capacity for both new and used aircraft and a lack of demand for certain classes and configuration of aircraft in the Company’s portfolio, the Company reduced cash flows expected to be received on certain aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company’s aircraft are of an older vintage with limited demand in the aircraft market. As a result, the Company slightly lowered its previous estimates of future cash flows expected from certain assets within its aircraft portfolio, resulting in modest additional impairment losses during the second quarter of 2003.

The $64.5 million net loss for the three months ended June 30, 2002 included $97.6 million of impairment losses, partially offset by $33.1 million of gains. Significant components of the net loss consisted of an $86.5 million net markdown of owned assets within the transportation portfolio, partially offset by net gains of $21.0 million within the corporate finance portfolio.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See the “Special Note Regarding Forward-Looking Statements” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the three months ended June 30, 2003, portfolio expenses totaled $8.0 million compared to $13.6 million during the same period of 2002. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses anticipated during 2003.

General and Administrative Expenses. General and administrative expenses decreased $11.5 million to $16.2 million for the three months ended June 30, 2003. The decrease was primarily due to $3.2 million of cost savings resulting from staffing and office occupancy reductions (240 employees at June 30, 2003 compared to 396 at June 30, 2002). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels and the inclusion in the prior year of $5.4 million of accruals for settlement of bankruptcy claims. Partially offsetting the decline were additional accruals recorded in the second quarter of 2003 related to idle office space. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Income Tax Expense. For the three months ended June 30, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of June 30, 2003, the Company had federal net operating losses of $1.1 billion available for carryforward.

Financial Condition, Liquidity and Capital Resources

Because virtually all of the Company’s assets are pledged to secure the obligations under the Berkadia Loan and the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows to meet its liquidity needs.

At June 30, 2003, the Senior Notes are reflected in the Company’s balance sheet net of a remaining $668.8 million unamortized discount, which was originally recorded with the adoption of Fresh-Start Reporting upon emergence from chapter 11. The recorded book value of the Senior Notes is scheduled to increase to $3.07 billion over time through amortization of the discount as interest expense. The Company is obligated to repay the full $3.07 billion principal amount of the Senior Notes.

During the second quarter of 2003, repayments of the Berkadia Loan totaled $325.0 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $1.2 billion as of June 30, 2003. The pace of loan repayments depends on numerous factors, including the rate of collections from borrowers and asset sales.

As a result of FINOVA’s current financial condition and restrictions contained in its debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, and as a result, there will not be a return to the Company’s stockholders. The Company has a negative net worth of $861.9 million as of June 30, 2003 ($1.5 billion if the Senior Notes are considered at their principal amount due); the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company; much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. For these reasons, the Company believes that investing in FINOVA’s debt and equity securities involves a high level of risk to the investor.

In August 2002, in accordance with the Company’s debt agreements, FINOVA’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings will be calculated as the difference between (a) the reduction in interest expense on the Senior Notes (resulting from the repurchase of such Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date will be paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia will not have the right to receive any Net Interest Savings accruing after that repayment. Because it is highly unlikely there will be sufficient funds to repay the Senior Notes at maturity, the Company, if it elects to repurchase additional Senior Notes, intends to do so only at substantial discounts to par. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of FINOVA’s Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During 2002, the Company repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. There can be no assurance that the Company will repurchase any additional Senior Notes or that additional Senior Notes will become available at an acceptable price.

Obligations and Commitments. The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at June 30, 2003 and December 31, 2002. A detailed repayment schedule has not been provided because the Company’s most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	June 30, 2003		December 31, 2002
Obligations and Commitments	Contractual	Contingent	Contractual	Contingent
	(Dollars in thousands)
Berkadia Loan	$1,200,000	$	$2,175,000	$
Management Services Agreement	60,000		64,000
New Senior Notes	3,067,949		3,067,949
Contingent interest on Senior Notes		94,313		94,313
Unfunded customer commitments		244,639		568,267
Nonrecourse debt associated with the leveraged lease portfolio	925,390		990,908
Lease obligations	20,739		25,878
	$5,274,078	$338,952	$6,323,735	$662,580

Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. Unpaid principal and accrued interest are due at maturity on August 20, 2006. In addition to amounts included in the table, FINOVA is obligated to pay Berkadia 50% of the Net Interest Savings, resulting from the Senior Note repurchases noted above. Based on interest rates in effect as of June 30, 2003, 50% of the Net Interest Savings for repurchases to date is estimated to be approximately $6.0 million per year. The Net Interest Savings will fluctuate with changes in interest rates and would change if additional Senior Notes were repurchased.

FINOVA’s business is being operated under a Management Services Agreement with Leucadia, which expires in 2011. FINOVA pays Leucadia an annual management fee of $8.0 million, paid quarterly in advance.

Principal repayments of the Senior Notes, other than repurchases approved by Berkadia and the Company’s Board of Directors, cannot commence until the Berkadia Loan is paid in full and is contingent on the availability of excess cash. Contingent interest cannot commence until the Senior Notes are paid in full. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity in November 2009 or to pay any contingent interest through its expiration in 2016.

Unfunded customer commitments (primarily unused lines of credit) have declined from $568.3 million at December 31, 2002 to $244.6 million at June 30, 2003, primarily due to the elimination of outstanding commitments associated with asset sales during 2003 and the termination and/or expiration of other outstanding committed lines of credit. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with accuracy what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below the commitment amounts.

The nonrecourse debt associated with leveraged leases represents principal amounts due to third party lenders under lease arrangements. Nonrecourse debt declined to $925.4 million during 2003, primarily due to scheduled principal payments of $57.7 million and the elimination of $14.5 million of nonrecourse debt as a result of a senior debt holder proceeding against the underlying asset, partially offset by $6.7 million of additional nonrecourse debt assumed in a foreclosure proceeding.

Lease obligations represent total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $20.7 million during 2003, primarily due to scheduled rent payments.

Collection of the Portfolio. As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company will consider the sale of certain portfolios if buyers can be found at acceptable prices. Due to restrictions contained in FINOVA’s debt agreements as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio. The following table presents the activity in total financial assets, net of the reserve for credit losses for the six months ended June 30, 2003:

(Dollars in thousands)
Total financial assets at December 31, 2002	$3,156,151

Cash activity:
Fundings under outstanding customer commitments	223,519
Collections and proceeds from financial assets	(1,221,773)
Net cash flows	(998,254)

Non-cash activity:
Reversal of provision for credit losses	123,573
Net charge-offs of financial assets	(20,052)
Other non-cash activity	1,778
Net non-cash activity	105,299
Total financial assets at June 30, 2003	$2,263,196

Total financial assets, net of the reserve for credit losses, declined to $2.3 billion at June 30, 2003, down from $3.2 billion at December 31, 2002. During 2003, net cash flows from the portfolio totaled $998.3 million, while non-cash activity resulted in a $105.3 million increase in net financial assets. Components of net cash flow included $876.6 million from collections on financial assets (including recoveries), $345.2 million from the sale of assets (excluding cash gains), offset by $223.5 million of fundings under outstanding customer commitments. Collections on financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA’s asset portfolio, prepayment levels as well as scheduled amortization are expected to decline over time. Non-cash activity included the reversal of $123.6 million of provision for credit losses and other non-cash activity of $1.8 million, partially offset by a $20.1 million reduction related to markdowns of owned assets.

FINOVA’s reserve for credit losses decreased to $359.2 million at June 30, 2003 from $540.3 million at December 31, 2002. At June 30, 2003, the total carrying amount of impaired loans and leases was $1.0 billion, of which $358.6 million were revenue accruing. The Company has established impairment reserves of $284.0 million related to $659.5 million of nonaccruing and impaired assets. At December 31, 2002, the total amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. The impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of nonaccruing and impaired assets.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets, decreased primarily as a result of collections, asset sales and changes in historical loss experience.

Accounts classified as nonaccruing were $696.0 million or 26.5% of total financial assets (before reserves) at June 30, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $586.5 million and write-offs and net valuation markdowns of $88.7 million. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

Nonaccruing assets continue to be affected by the Company’s concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due at maturity. The current economic climate has resulted in a general reduction of operating cash flow for the typical FINOVA borrower and in more conservative industry wide lending practices. As a result, FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its restricted access to the capital markets and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed in the sections of this report captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. Risks, uncertainties and other factors may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include, but are not limited to:

•                  The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. Portfolio decisions are based on estimates of asset value and future cash flows and actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding secured debt and other obligations and have a materially adverse impact on its financial position and results of operations. The current focus on maximizing portfolio values and the absence of new business generation will cause future financial results to differ materially from prior periods. Similarly, adoption of Fresh-Start Reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

•                  Several of the Company’s accounting policies pertain to the ongoing determination of portfolio impairment. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Actual results may differ from the estimates.

•                  The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•                  The cost of FINOVA’s capital has increased significantly since the first quarter of 2000 and will continue to negatively impact results. Failure to comply with its credit obligations could result in additional increases in interest charges. In addition, changes in interest rate indices may impact interest margin due to lack of matched funding of the Company’s assets and liabilities.

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

•                  As the portfolio declines, increasing concentrations of financial assets in certain industries such as resort and transportation could make the overall portfolio more subject to changes in performance in those industries.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.           Controls and Procedures

(a)          Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)         There were no changes in the Company’s internal controls over financial reporting or in other factors which have materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company continues to reduce its workforce, consolidate its operations and outsource certain functions. Accordingly, responsibility for administration, management and review of many of the Company’s assets has transitioned among FINOVA’s remaining personnel. Management has supervised these transitions and has implemented procedures that it believes will provide effective controls and processes during and after this transition. The Company is assessing the efficacy of these procedures and will continue to do so in subsequent periods.

PART II             OTHER INFORMATION

Item 1.           Legal Proceedings

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareowners of the Company was held on May 14, 2003. At that meeting, stockholders owning 114,933,174 shares of the Company’s Common Stock (“shares”) were present in person or by proxy. The stockholders approved the election of each director nominee by the following plurality:

	Number of Votes
	For	Withheld
Thomas F. Boland	114,266,227	666,947
Ian M. Cumming	114,181,680	751,494
G. Robert Durham	114,227,893	705,281
Thomas E. Mara	114,181,878	751,296
R. Gregory Morgan	114,252,060	681,114
Kenneth R. Smith	114,256,053	677,121
Joseph S. Steinberg	114,069,333	863,841

Item 6.           Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K
None.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

(Registrant)

Dated: August 11, 2003	By:	/s/ Stuart A. Tashlik
Stuart A. Tashlik, Senior Vice President, Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.