Form 10-Q
period 2003-09-30
FINOVA GROUP INC
filed 2003-11-12
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒                   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2003, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$406,618	$575,215
Financing Assets:
Loans and other financing contracts, net	1,770,152	2,655,724
Direct financing leases	200,791	263,826
Leveraged leases	164,752	182,410
Total financing assets	2,135,695	3,101,960
Reserve for credit losses	(305,806)	(540,268)
Net financing assets	1,829,889	2,561,692
Other Financial Assets:
Operating leases	93,532	111,826
Assets held for sale	69,032	393,125
Assets held for the production of income	31,369	67,867
Investments	14,887	21,641
Total other financial assets	208,820	594,459
Total Financial Assets	2,038,709	3,156,151
Other assets	25,738	27,642
	$2,471,065	$3,759,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$750,000	$2,175,000
Senior Notes - (principal amount due of $2.97 billion)	2,329,501	2,381,643
Total debt	3,079,501	4,556,643
Accounts payable and accrued expenses	172,965	156,338
Deferred income taxes, net	2,836	16,776
Total Liabilities	3,255,302	4,729,757

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	75,779	53,233
Accumulated deficit	(860,679)	(1,020,828)
Accumulated other comprehensive loss	(60)	(3,877)
Common stock in treasury, 3,832,000 shares	(536)	(536)
Total Stockholders’ Equity	(784,237)	(970,749)
	$2,471,065	$3,759,008

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended Sept. 30,2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002
Revenues:
Interest income	$63,088	$49,758	$162,478	$193,181
Rental income	7,680	9,604	24,004	30,777
Operating lease income	13,948	12,994	38,449	36,153
Fees and other income	6,195	10,384	26,036	35,668
Total Revenues	90,911	82,740	250,967	295,779
Interest expense	(77,478)	(96,858)	(241,561)	(312,930)
Operating lease and other depreciation	(5,203)	(8,347)	(21,041)	(29,116)
Interest Margin	8,230	(22,465)	(11,635)	(46,267)

Other Revenues and (Expenses):
Reversal of provision for credit losses	30,195	69,467	153,768	223,485
Net gain (loss) on financial assets	24,537	(33,159)	56,909	(96,718)
Portfolio expenses	(3,930)	(12,211)	(22,459)	(33,766)
General and administrative expenses	(12,344)	(24,299)	(44,927)	(77,449)
Gain from extinguishment of debt, net of fresh-start discount	28,493	46,888	28,493	46,888
Total Other Revenues and (Expenses)	66,951	46,686	171,784	62,440

Income before income taxes	75,181	24,221	160,149	16,173
Income tax expense		(41)		(45)
Net Income	$75,181	$24,180	$160,149	$16,128

Basic/diluted earnings per share	$0.61	$0.20	$1.31	$0.13

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income	$160,149	$16,128
Adjustments to reconcile net income to net cash used by operating activities:
Reversal of provision for credit losses	(153,768)	(223,485)
Net cash gain on disposal of financial assets	(79,941)	(79,246)
Net non-cash charge-offs of financial assets	23,032	175,964
Gain from extinguishment of debt, net of fresh-start discount	(28,493)	(46,888)
Depreciation and amortization	23,309	31,851
Deferred income taxes, net	6,647	4,250
Other amortization	2,932	(3,588)
Change in assets and liabilities:
Decrease in other assets	240	18,399
Increase in accounts payable and accrued expenses	20,203	6,155
Net Cash Used by Operating Activities	(25,690)	(100,460)

Investing Activities:
Proceeds from disposals of leases and other owned assets	117,880	64,118
Proceeds from sales of investments	23,689	155,831
Proceeds from sales of financial assets	311,368	572,820
Collections from financial assets	1,147,894	2,109,173
Fundings under existing customer commitments	(322,116)	(886,942)
Recoveries of loans previously written off	53,253	38,857
Net Cash Provided by Investing Activities	1,331,968	2,053,857

Financing Activities:
Repayments of Berkadia Loan	(1,425,000)	(2,500,000)
Repurchase of Senior Notes	(49,875)	(29,551)
Benefits realized from pre-confirmation NOLs		36,029
Net Cash Used by Financing Activities	(1,474,875)	(2,493,522)

Decrease in Cash and Cash Equivalents	(168,597)	(540,125)

Cash and Cash Equivalents, beginning of period	575,215	1,027,241

Cash and Cash Equivalents, end of period	$406,618	$487,116

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2002	$1,259	$16,928	$(1,142,300)	$4,080	$(536)	$(1,120,569)
Comprehensive income:
Net income			121,472			121,472
Net change in unrealized holding gains (losses)				(10,743)		(10,743)
Net change in foreign currency translation				2,786		2,786
Comprehensive income						113,515
Benefits realized from pre-confirmation NOLs		36,029				36,029
Other		276				276
Balance, December 31, 2002	1,259	53,233	(1,020,828)	(3,877)	(536)	(970,749)
Comprehensive income:
Net income			160,149			160,149
Net change in unrealized holding gains (losses)				4,011		4,011
Net change in foreign currency translation				(194)		(194)
Comprehensive income						163,966
Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Balance, September 30, 2003	$1,259	$75,779	$(860,679)	$(60)	$(536)	$(784,237)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

B.    Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of fresh-start reporting adjustments, the reserve for credit losses and measurement of impairment. Other estimates include selection of appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from management’s estimates.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

New Accounting Standards

In January 2003, The Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003, FASB deferred the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral requires that public companies adopt the provisions of FIN 46, with respect to entities that were acquired prior to February 1, 2003, in periods ending after December 15, 2003. The FASB is currently modifying and providing clarification regarding the provisions of FIN 46.

FINOVA is not engaged in any new lending activities and has not acquired any variable interests in new entities since February 1, 2003. As a result, the provisions of FIN 46 that are currently in effect, had no impact on the Company’s financial statements. The Company continues to evaluate the impact of FIN 46, which it expects could be material if certain entities with which the Company has contractual lending arrangements are considered variable interest entities and are required to be consolidated. As a lender, FINOVA does not have operating control over these entities (many of which are financially troubled) and may not have the contractual right to obtain financial information that is of a quality necessary to ensure compliance with various rules and regulations for a public company.

C.            Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of September 30, 2003 and December 31, 2002, the carrying amount of total financial assets (before the reserve for credit losses) was $2.3 billion and $3.7 billion, respectively.

To date, the asset liquidation process has resulted in significant reductions in size of many of the Company’s niche portfolios. As a result, these portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine and rediscount) have been combined in the table below. The resort, transportation and specialty real estate portfolios are reported separately.

The following table details the composition and carrying amounts of FINOVA’s total financial assets:

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Resort	$732,721	$5,257	$92,814	$8,357	$	$839,149	35.8
Transportation		251,268	95,332	24,708	123,551	494,859	21.1
Specialty Real Estate	367,236	2,752	65,448			435,436	18.6
All Other Portfolios	129,459	62,419	344,254	22,702	16,237	575,071	24.5
Total financial assets	$1,229,416	$321,696	$597,848	$55,767	$139,788	$2,344,515	100.0
Reserve for credit losses						(305,806)
Total (1)						$2,038,709

Notes:
(1)	Excludes $97.6 million of assets sold that the Company manages.

Since FINOVA’s total financial assets are concentrated in certain specialized industries, such as transportation and resort, the Company is subject to general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk of economic events affecting the industries of those borrowers and their affiliates.

At September 30, 2003, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	7	3	4	13
Boeing 727	31	6	25	26
Boeing 737	27	27		19
Boeing 747	15	8	7	22
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	30
McDonnell Douglas DC 10	16	5	11	25
McDonnell Douglas MD series	30	30		18
Regional jets, corporate aircraft and turbo props	41	41		12
Total	208	152	56	20

At September 30, 2003, 70 aircraft with a carrying value of $273.2 million were operated by U.S. domiciled carriers and 71 aircraft with a carrying value of $170.6 million were operated by foreign carriers. Additionally, 67 aircraft with a carrying value of $31.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which are currently being dismantled to be sold in the parts market. Some of these off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements, there are no minimum rents due, and future cash flows are difficult to project. FINOVA’s railroad portfolio (all domestic) and other equipment had a carrying value of $19.9 million at September 30, 2003.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At September 30, 2003, the carrying amount of the resort portfolio by state was as follows:

	Carrying Amount	%
Florida	$216,008	25.7%
California	150,522	17.9%
Hawaii	111,025	13.2%
Nevada	96,321	11.5%
Arizona	86,912	10.4%
Other (each less than 10%)	178,361	21.3%
Total	$839,149	100.0%

An analysis of nonaccruing assets included in total financial assets is as follows:

	September 30, 2003	December 31, 2002
Contracts	$638,944	$1,345,191
Repossessed assets (1)	14,671	48,041
Total nonaccruing assets	$653,615	$1,393,232
Nonaccruing assets as a percentage of total financial assets (before reserves)	27.9%	37.7%

Notes:
(1) Excludes aircraft, which upon repossession are classified as assets held for the production of income.

Accounts classified as nonaccruing were $653.6 million or 27.9% of total financial assets (before reserves) at September 30, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $674.5 million and write-offs and net valuation markdowns of $123.5 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

At September 30, 2003, total financial assets included $69.0 million of assets held for sale, down $324.1 million from December 31, 2002. The decrease was due to $217.7 million of asset sales (primarily rediscount assets), $52.7 million of net assets no longer being held for sale and reclassified to loans, net runoff of $41.4 million and markdowns of $12.3 million.

D.            Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Nine Months Ended September 30,
	2003	2002
Balance, beginning of year	$540,268	$1,019,878
Provision for credit losses (reversal)	(153,768)	(223,485)
Write-offs	(133,980)	(155,645)
Recoveries	53,253	38,857
Other	33	316
Balance, end of period	$305,806	$679,921

For the nine months ended September 30, 2003, the Company recorded a $153.8 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. Partially offsetting this reserve reduction were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	September 30, 2003	December 31, 2002
Reserves on impaired assets	$257,354	$438,172
Other reserves	48,452	102,096
Reserve for credit losses	$305,806	$540,268

At September 30, 2003, the total carrying amount of impaired loans and leases was $960.6 million, of which $321.7 million were revenue accruing. The Company has established impairment reserves of $257.4 million related to $603.5 million of impaired assets. At December 31, 2002, the total carrying amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. Impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of impaired assets.

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

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

E.             Debt

A summary of the Company’s total debt outstanding is as follows:

	September 30, 2003	December 31, 2002
Berkadia Loan	$750,000	$2,175,000
Senior Notes:
Principal	2,967,949	3,067,949
Fresh-start reporting discount	(638,448)	(686,306)
Total Senior Notes, net	2,329,501	2,381,643
Total debt	$3,079,501	$4,556,643

During the third quarter of 2003, prepayments of the Berkadia Loan totaled $450.0 million, and on November 7, 2003, the Company repaid an additional $225.0 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $525.0 million as of the filing of this report.

At September 30, 2003, the Senior Notes are reflected in the Company’s balance sheet net of a remaining $638.4 million unamortized discount, which was originally recorded with the adoption of fresh-start reporting upon emergence from chapter 11. The recorded book value of the remaining Senior Notes is scheduled to increase to $2.97 billion over time through amortization of the discount as interest expense. The Company is obligated to repay the full $2.97 billion principal amount of the Senior Notes.

The pace of debt repayments depends on numerous factors, including the rate of collections from borrowers and asset sales.

In August 2002, in accordance with the Company’s debt agreements, FINOVA’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. During the third quarter of 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchase generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount). The repurchase reduced the face amount of the Senior Notes to $2.97 billion. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes with a face amount of $285.0 million. There can be no assurance that the Company will repurchase any additional Senior Notes or that additional Senior Notes will become available at acceptable prices.

F.             Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$8,878	$9,581
Payments	(5,501)	(5,695)
Net additions	401	1,757
Balance, end of period	$3,778	$5,643

As of September 30, 2003, FINOVA had a liability for termination benefits of $3.8 million for 49 individuals at various levels within the Company. During the nine months ended September 30, 2003, the Company paid termination benefits of $5.5 million and recorded a net charge of $0.4 million for employees notified during that period of their pending termination.

As of September 30, 2003, the remaining liability for contract termination costs related to office leases totaled $5.6 million. The decrease since December 31, 2002 was due to the payment of scheduled lease rentals (net of sublease income) and termination costs, partially offset by accruals related to additional idle office space.

G.            Income Taxes

For the nine months ended September 30, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize deferred tax assets generated from losses in prior periods. The reasons the Company may not be able to utilize all the deferred tax assets include uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of September 30, 2003, the Company had federal net operating losses of $1.0 billion available for carryforward.

During 2003, the Company was able to favorably resolve $22.5 million of pre-confirmation tax contingencies, which were recorded as a direct addition to paid-in capital in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company’s net deferred income taxes were $2.8 million as of September 30, 2003 versus $16.8 million at December 31, 2002.

On October 20, 2003, the Company received a federal tax refund of $32.5 million, which will be recorded in accordance with the provisions of SOP 90-7 as a direct addition to paid-in-capital. This refund was the result of the Company making certain elections and filings that have enabled it to carryback NOLs to prior periods.

H.            Litigation and Claims

Legal Proceedings

FINOVA is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability from its legal proceedings should not materially affect FINOVA’s financial position, results of operations or cash flows. The following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

On October 17, 2003, FINOVA Capital Corporation was served with a complaint captioned Earle B. Gregory, et al, v. FINOVA Capital Corporation, James T. Garrett, et al., filed in the Court of Common Pleas of Lancaster County, South Carolina, case no. 2003-CP-29-967. An amended complaint was served on November 5, 2003, prior to the deadline for FINOVA to answer, plead, or otherwise respond to the original complaint. The amended complaint is styled as a class action, brought on behalf of twenty-five individually named plaintiffs and three separately defined classes. The named plaintiffs and the classes defined in the amended complaint are all citizens of South Carolina who purchased subordinated notes from The Thaxton Group Inc., a borrower with a senior secured indebtedness to FINOVA of approximately $110 million.

The Thaxton Group Inc. and several related entities (collectively “the Thaxton Entities”) were declared in default under their loan agreement with FINOVA after the Thaxton Entities advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

The amended South Carolina complaint by the subordinated noteholders alleges claims of fraud, securities fraud, and various other civil conspiracy and business torts in the sale of the subordinated notes; the complaint seeks an unspecified amount of damages among other remedies. In addition to FINOVA, the complaint names as defendants several officers of the Thaxton Entities, and Thaxton’s accountants and attorneys. Although the named plaintiffs and classes alleged in the amended complaint are limited to residents of South Carolina, there are approximately 6,800 holders of the subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million.

The Company believes the claims against FINOVA are without merit. FINOVA intends to vigorously defend against the claims, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton entities.

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

Carrying Amounts, Impairment and Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded amounts.

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

FINOVA has a significant number of aircraft that are off lease and anticipates that additional aircraft will be returned as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, there can be no assurance that these values will be realized.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is currently little or no demand. The

Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased.

The current state of the aircraft industry includes significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in increases or reversal of reserves and there can be no assurance that existing reserves will approximate actual future losses. As of September 30, 2003 and December 31, 2002, the reserve for credit losses totaled $305.8 million and $540.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. If recoveries of previous markdowns are realized, gains are recorded at that time. As of September 30, 2003 and December 31, 2002, owned assets totaled $124.9 million and $179.7 million, or 5.3% and 4.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of September 30, 2003 and December 31, 2002, assets held for sale totaled $69.0 million and $393.1 million, or 2.9% and 10.6% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of September 30, 2003 and December 31, 2002, $653.6 million and $1.4 billion, or 27.9% and 37.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value. The $771.3 million discount to the Senior Notes is amortized as additional interest expense over the term of the notes and the liability recorded on the Company’s balance sheet increases in an amount equal to such amortization. In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is recorded as an offset to any gain recognized from extinguishment of the debt.

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

New Accounting Standards. In January 2003, The Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003, FASB deferred the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral requires that public companies adopt the provisions of FIN 46, with respect to entities that were acquired prior to February 1, 2003, in periods ending after December 15, 2003. The FASB is currently modifying and providing clarification regarding the provisions of FIN 46.

FINOVA is not engaged in any new lending activities and has not acquired any variable interests in new entities since February 1, 2003. As a result, the provisions of FIN 46 that are currently in effect, had no impact on the Company’s financial statements. The Company continues to evaluate the impact of FIN 46, which it expects could be material if certain entities with which the Company has contractual lending arrangements are considered variable interest entities and are required to be consolidated. As a lender, FINOVA does not have operating control over these entities (many of which are financially troubled) and may not have the contractual right to obtain financial information that is of a quality necessary to ensure compliance with various rules and regulations for a public company.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change
	(Dollars in thousands)
Interest margin	$8,230	$(22,465)	$30,695	$(11,635)	$(46,267)	$34,632
Reversal of provision for credit losses	30,195	69,467	(39,272)	153,768	223,485	(69,717)
Net gain (loss) on financial assets	24,537	(33,159)	57,696	56,909	(96,718)	153,627
Portfolio expenses	(3,930)	(12,211)	8,281	(22,459)	(33,766)	11,307
General and administrative expenses	(12,344)	(24,299)	11,955	(44,927)	(77,449)	32,522
Gain from extinguishment of debt, net	28,493	46,888	(18,395)	28,493	46,888	(18,395)
Income tax expense		(41)	41		(45)	45
Net income	$75,181	$24,180	$51,001	$160,149	$16,128	$144,021

Nine Months Ended September 30, 2003 and 2002

Net Income. For the nine months ended September 30, 2003, the Company reported net income of $160.1 million compared to $16.1 million for the nine months ended September 30, 2002. The results for 2003 included a $153.8 million reversal of provision for credit losses, a net gain on financial assets of $56.9 million and a $28.5 million net gain from extinguishment of debt, partially offset by a negative interest margin of $11.6 million, portfolio expenses of $22.5 million and general administrative expenses of $44.9 million.

In general, the net income in 2003 was attributable to better than anticipated realization and performance of FINOVA’s asset portfolios, with the exception of its transportation assets, and gains recognized from extinguishment of debt. The Company cannot provide assurance that better than anticipated results will continue over the remaining term of its asset collection and liquidation process.

The net income of $16.1 million for 2002 was the result of a $223.5 million reversal of provision for credit losses and a $46.9 million net gain from extinguishment of debt, partially offset by a $46.3 million negative interest margin, a $96.7 million net loss on financial assets, portfolio expenses of $33.8 million and general and administrative expenses of $77.5 million.

Interest Margin. For the nine months ended September 30, 2003, interest margin was negative $11.6 million as compared to a negative $46.3 million for the nine months ended September 30, 2002. The negative margins were primarily due to a significantly lower level of earning assets ($1.6 billion and $2.4 billion at September 30, 2003 and 2002, respectively) than outstanding debt ($3.1 billion and $4.8 billion at September 30, 2003 and 2002, respectively) and the Company’s high aggregate cost of funds (8.1% and 6.5% for the nine months ended September 30, 2003 and 2002, respectively). The cost of debt will continue to increase as the lower cost Berkadia Loan (LIBOR plus 2.25%) is repaid and the higher cost Senior Notes (7.5% stated rate and 10.83% aggregate fixed cost including fresh-start discount amortization) become a higher percentage of the outstanding debt.

Significantly offsetting the negative interest margin for 2003 has been the recognition of suspended and deferred income ($72.4 million) as a result of payoffs on certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and all subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized, if after sustained performance is demonstrated, the account is returned to accruing status or upon payoff, if proceeds realized are in excess of carrying amount.

Provision for Credit Losses. For the nine months ended September 30, 2003, the Company recorded a $153.8 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections, recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $223.5 million reversal of provision for credit losses in 2002 primarily related to portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves), the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections, reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to less than anticipated negative impact on these portfolios and recoveries of amounts previously written off.

Since emergence from bankruptcy, the pace of collections and account payoffs has been faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” and “Application of Critical Accounting Policies and Use of Estimates” for a discussion of these and additional factors impacting the use of estimates.

Net Gain (Loss) on Financial Assets. The Company realized a net gain on financial assets of $56.9 million for the nine months ended September 30, 2003 compared to a net loss of $96.7 million for the nine months ended September 30, 2002. The net gain during 2003 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $12.0 million gain from the sale of an equity investment in a resort timeshare company, an $11.4 million gain from the sale of a real estate leveraged lease, a $5.8 million gain realized from the sale of nine healthcare related loans and a $4.4 million gain realized on the first quarter rediscount portfolio sale. The remainder of the gain activity is attributable to numerous individual asset sales (including repossessed assets, loans, residual positions and investments) spread across several portfolios. Partially offsetting the gains were $28.5 million of owned asset impairment markdowns within the transportation portfolio. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its predominately older vintage owned aircraft portfolio.

The $96.7 million net loss for the nine months ended September 30, 2002 included $214.3 million of losses, partially offset by $117.6 million of gains. Significant components of the net loss consisted of a $127.1 million net markdown of owned assets within the transportation portfolio, a $19.1 million net markdown of retained interests and owned assets within the commercial equipment portfolio and valuation adjustments in several other portfolios, partially offset by net gains of $41.0 million within the corporate finance portfolio.

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

Portfolio Expenses. For the nine months ended September 30, 2003, portfolio expenses totaled $22.5 million compared to $33.8 million during the same period of 2002. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses anticipated during 2003. The transportation portfolio incurred the majority of the portfolio costs ($13.3 million and $17.0 million during 2003 and 2002, respectively). These costs are related to the large number of off lease and older vintage aircraft and include the cost of storing, maintaining and preparing certain of these aircraft for potential return to service.

General and Administrative Expenses. General and administrative expenses decreased $32.5 million to $44.9 million for the nine months ended September 30, 2003. The decrease was primarily due to $14.6 million of cost savings resulting from staffing and office occupancy reductions (233 employees at September 30, 2003 compared to 347 at September 30, 2002). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels and prior year inclusion of $10.0 million of accruals for settlement of bankruptcy claims. Partially offsetting the decline were additional accruals recorded in 2003 related to idle office space. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Gain from Extinguishment of Debt, Net. During the third quarter of 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchase generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount).

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized fresh-start discount).

Income Tax Expense. For the nine months ended September 30, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of September 30, 2003, the Company had federal net operating losses of $1.0 billion available for carryforward.

Three Months Ended September 30, 2003 and 2002

Net Income. For the three months ended September 30, 2003, the Company reported net income of $75.2 million compared to $24.2 million for the three months ended September 30, 2002. The results for 2003 included interest margin of $8.2 million, a $30.2 million reversal of provision for credit losses, a net gain on financial assets of $24.5 million and a $28.5 million net gain from extinguishment of debt, partially offset by portfolio expenses of $3.9 million and general administrative expenses of $12.3 million.

In general, the net income in 2003 was attributable to better than anticipated realization and performance of FINOVA’s asset portfolios and a gain recognized from the extinguishment of debt. The Company cannot provide assurance that better than anticipated results will continue over the remaining term of its asset collection and liquidation process.

The net income of $24.2 million for 2002 was the result of a $69.5 million reversal of provision for credit losses and a $46.9 million net gain from extinguishment of debt, partially offset by a net loss on financial assets of $33.2 million, a $22.5 million negative interest margin, portfolio expenses of $12.2 million and general and administrative expenses of $24.3 million.

Interest Margin. For the three months ended September 30, 2003, interest margin was $8.2 million as compared to a negative $22.5 million for the three months ended September 30, 2002. The positive interest margin during the third quarter of 2003 was primarily due to the recognition of suspended and deferred income ($36.9 million) as a result of payoffs on certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and all subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized, if after sustained performance is demonstrated, the account is returned to accruing status or upon payoff, if proceeds realized are in excess of carrying amount.

Partially offsetting these positive events was a significantly lower level of earning assets ($1.6 billion and $2.4 billion at September 30, 2003 and 2002, respectively) than outstanding debt ($3.1 billion and $4.8 billion at September 30, 2003 and 2002, respectively) and the Company’s high aggregate cost of funds (8.5% and 7.4% for the three months ended September 30, 2003 and 2002, respectively). The cost of debt will continue to increase as the lower cost Berkadia Loan (LIBOR plus 2.25%) is repaid and the higher cost Senior Notes (7.5% stated rate and 10.83% aggregate fixed cost including fresh-start discount amortization) become a higher percentage of the outstanding debt.

Provision for Credit Losses. For the three months ended September 30, 2003, the Company recorded a $30.2 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections, recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $69.5 million reversal of provision for credit losses in 2002 primarily related to portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves), the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections and recoveries of amounts previously written off.

Since emergence from bankruptcy, the pace of collections and account payoffs has been faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” and “Application of Critical Accounting Policies and Use of Estimates” for a discussion of these and additional factors impacting the use of estimates.

Net Gain (Loss) on Financial Assets. The Company realized a net gain on financial assets of $24.5 million for the three months ended September 30, 2003 compared to a net loss of $33.2 million for the three months ended September 30, 2002. The net gain during the third quarter of 2003 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $12.0 million gain from the sale of an equity investment in a resort timeshare company, a $3.5 million gain from the sale of a repossessed healthcare facility, a $3.5 million gain from the liquidation of sub-prime auto paper and a $3.3 million gain from the sale of a residual position in an aircraft leveraged lease. Partially offsetting the gains were $4.0 million of owned asset impairment markdowns within the transportation portfolio.

The $33.2 million net loss on financial assets for the three months ended September 30, 2002 consisted of a $42.3 million net markdown of owned assets within the transportation portfolio and valuation markdowns in several other portfolios, partially offset by net gains of $14.9 million within the corporate finance portfolio.

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

Portfolio Expenses. For the three months ended September 30, 2003, portfolio expenses totaled $3.9 million compared to $12.2 million during the same period of 2002. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses anticipated during 2003.

The most significant decrease occurred within FINOVA’s transportation portfolio, which declined to $1.2 million for the three months ended September 30, 2003 compared to $6.2 million for the same period of 2002. The transportation decrease is primarily attributed to the timing of certain anticipated expenses and a decline in the number of off-lease assets as a result of scrapping efforts.

General and Administrative Expenses. General and administrative expenses decreased $12.0 million to $12.3 million for the three months ended September 30, 2003. The decrease was primarily due to $4.8 million of cost savings resulting from staffing and office occupancy reductions (233 employees at September 30, 2003 compared to 347 at September 30, 2002). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels and prior year inclusion of $4.2 million of accruals for settlement of bankruptcy claims. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Gain from Extinguishment of Debt, Net. During the third quarter of 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchase generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount).

During the third quarter of 2002, the Company repurchased $98.9 million (face amount) of Senior Notes at a price of 29.875% or $29.6 million, plus accrued interest. The repurchase generated a net gain of $46.9 million ($69.4 million repurchase discount, partially offset by $22.5 million of unamortized fresh-start discount).

Income Tax Expense. For the three months ended September 30, 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of September 30, 2003, the Company had federal net operating losses of $1.0 billion available for carryforward.

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

As a result of these restrictions, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates.

The Company has a negative net worth of $784.2 million as of September 30, 2003 ($1.4 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, and as a result, there will not be a return to the Company’s stockholders. For these reasons, the Company believes that investing in FINOVA’s debt and equity securities involves a high level of risk to the investor.

At September 30, 2003, the Senior Notes are reflected in the Company’s balance sheet net of a remaining $638.4 million unamortized discount, which was originally recorded with the adoption of fresh-start reporting upon emergence from chapter 11. The recorded book value of the remaining Senior Notes is scheduled to increase to $2.97 billion over time through amortization of the discount as interest expense. The Company is obligated to repay the full $2.97 billion principal amount of the Senior Notes.

During the third quarter of 2003, repayments of the Berkadia Loan totaled $450.0 million, and on November 7, 2003, the Company repaid an additional $225.0 million. Principal payments made to Berkadia since emergence from chapter 11 have reduced the Berkadia Loan to $525.0 million as of the filing of this report. The pace of debt repayments depends on numerous factors, including the rate of collections from borrowers and asset sales.

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

During the third quarter of 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchase generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount). The repurchase reduced the face amount of the Senior Notes to $2.97 billion. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes with a face amount of $285.0 million. There can be no assurance that the Company will repurchase any additional Senior Notes or that additional Senior Notes will become available at acceptable prices.

On October 20, 2003, the Company received a federal tax refund of $32.5 million, which will be recorded in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as a direct addition to paid-in-capital. This refund was the result of the Company making certain elections and filings that have enabled it to carryback NOLs to prior periods.

Obligations and Commitments. The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at September 30, 2003 and December 31, 2002. A detailed repayment schedule has not been provided because the Company’s most significant obligations are contractual as to amount but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	September 30, 2003		December 31, 2002
Obligations and Commitments	Contractual	Contingent	Contractual	Contingent
	(Dollars in thousands)
Berkadia Loan	$750,000	$	$2,175,000	$
Management Services Agreement	58,000		64,000
Senior Notes	2,967,979		3,067,949
Contingent interest on Senior Notes		91,232		94,313
Unfunded customer commitments		220,165		568,267
Nonrecourse debt associated with the leveraged lease portfolio	905,461		990,908
Lease obligations	18,406		25,878
	$4,699,846	$311,397	$6,323,735	$662,580

Principal repayment of the Berkadia Loan is contingent on available cash in excess of cash reserves. Unpaid principal and accrued interest are due at maturity on August 20, 2006. In addition to amounts included in the table, FINOVA is obligated to pay Berkadia 50% of the Net Interest Savings, resulting from the Senior Note repurchases. Based on interest rates in effect as of September 30, 2003, 50% of the Net Interest Savings for repurchases to date is estimated to be approximately $8.9 million per year. The Net Interest Savings will fluctuate with changes in interest rates and would change if additional Senior Notes were repurchased.

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

Contingent interest cannot commence until the Senior Notes are paid in full. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity in November 2009 or to pay any contingent interest.

Unfunded customer commitments (primarily unused lines of credit) have declined from $568.3 million at December 31, 2002 to $220.2 million at September 30, 2003, primarily due to the elimination of outstanding commitments associated with asset sales during 2003 and the termination and/or expiration of other outstanding committed lines of credit. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with accuracy what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below the commitment amounts.

The nonrecourse debt associated with leveraged leases represents principal amounts due to third party lenders under lease arrangements. Nonrecourse debt declined to $905.5 million during 2003, primarily due to scheduled principal payments of $62.1 million, the repayment of $15.5 million of nonrecourse debt following the sale of two office properties and the elimination of $14.5 million of nonrecourse debt as a result of a senior debt holder proceeding against the underlying asset, partially offset by $6.7 million of additional nonrecourse debt assumed in a foreclosure proceeding.

Lease obligations represent total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $18.4 million during 2003, primarily due to scheduled rent payments.

Collection of the Portfolio. As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company will consider the sale of certain portfolios if buyers can be found at acceptable prices. Due to restrictions contained in FINOVA’s debt agreements as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio. The following table presents the activity in total financial assets, net of the reserve for credit losses for the nine months ended September 30, 2003:

(Dollars in thousands)
Total financial assets at December 31, 2002	$3,156,151

Cash activity:
Fundings under outstanding customer commitments	322,116
Collections and proceeds from financial assets	(1,574,143)
Net cash flows	(1,252,027)

Non-cash activity:
Reversal of provision for credit losses	153,768
Net charge-offs of financial assets	(25,253)
Other non-cash activity	6,070
Net non-cash activity	134,585
Total financial assets at September 30, 2003	$2,038,709

Total financial assets, net of the reserve for credit losses, declined to $2.0 billion at September 30, 2003, down from $3.2 billion at December 31, 2002. During 2003, net cash flows from the portfolio totaled $1.3 billion, while non-cash activity resulted in a $134.6 million increase in net financial assets. Components of net cash flow included $1.2 billion from collections on financial assets (including recoveries), $373.0 million from the sale of assets (excluding cash gains), offset by $322.1 million of fundings under outstanding customer commitments. Collections on financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA’s asset portfolio, prepayment levels as well as scheduled amortization are expected to decline over time. Non-cash activity included a $153.8 million reversal of reserves and other non-cash activity of $6.1 million, partially offset by a $25.3 million reduction related to markdowns of owned assets.

FINOVA’s reserve for credit losses decreased to $305.8 million at September 30, 2003 from $540.3 million at December 31, 2002. At September 30, 2003, the total carrying amount of impaired loans and leases was $960.6 million, of which $321.7 million were revenue accruing. The Company has established impairment reserves of $257.4 million related to $603.5 million of impaired assets. At December 31, 2002, the total carrying amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. Impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of impaired assets.

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

Other reserves related to estimated inherent losses on unimpaired assets, decreased primarily as a result of collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $653.6 million or 27.9% of total financial assets (before reserves) at September 30, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $674.5 million and write-offs and net valuation markdowns of $123.5 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. Risks, uncertainties and other factors may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include, but are not limited to:

•      The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. Portfolio decisions are based on estimates of asset value and future cash flows and actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding secured debt and other obligations and have a materially adverse impact on its financial position and results of operations. The focus on maximizing portfolio values and the absence of new business generation will cause future financial results to differ materially from prior periods. Similarly, adoption of fresh-start reporting upon emergence from bankruptcy has resulted in revaluation of certain assets and liabilities and other adjustments to the financial statements, so that prior results are not indicative of future expectations.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1, Note H “Litigation and Claims” for a discussion of pending legal proceedings.

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

THE FINOVA GROUP INC.

(Registrant)

Dated: November 10, 2003	By:	/s/ Stuart A. Tashlik
Stuart A. Tashlik, Senior Vice President, Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.