Form 10-K
period 2003-12-31
FINOVA GROUP INC
filed 2004-03-30
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 1-11011

THE FINOVA GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0695381
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

4800 North Scottsdale Road Scottsdale, AZ	85251-7623
(Address of principal executive offices)	(Zip code)

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

On March 15, 2004, the registrant had 122,041,162 shares of Common Stock ($0.01 par value) outstanding.

Aggregate market value of Common Stock, held by nonaffiliates of the registrant as of June 30, 2003 (based on its closing price per share on that date of $0.19) was approximately $11.6 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to 2004 Annual Meeting of Shareholders of The FINOVA Group Inc. (but excluding information contained in that document furnished pursuant to items 306, 402(k) and (I) and item 601(b)(32) of SEC Regulation S-K) are incorporated by reference into Part III of this report.

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

As described below, the Company emerged from chapter 11 reorganization proceedings on August 21, 2001. Since that time, the Company’s business activities have been limited to the orderly collection and liquidation of its assets. The Company has not engaged in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers in an effort to maximize the liquidation value of its assets. Any cash flows generated in excess of cash reserves permitted in the Company’s debt agreements are used to reduce the Company’s obligations to its creditors.

FINOVA is a Delaware corporation incorporated in 1991. FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800.

High Investment Risk

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

Pursuant to the Plan, Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. An affiliate of Berkadia continues to hold 61,020,581 shares of common stock issued in conjunction with the Plan, representing 50% of FINOVA’s outstanding shares.

Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its 7.5% Senior Secured Notes (the “Senior Notes”) issued in conjunction with the Plan. Beginning May 15, 2004, in accordance with the terms of the Indenture governing the Senior Notes (the “Indenture”), the Company expects to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. The Company, however, does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash.

As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make distributions on its common stock. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest (formerly second to the Berkadia Loan) in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% of each principal repayment. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes (and prior to its repayment in February 2004, the Berkadia Loan), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

FINOVA’s business will continue to be operated under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Portfolio Descriptions

The asset liquidation process has resulted in significant reductions in the size of many of the Company’s niche portfolios. To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit; however, its assets continue to be concentrated in certain specific market niches. The remaining assets of several portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine and rediscount) have been combined for reporting purposes. The resort, specialty real estate and transportation portfolios are reported separately. The following niche descriptions include information regarding the typical structure of transactions within the portfolio.

•	Commercial Equipment - equipment leases and loans to a broad range of mid-size companies. Specialty markets include emerging growth technology industries (primarily biotechnology), electronics, telecommunications, supermarket/specialty retailers and most heavy industries.
•	Communications - term financing to advertising and subscriber-supported businesses, including radio and television broadcasting, cable television, paging, outdoor advertising, publishing and emerging technologies such as internet service providers and competitive local exchange carriers.
•	Corporate Finance - cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Corporate finance was previously classified as a discontinued operation; however, upon emergence from chapter 11, the remaining net assets were reclassified to assets held for sale at their estimated net realizable value and subsequently reclassified to loans.
•	Franchise - equipment, real estate and acquisition financing for operators of established franchise concepts. During 2002, approximately $552 million of these assets were sold in multiple transactions.
•	Healthcare - real estate, working capital and equipment financing products for the U.S. healthcare industry.
•	Mezzanine Capital - secured subordinated debt with warrants to mid-size North American companies for expansion capital, buyouts or recapitalization.
•	Rediscount - revolving credit facilities to the independent consumer finance industry, including direct loan, automobile, mortgage and premium finance companies. In March 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a net gain of $4.4 million.
•	Resort - acquisition, construction and receivables financing for timeshare resorts, second home communities and fractional interest resorts. In December 2003, FINOVA received $276 million in final settlement of substantially all amounts owed from the Company’s largest borrower, a timeshare resort development company. The cash settlement resulted in a $91.1 million recovery in excess of FINOVA’s carrying amount.
•	Specialty Real Estate - senior term acquisition and bridge/interim loans on hotel and resort properties. FINOVA also provided equity investments in credit-oriented real estate sale-leasebacks. In late 2003, the Company’s remaining real estate leveraged lease portfolio was reclassified to assets held for sale.
•	Transportation - structured equipment loans, direct financing, operating and leveraged leases and acquisition financing for domestic and international commercial and cargo airlines, corporate aircraft, railroads and operators of other transportation-related equipment.

Portfolio Composition

The following details the composition and carrying amounts of FINOVA’s total financial assets at December 31, 2003 and 2002:

2003:	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments		Total Financial Assets	%

(Dollars in thousands)
Resort	$447,501	$12,401	$58,349	$7,814	$		$526,065	29.1
Transportation		180,260	86,261	54,823		127,447	448,791	24.9
Specialty Real Estate	280,167	2,802	46,723	1,275			330,967	18.3
All other portfolios	98,250	25,252	318,354	19,702		38,603	500,161	27.7

Total financial assets	$825,918	$220,715	$509,687	$83,614		$166,050	$1,805,984	100.0
Reserve for credit losses							(274,828)

Total							$1,531,156

2002:	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%

(Dollars in thousands)
Resort	$895,577	$113,000	$115,450	$31,680	$3,500	$1,159,207	31.4
Transportation		308,998	175,064	69,703	162,345	716,110	19.4
Specialty Real Estate	409,557	22,358	104,535	3,487	14,826	554,763	15.0
All other portfolios	325,644	26,719	854,309	39,004	20,663	1,266,339	34.2

Total financial assets	$1,630,778	$471,075	$1,249,358	$143,874	$201,334	$3,696,419	100.0
Reserve for credit losses						(540,268)

Total						$3,156,151

The following table presents balances and changes to the reserve for credit losses:

	Year Ended December 31,
	2003	2002

	(Dollars in thousands)
Balance, beginning of year	$540,268	$1,019,878
Reversal of provision for credit losses	(238,786)	(339,986)
Write-offs	(136,268)	(190,021)
Recoveries	109,581	50,033
Other	33	364

Balance, end of year	$274,828	$540,268

For the year ended December 31, 2003, the Company recorded a $238.8 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to recoveries of amounts previously written off, proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves) and the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections. The reversal of provision included $43.9 million directly related to the final settlement of substantially all amounts owed from the Company’s largest borrower. Partially offsetting these reversals were new impairment reserves established on specific accounts.

For the year ended December 31, 2002, the Company recorded a $340.0 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily related to proceeds received from portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves); the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections; reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and

recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	2003	2002

	(Dollars in thousands)
Reserves on impaired assets	$239,975	$438,172
Other reserves	34,853	102,096

Reserve for credit losses	$274,828	$540,268

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. For a detailed discussion of the Company’s accounting policies and reserve for credit losses, see Annex A, Notes to Consolidated Financial Statements, Note B “Significant Accounting Policies” and Note D “Reserve for Credit Losses.”

Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation would have a material negative impact on the Company’s ability to recover recorded asset amounts.

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

Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts. Accounting rules restrict the Company’s ability to change impairment reserves and carrying amounts. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the restrictions.

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

FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict with any certainty.

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

The current state of the aircraft industry continues to include significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, during each of the last three years, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

At December 31, 2003 and 2002, the Company’s transportation portfolio consisted of the following aircraft:

2003

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	20
Boeing 727	30	5	25	26
Boeing 737	26	26		19
Boeing 747	12	5	7	21
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	28	28		18
Regional jets, corporate aircraft and turbo props	41	41		12

Total	197	141	56	21

2002

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	8	4	4	13
Boeing 727	34	9	25	25
Boeing 737	33	33		18
Boeing 747	15	8	7	21
Boeing 757	9	9		10
Boeing 767	1	1		16
McDonnell Douglas DC 8 and DC 9	34	25	9	29
McDonnell Douglas DC 10	20	8	12	24
McDonnell Douglas MD series	30	30		17
Regional jets, corporate aircraft and turbo props	47	44	3	12

Total	231	171	60	20

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all aircraft due to the significant level of defaults and returned aircraft.

At December 31, 2003, 66 aircraft with a carrying value of $240.8 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $167.0 million were operated by foreign carriers. Additionally, 62 aircraft with a carrying value of $25.6 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which are currently being dismantled to be sold in the used parts market.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. During 2003, the Company reassessed the likelihood of off-lease assets being re-leased and began dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs to potentially return to service. The Company completed the dismantling of five aircraft in addition to the 10 referred to above that are currently in process. The Company anticipates additional aircraft being dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

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

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $15.4 million and $24.3 million at December 31, 2003 and 2002, respectively.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At December 31, 2003 and 2002, the carrying amount of the resort portfolio by state was as follows:

	2003		2002

Florida	$193,010	36.7%	$299,458	25.8%
California	84,336	16.0%	162,245	14.0%
Nevada	81,554	15.5%	138,455	12.0%
Hawaii	76,989	14.6%	138,418	11.9%
Arizona	13,729	2.6%	117,780	10.2%
Other (less than 10%)	76,447	14.6%	302,851	26.1%

Total	$526,065	100.0%	$1,159,207	100.0%

Changes in geographic concentrations during 2003 were due to the amount of fundings (under existing customer commitments) and portfolio runoff within individual states as compared to the net runoff for the total portfolio. Runoff included $276 million received in final settlement of substantially all amounts owed to the Company from its largest borrower (carrying amount of $184.9 million), a timeshare resort development company whose developments were highly concentrated within Arizona, Hawaii and California.

Customer Requirements

FINOVA Capital’s financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers are based on several factors, including the cost of borrowed funds, term of the contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees are granted an option to purchase the equipment at the end of the lease term at its then fair market value and, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

Portfolio Management

FINOVA Capital’s portfolio management personnel generally perform detailed reviews and assessments of customer financial statements to analyze financial performance and trends, conduct periodic assessments, appraisals and/or verification of the underlying collateral, seek to identify issues concerning strengths, weaknesses and vulnerabilities of the customer, seek to resolve outstanding issues with the customer, and periodically review and address covenant compliance issues.

Intensive evaluations of borrower performance are an important aspect of the portfolio management review process. In conjunction with this process, portfolio managers update anticipated portfolio cash flows. These evaluations and cash flows serve as a significant component in the determination of portfolio impairment.

Delinquencies and Workouts

FINOVA Capital monitors the timing of payments on its accounts and has established detailed policies and procedures for collection of delinquencies. These policies and procedures are generally employed, unless in the opinion of management, an alternate course is warranted. Generally, for term loans and leases, when an invoice is 10 days past due, the customer is contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained as a result of communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice for principal or interest becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel may be retained to help protect FINOVA Capital’s rights and to pursue its remedies.

Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Impairment reserves may be required even when payments are current, if it is probable that the borrower will not be able to make all payments pursuant to the terms of its contract. When an account is classified as nonaccruing, all accrued and unpaid interest is reversed and future income recognition is suspended. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. Foreclosed or repossessed assets are generally considered to be nonaccruing and are reported as such unless they generate sufficient cash to result in a market rate of return. Those accounts are periodically reviewed and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as it believes appropriate.

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

Employees

At December 31, 2003, the Company had 213 employees compared to 319 and 497 at December 31, 2002 and 2001, respectively. The decrease is attributable to the substantial liquidation and sale of certain portfolios, the Company’s efforts to trim operating expenses, reorganization of the Company and attrition caused by the events of the past several years. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations remain satisfactory.

In January 2004, the Company completed the sale of its timeshare servicing operation, resulting in a further reduction of 43 employees.

FINOVA recognizes that a substantial unanticipated reduction in employees could increase internal control risk; however, the Company believes that its current system of internal controls is effective and contains no material weaknesses.

All employees are covered by a severance program, which has been approved by the Board of Directors and continues with no fixed expiration date. The Company has also developed an annual performance-based incentive program for all employees. In an effort to maintain the stability of its workforce through the remainder of the liquidation, FINOVA’s Board of Directors approved the establishment of two grantor trusts to secure the Company’s existing severance and bonus obligations to all remaining employees. These trusts, which do not increase the Company’s obligations to its employees, were funded in November 2003 with approximately $24.0 million.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed throughout this report including sections captioned “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7a. Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. Risks, uncertainties and other factors may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include, but are not limited to:

•	The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. The carrying amounts of FINOVA’s portfolio are based on estimates of asset value and future cash flows and actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding debt and other obligations and have a materially adverse impact on its financial position and results of operations.

•	Several of the Company’s accounting policies pertain to the ongoing determination of portfolio impairment. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Actual results may differ from the estimates.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•	The cash interest cost of FINOVA’s debt exceeds the cash yield of its asset portfolio and the face amount of interest bearing debt exceeds the amount of earning assets in the portfolio. Failure to comply with its credit obligations could result in additional charges or impact its ability to continue to liquidate its portfolio over time. In addition, changes in interest rate indices may impact interest margin due to lack of matched funding of the Company’s assets and liabilities.

•	Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as staff is reduced, and the loss of key personnel could have a significant impact on the ability to monitor, collect and manage the portfolio.

•	Conditions affecting the Company’s aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including its net operating loss carryforwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as resort and transportation could make the overall portfolio more subject to changes in performance in those industries. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including resort and transportation) of such borrowers and their affiliates.

•	Risks of litigation. See “Item 3. Legal Proceedings,” for a further discussion.

•	Other risks detailed in this and FINOVA’s other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Investor Information

FINOVA is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, FINOVA files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Those reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information on FINOVA’s website. The address is www.finova.com. FINOVA also makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act within two business days after filing that material with the SEC.

FINOVA has a Code of Conduct applicable to all FINOVA employees, including FINOVA’s Chairman, President, Chief Executive Officer and Chief Financial Officer. A copy of the Code of Conduct is available on FINOVA’s website. FINOVA intends to post any amendments to, or waivers from, the Code of Conduct applicable to the senior officers listed above.

Item 2.	Properties.

FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800. FINOVA Capital operates various additional offices in the United States and one in Europe. All of these properties are leased.

As a result of the continued liquidation and sale of assets, FINOVA has consolidated operations and reduced staffing, resulting in the need for less office space. FINOVA continues to negotiate its operating lease contracts in an effort to reduce operating lease costs. FINOVA has terminated all or a portion of multiple operating lease contracts and ceased using significant portions of several office locations. While the Company pursues subleasing opportunities, it continues to incur costs under these operating lease contracts without receiving economic benefit. The Company maintains a liability for the estimated fair value of future rental payments, net of anticipated subrentals and lease termination damages on office space the Company is no longer using. See Annex A, Notes to Consolidated Financial Statements, Note P “Costs Associated with Exit or Disposal Activities” for more information.

Item 3.	Legal Proceedings.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2003. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

The first lawsuit, a complaint captioned Earle B. Gregory, et al, v. FINOVA Capital Corporation, James T. Garrett, et al., (the “Gregory action”) was filed in the Court of Common Pleas of Lancaster County, South Carolina, case no. 2003-CP-29-967, and was served on FINOVA on October 17, 2003. An amended complaint was served on November 5, 2003, prior to the deadline for FINOVA to answer, plead, or otherwise respond to the original complaint. The Gregory action was properly removed to the United States District Court for the District of South Carolina on November 17, 2003, pursuant to 28 U.S.C. §§ 1334 and 1452. The plaintiffs filed a motion to remand the case to state court, but the U.S. District Court denied this motion in an order dated December 18, 2003.

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. 8:03-372413 (“Moore”), was filed in the United States District Court for the District of South Carolina on November 25, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. C 204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

Each of the five Thaxton-related lawsuits are styled as class actions, purportedly brought on behalf of certain defined classes of people who had purchased subordinated notes from the Thaxton Entities. The complaints by the subordinated noteholders allege claims of fraud, securities fraud, and various other civil conspiracy and business torts in the sale of the subordinated notes. Each of the complaints seeks an unspecified amount of damages, among other remedies. In addition to FINOVA, the complaints each name as co-defendants Thaxton’s accountants and attorneys, and in the Gregory case, several officers of the Thaxton Entities.

There are approximately 6,800 holders of the subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. The unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend against the claims, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Optional Item.	Executive Officers of Registrant.

Set forth below is information with respect to those individuals who serve as executive officers of FINOVA. Messrs. Cumming, Steinberg and Mara serve pursuant to the Management Services Agreement with Leucadia that expires in 2011. Messrs. Gray, Lieberman and Tashlik are “at will” employees and may be terminated at any time.

Name	Age	Position and Background

Ian M. Cumming	63	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

Joseph S. Steinberg	60	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Thomas E. Mara	58	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

Glenn E. Gray	50	Chief Operating Officer of FINOVA since 2002. Previously, Senior Vice President – Division Manager or similar positions of FINOVA and FINOVA Capital for more than five years.

Richard Lieberman	44	Senior Vice President, General Counsel & Secretary of FINOVA since 2001. Previously, Vice President – Deputy General Counsel or similar positions of FINOVA and FINOVA Capital for more than five years.

Stuart A. Tashlik	47	Senior Vice President and Chief Financial Officer of FINOVA since 2001. Previously, Senior Vice President or similar positions of FINOVA and FINOVA Capital for more than five years. Mr. Tashlik has been on leave unrelated to work performance since early 2004.

Although not an executive officer, in Mr. Tashlik’s absence, Richard A. Ross, 36, Vice President and Chief Accounting Officer, has been the acting principal financial officer. Mr. Ross has been Vice President and Chief Accounting Officer of the Company since March 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

FINOVA’s common stock previously traded on the New York Stock Exchange under the symbol “FNV.” FINOVA and the New York Stock Exchange mutually agreed that the exchange would suspend trading FINOVA’s common stock after the close of market on February 6, 2002. This action was due to FINOVA’s common stock trading below $1.00 per share for more than 30 consecutive trading days. FINOVA’s stock began trading over-the-counter on February 7, 2002 under the symbol “FNVG.” At December 31, 2003 and 2002, FINOVA had approximately 122,041,000 shares of common stock outstanding, 50% of which are held by an affiliate of Berkadia.

The following table summarizes the high and low market prices as reported on the New York Stock Exchange Composite Tape (January 1, 2002 to February 6, 2002) and the OTC Stock Exchange as reported by Commodity Systems Inc. (February 7, 2002 to December 31, 2003). The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Sales Price Range of Common Stock
	2003		2002
Quarters:	High	Low	High	Low
First	$0.20	$0.14	$0.94	$0.18
Second	0.28	0.15	0.34	0.06
Third	0.98	0.19	0.16	0.06
Fourth	0.95	0.52	0.37	0.06

In accordance with the Plan, dividends to stockholders could not occur until the Berkadia Loan was fully repaid. Although the Berkadia Loan has been fully repaid, stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% of each principal repayment. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

FINOVA’s Certificate of Incorporation prohibits persons (except Berkadia and its affiliates) from acquiring 5% or more of Corporation Securities (as defined) unless the purchase is approved by the Board of Directors. Those restrictions did not apply to the acquisition of shares in connection with the reorganization proceedings. The restrictions will remain in effect until the earlier of (a) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (b) the beginning of the taxable year of the Company to which certain tax benefits may no longer be carried forward.

As of March 15, 2004, there were approximately 15,900 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.40.

Item 6.	Selected Financial Data.

The following table summarizes selected financial data obtained or derived from the audited consolidated financial statements of FINOVA for each of the years ended December 31, 2003 and 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and each of the years ended December 31, 2000 and 1999. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements of FINOVA and the Notes to Consolidated Financial Statements included in Annex A, as well as the rest of this report. Prior year amounts have been reclassified to conform to 2003 presentation.

As a result of fresh-start reporting and changes in the Company’s operations, the consolidated financial statements of the Company for the periods subsequent to August 31, 2001 (the “Reorganized Company”) are not comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”).

	Reorganized Company			Predecessor Company
	Year Ended Dec. 31,		Four Months Ended	Eight Months Ended	Year Ended Dec. 31,
	2003	2002	Dec. 31, 2001	Aug. 31, 2001	2000	1999

	(Dollars in thousands, except per share data)

OPERATIONS:
Interest margin	$25,794	$(69,950)	$(10,605)	$78,033	$454,901	$483,540
Provision for credit losses	238,786	339,986	(777,500)	(230,772)	(643,000)	(22,390)
Net gain (loss) on financial assets	63,054	(81,479)	(281,608)	(320,934)	(168,589)	67,886
Portfolio expenses	(29,341)	(46,859)	(8,523)	(12,521)	(13,777)	(10,887)
General and administrative expenses	(70,673)	(108,407)	(63,272)	(121,553)	(385,635)	(157,810)
Gain from extinguishment of debt, net of fresh-start discount	28,493	88,237
Income (loss) from continuing operations	256,113	121,472	(1,142,300)	(654,583)	(546,709)	218,241
Net income (loss)	256,113	121,472	(1,142,300)	(640,850)	(939,817)	215,244
Diluted earnings (loss) from continuing operations per share	$2.10	$1.00	$(9.36)	$(10.28)	$(8.96)	$3.45
Diluted adjusted weighted average shares outstanding	122,041,000	122,041,000	122,041,000	63,677,000	60,994,000	64,300,000
Dividends per common share	$—	$—	$—	$—	$0.54	$0.68

FINANCIAL POSITION:
Total financial assets (before reserves)	$1,805,984	$3,696,419	$6,451,764	$7,587,606	$11,863,731	$13,602,614
Nonaccruing assets	593,301	1,393,232	1,842,605	1,329,654	1,407,539	295,123
Reserve for credit losses	(274,828)	(540,268)	(1,019,878)	(256,324)	(578,750)	(178,266)
Total assets	2,344,176	3,759,008	6,504,025	8,302,956	12,089,086	13,889,889
Berkadia Loan	525,000	2,175,000	4,900,000	5,600,000
Senior debt - Reorganized Company (1)	2,338,791	2,381,643	2,489,082	2,479,139
Senior debt - Predecessor Company					10,997,687	11,407,767
Convertible preferred securities					111,550	111,550
Stockholders’ equity	(652,747)	(970,749)	(1,120,569)	17,623	672,934	1,663,381

RATIOS:
Nonaccruing assets as a % of total financial assets (before reserves)	32.9%	37.7%	28.6%	17.5%	11.9%	2.2%
Reserve for credit losses as a % of:
Total financing assets	18.3%	17.4%	18.3%	4.1%	6.3%	1.9%
Nonaccruing assets	46.3%	38.8%	55.3%	19.3%	41.1%	60.4%

(1)	Senior debt – Reorganized Company is net of a fresh-start discount of $629,158, $686,306, $761,396 and $771,339 at December 31, 2003, 2002 and 2001 and August 31, 2001, respectively. The Company remains obligated for the full principal amount, which was $2,967,949 at December 31, 2003, $3,067,949 at December 31, 2002 and $3,250,478 at December 31, 2001 and August 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1 – 16 of Annex A.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk.

See page 16 of Annex A.

Item 8.	Financial Statements and Supplemental Data.

1.	Financial Statements – See Item 15 hereof and Annex A.
2.	Supplementary Data – See Condensed Quarterly Results included in Annex A, Supplemental Selected Financial Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.	Controls and Procedures.

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and acting principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act)), as of December 31, 2003. Based on their evaluation, the Company’s principal executive and acting principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to reduce its workforce, consolidate its operations and outsource certain functions. Accordingly, responsibility for administration, management and review of many of the Company’s assets has transitioned among FINOVA’s remaining personnel. Management has supervised these transitions and has implemented procedures it believes provide effective disclosure and internal controls over financial reporting. The Company is assessing the efficacy of these procedures and will continue to do so in subsequent periods.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information concerning FINOVA’s directors will be incorporated by reference from FINOVA’s Proxy Statement issued in connection with its 2004 Annual Meeting of Shareholders (the “Proxy Statement”).

For information regarding FINOVA’s executive officers, see the Optional Item in Part I, following Item 4.

Item 11.	Executive Compensation.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FINOVA does not have any equity compensation plans.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)	Documents filed.

1)	Financial Statements.

The following financial information of FINOVA is included in Annex A:

2)	Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)	Exhibits.

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A

(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B

(4.A)	Form of Common Stock Certificate.	10-K	3/15/02	4.A

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.	8-K	8/27/01	10.B

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.	8-K	8/27/01	10.D

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E

(10.F)	Guaranty, dated as of August 21, 2001, by certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC.	10-K	3/21/03	10.I.1

(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	4/26/01	10.T.1

(10.L)	Form of Letter for the Bonus Program.+	10-K	3/15/02	10.L

(10.M.1)	Severance Plan.+	10-K	3/15/02	10.M.1

(10.M.2)	Enhanced Severance Plan. +	10-K	3/15/02	10.M.2

(10.N)	FINOVA’s policies regarding compensation of directors are incorporated by reference from the Proxy Statement.+

(10.O)	Compensation Agreement and Release for Stuart A. Tashlik dated March 15, 2001.+	10-K/A	4/26/01	10.E.6

(10.P.1)	Letter from FINOVA to Glenn E. Gray dated February 20, 2004.+	*

(10.P.2)	Letter from FINOVA to Richard Lieberman dated February 20, 2004.+	*

(10.P.3)	Letter from FINOVA to Stuart A. Tashlik dated February 20, 2004.+	*

(10.Q)	Executive Severance Plan, Tier III.+	10-K	3/15/02	10.X

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit

(10.R)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	*

(10.S)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	*

(12)	Computation of Ratio of Income (Loss) to Fixed Charges and Preferred Stock Dividends.	*

(14)	Code of Conduct (Code of Ethics).	*

(21)	Subsidiaries.	*

(23)	Consent of Independent Auditors from Ernst & Young LLP.	*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(31.2)	Certification of acting principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(32.2)	Certification of acting principal financial officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report
**	Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K
+	Relating to management compensation

b)	Reports on Form 8-K.

A report of Form 8-K, dated December 19, 2003 was filed by FINOVA, which reported the receipt of $276 million in final settlement of substantially all amounts owed to the Company from its largest borrower, a timeshare resort development company.

A report on Form 8-K, dated February 9, 2004 was filed by FINOVA, which reported that FINOVA Capital Corporation, the Company’s principal operating subsidiary, fully repaid its $5.6 billion loan from Berkadia LLC, a joint venture between Berkshire Hathaway, Inc. and Leucadia National Corporation.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name and Title	Date	Signature

Principal Executive Officer:

Thomas E. Mara	March 23, 2004	/s/ Thomas E. Mara

Chief Executive Officer and a Director

Principal Financial and Accounting Officer:

Richard A. Ross	March 23, 2004	/s/ Richard A. Ross

Vice President – Chief Accounting Officer (acting principal financial officer)

Directors:

Thomas F. Boland	March 23, 2004	/s/ Thomas F. Boland

Ian M. Cumming	March 23, 2004	/s/ Ian M. Cumming

G. Robert Durham	March 23, 2004	/s/ G. Robert Durham

R. Gregory Morgan	March 23, 2004	/s/ R. Gregory Morgan

Kenneth R. Smith	March 24, 2004	/s/ Kenneth R. Smith

Joseph S. Steinberg	March 19, 2004	/s/ Joseph S. Steinberg

ANNEX A

THE FINOVA GROUP INC.

A-i

THE FINOVA GROUP INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplemental Data.” The discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

Overview

Bankruptcy Proceedings/Emergence. On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to chapter 11, title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001, when the Company emerged from bankruptcy.

Restrictions on Business Activities. The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value.

To change the restrictions in the Indenture to permit new business would require the consent of 75% of the Senior Note holders. Absent a further restructuring of its debt through bankruptcy, which could lift those restrictions, the present controlled liquidation of its assets described above is the only business activity the Company is permitted to conduct. Any restructuring of its debt obligations through a bankruptcy proceeding would require an infusion of new capital and/or the approval of the holders of two-thirds of the amount of the Senior Notes and more than half of the number of holders. No assurance can be made that any bankruptcy restructuring effort will commence, or if made, what the timing or outcome would be.

Liquidity. Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes (and prior to its repayment in February 2004, the Berkadia Loan) (collectively “Senior Debt Obligations”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

Asset Shortfall. The following illustrates that the carrying value of the Company’s assets is less than the face amount of its Senior Debt Obligations as of December 31, 2003, 2002 and 2001:

	2003	2002	2001

Cash and Other Assets	$813,020	$602,857	$1,072,139
Total Financial Assets	1,531,156	3,156,151	5,431,886

Total Assets	2,344,176	3,759,008	6,504,025

Berkadia Loan	525,000	2,175,000	4,900,000
Senior Notes (principal amount due)	2,967,949	3,067,949	3,250,478
Accrued Interest on Senior Debt	30,765	35,327	45,364

Total Senior Debt Obligations	3,523,714	5,278,276	8,195,842

Asset Shortfall	$(1,179,538)	$(1,519,268)	$(1,691,817)

Required Recovery Rate on Remaining Total Financial Assets to Eliminate Shortfall	177%	148%	131%

THE FINOVA GROUP INC.

As reflected in the table, unless the actual cash flows from FINOVA’s asset are substantially greater than the amount assumed to determine the carrying amounts of its assets, FINOVA will not have sufficient assets to fully repay its Senior Debt Obligations. The Company has been successful in its efforts to maximize the value of the portfolio as evidenced by the decline in the asset shortfall from $1.7 billion at December 31, 2001 to $1.2 billion at December 31, 2003; however, to eliminate the shortfall, FINOVA would have to liquidate all of its remaining total financial assets at 177% of their book value. Despite the income recorded over the last two years and the progress that has been made in liquidating assets, the required recovery rate to eliminate the shortfall has continued to grow from 131% at December 31, 2001 to 177% at December 31, 2003. While the net asset liquidation and collection efforts to date have been in excess of their recorded book values, those recoveries on average have been below the rate of return necessary to fully repay the Senior Debt Obligations. If this trend continues, a greater asset return must be realized to fully satisfy the obligations. The Company does not believe that the future asset realization rate will increase sufficiently to fully offset the shortfall. The Company expects that the future asset realization rate will begin to decline due to the fact that many of the more attractive assets within the portfolio have already been liquidated and the Company continues to have significant exposure in its portfolio of non-performing assets and used aircraft. The transportation portfolio has become an increasing percentage of the remaining portfolio and the Company believes that even though the financial health of the airline industry has improved slightly, excess capacity still exists for new and used aircraft, impacting aircraft values and the Company’s ability to liquidate its predominately older vintage aircraft. During 2003, FINOVA began dismantling aircraft for sale in the used parts market and anticipates additional aircraft will be dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

Berkadia Loan Repaid. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The $5.6 billion first priority loan was received in August 2001 in conjunction with FINOVA’s emergence from bankruptcy.

$3.0 Billion of Senior Notes Outstanding. Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. Beginning May 15, 2004, in accordance with the terms of the Indenture, the Company expects to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, as noted above, the Company does not believe that it has sufficient assets to fully repay this debt, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Upon repayment of the Berkadia Loan in February 2004, the Senior Notes now have a first priority security interest in virtually all of FINOVA’s assets.

No Stockholder Payments Anticipated. Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% of each principal repayment. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

Future Management/Direction. The Company is committed to maximizing the value of its remaining portfolio and paying its obligations as they become due. FINOVA’s business will continue to be operated under a Management Services Agreement with Leucadia that expires in 2011.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make distributions on its common stock. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Critical Accounting Estimates

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

THE FINOVA GROUP INC.

Carrying Amounts, Impairment and Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation would have a material negative impact on the Company’s ability to recover recorded amounts.

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

Impairment of financing assets (subsequent to implementation of fresh-start reporting) is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. These marked down values became the Company’s new cost basis in those assets, and accounting rules do not permit the carrying value of these assets to be increased above that fresh-start cost basis if subsequent facts and assumptions result in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis are recorded through operations when collected.

Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when collected.

Because of these accounting restrictions, FINOVA is not permitted to fully reflect some anticipated improvements in the portfolio until they are actually realized.

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

FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict with any certainty.

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

The current state of the aircraft industry continues to include significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, during each of the last three years, the Company

THE FINOVA GROUP INC.

reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in increases or reversal of reserves, and similar adjustments to reserves could happen in the future. As of December 31, 2003 and 2002, the reserve for credit losses totaled $274.8 million and $540.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. If recoveries of previous markdowns are realized, gains are recorded at that time. As of December 31, 2003 and 2002, owned assets totaled $127.9 million and $179.7 million, or 7.1% and 4.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of December 31, 2003 and 2002, assets held for sale totaled $138.2 million and $393.1 million, or 7.7% and 10.6% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of December 31, 2003 and 2002, $593.3 million and $1.4 billion, or 32.9% and 37.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. Of this amount, $365.4 million was scheduled to amortize into income over the life of the underlying transactions. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value based upon their trading price shortly after they were issued. The $771.3 million discount to the Senior Notes is being partially amortized as additional interest expense over the term of the notes at an effective rate of 10.8%. The effective rate represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization at 10.8% will increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

THE FINOVA GROUP INC.

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

New Accounting Standards.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which became effective and was adopted by the Company during the fiscal year ending December 31, 2003. The statement requires the Company to provide additional disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The revised statement retains the disclosure requirements in the original Statement No. 132, and contains additional requirements about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

In December 2003, FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the provisions of FIN 46, which had no significant impact to the Company, during the fiscal year ending December 31, 2003.

Virtually all of FINOVA’s impaired loans to entities with marginal or negative equity were the result of operating losses which were not envisioned at the time of the original design and structure of the loans (i.e., actual losses incurred subsequent to the origination of each of the loans have exceeded expected losses at the time of loan origination). FINOVA has restructured debt in accordance with the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which are accounted for in accordance with that statement and are not subject to the provisions of FIN 46.

FINOVA has from time to time for economic or legal reasons related to its borrowers’ financial difficulties granted concessions to borrowers that it would not otherwise consider. Those concessions either stemmed from an agreement between FINOVA and its borrowers or were imposed by law or a court. For example, FINOVA has restructured the terms of debt to alleviate the burden of the borrowers’ near-term cash requirements, and many troubled debt restructurings involved modifying terms to reduce or defer cash payments required of the borrowers in the near future to help the borrowers’ attempts to improve their financial condition and eventually be able to pay FINOVA. In other instances, FINOVA has accepted cash, other assets, or an equity interest in the borrowers in satisfaction of the debt though the value received was less than the amount of the debt because FINOVA concluded that step would maximize recovery of its investment.

Additionally, FINOVA holds variable interests in two qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, these variable interests are excluded from consolidation as long as the Company continues to meet the qualifying special-purpose entity conditions of SFAS No. 140, which it currently does. See Note E “Receivable Sales” for a further discussion of FINOVA’s retained subordinated interests in transferred receivables including FINOVA’s rights and obligations.

THE FINOVA GROUP INC.

Results of Operations

As a result of the application of fresh-start reporting guidelines upon emergence from bankruptcy and the Company’s current situation, which includes the continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from year to year. Trends during any given year may not be indicative of future trends; however, the following discussion of results for the years ended December 31, 2003, 2002 and 2001, may provide useful information regarding the current status of the Company.

	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2003	2002	Change	2002	2001	Change

Interest margin	$25,794	$(69,950)	$95,744	$(69,950)	$67,428	$(137,378)
Provision for credit losses	238,786	339,986	(101,200)	339,986	(1,008,272)	1,348,258
Net gain (loss) on financial assets	63,054	(81,479)	144,533	(81,479)	(602,542)	521,063
Portfolio expenses	(29,341)	(46,859)	17,518	(46,859)	(21,044)	(25,815)
General and administrative expenses	(70,673)	(108,407)	37,734	(108,407)	(184,825)	76,418
Gain from extinguishment of debt, net	28,493	88,237	(59,744)	88,237		88,237
Net reorganization expense					(46,527)	46,527
Income tax (expense) benefit		(56)	56	(56)	1,973	(2,029)
Preferred dividends					(3,074)	3,074
Discontinued operations					(15,017)	15,017
Extraordinary item					28,750	(28,750)

Net income (loss)	$256,113	$121,472	$134,641	$121,472	$(1,783,150)	$1,904,622

Years Ended December 31, 2003 and 2002

Net Income. For the year ended December 31, 2003, the Company reported net income of $256.1 million compared to $121.5 million for the year ended December 31, 2002. The results for 2003 included interest margin of $25.8 million, a $238.8 million reversal of provision for credit losses, a net gain on financial assets of $63.1 million and a $28.5 million net gain from extinguishment of debt, partially offset by portfolio expenses of $29.3 million and general and administrative expenses of $70.7 million.

In general, the net income in 2003 was attributable to substantially better than anticipated realization and performance of FINOVA’s asset portfolios, with the exception of its transportation assets, and gains recognized from extinguishment of debt. The asset realization included an unexpected $91.1 million recovery from the resort portfolio in excess of FINOVA’s carrying amount from the settlement of substantially all amounts owed from its largest borrower. The Company cannot predict whether better than anticipated results will continue over the remaining term of its asset collection and liquidation process.

The net income in 2002 was primarily attributable to somewhat better than anticipated realization on FINOVA’s asset portfolios and gains recognized from extinguishment of debt, partially offset by further deterioration within the Company’s transportation assets.

Interest Margin. For the year ended December 31, 2003, interest margin increased $95.7 million to $25.8 million as compared to a negative $70.0 million for the year ended December 31, 2002. The positive interest margin for 2003 was primarily due to the recognition of suspended and deferred income ($134.1 million and $28.9 million for the years ended December 31, 2003 and 2002, respectively) as a result of payoffs on certain assets in excess of their carrying amounts and to a lesser extent the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and all subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any recognition is not expected to reach 2003 levels. The portfolio is considerably smaller and accounts that have stabilized and demonstrated sustained performance have already been returned to earning status. Absent the recognition of substantial suspended income, the Company expects interest margin to be negative.

Partially offsetting these positive events was a significantly lower level of earning assets ($1.0 billion and $2.1 billion at December 31, 2003 and 2002, respectively) than the face amount of outstanding debt ($3.5 billion and $5.2 billion at December 31, 2003 and

THE FINOVA GROUP INC.

2002, respectively) and the Company’s high aggregate cost of funds (8.3% and 7.0% for the years ended December 31, 2003 and 2002, respectively). The weighted average cost of debt will continue to increase as the lower cost Berkadia Loan (LIBOR plus 2.25%) is repaid, which occurred in February 2004, and the higher cost Senior Notes (7.5% stated rate and 10.8% aggregate fixed cost including fresh-start discount amortization) becomes a higher percentage of the outstanding debt. Following repayment of the Berkadia Loan, the Company’s cost of funds will be fixed at the Senior Notes rate.

Provision for Credit Losses. For the year ended December 31, 2003, the Company recorded a $238.8 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to $109.6 million of recoveries of amounts previously written off, proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts may decline at a faster pace than net present value, thus reducing the impairment reserve.

The $340.0 million reversal of provision for credit losses in 2002 primarily related to portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves); the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections; reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

Since emergence from bankruptcy, the pace of collections and account payoffs have been faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” and “Critical Accounting Estimates” for a discussion of these and additional factors impacting the use of estimates.

Net Gain (Loss) on Financial Assets. The Company realized a net gain on financial assets of $63.1 million for the year ended December 31, 2003 compared to a net loss of $81.5 million for the year ended December 31, 2002. The net gain during 2003 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $31.8 million of gains realized from the sale of two equity investments in timeshare resort development companies, $12.1 million of net gains from the sale of the Company’s position in seven real estate leveraged leases, a $6.9 million gain related to the settlement and restructure of an operating lease including the recognition of forfeited maintenance reserves and security deposits, a $5.8 million gain realized from the sale of nine healthcare related loans and a $4.4 million gain realized on the first quarter rediscount portfolio sale. Partially offsetting these net gains were $48.0 million of impairment markdowns within the transportation portfolio and an $11.1 million markdown to the Company’s remaining real estate leveraged leases in association with their classification as assets held for sale. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its predominately older vintage owned aircraft portfolio. The remainder of the net gain activity is attributable to over 200 individual asset sales (including repossessed assets, loans, residual positions and investments) spread across the portfolio.

During 2003, the Company entered into a number of transactions to sell assets and expects asset sales to continue. However, the Company does not expect to maintain realization rates comparable to 2003 in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets are concentrated in owned aircraft, loans (predominantly timeshare related) and financing leases. The aircraft industry continues to have excess capacity for both new and used aircraft and a lack of demand for certain classes and configurations, especially those of older vintage, such as FINOVA’s fleet. Additionally, the used spare parts market has become increasingly saturated, lessening demand. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will keep pace with 2003 levels.

The $81.5 million net loss for the year ended December 31, 2002 primarily consisted of a $135.1 million net markdown of owned assets within the transportation portfolio, a $17.0 million net markdown of retained interests and owned assets within the commercial equipment

THE FINOVA GROUP INC.

portfolio and valuation adjustments in several other portfolios, partially offset by net gains of $56.6 million within the corporate finance portfolio.

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

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. For the year ended December 31, 2003, portfolio expenses totaled $29.3 million compared to $46.9 million during the same period of 2002. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios, a slight increase in the level of recovered costs and a Company decision in 2003 to begin dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs for potential return to service. The Company completed the dismantling of five aircraft during 2003 and is in the process of dismantling an additional 10 aircraft.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($16.4 million and $25.8 million during 2003 and 2002, respectively). These costs are related to the large number of off-lease and older vintage aircraft and include the cost of storing, maintaining and preparing certain of these aircraft for potential return to service.

General and Administrative Expenses. General and administrative expenses decreased $37.7 million to $70.7 million for the year ended December 31, 2003. The decrease was primarily due to $30.8 million of cost savings resulting from staffing and office occupancy reductions (213 employees at December 31, 2003 compared to 319 at December 31, 2002 and 497 at December 31, 2001). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. General and administrative expenses included charges of $13.0 million and $10.2 million during 2003 and 2002, respectively, for settlement of outstanding litigation, bankruptcy claims and other legal matters. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Gain from Extinguishment of Debt, Net. During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchase generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount).

During 2002, the Company repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. The repurchases generated net gains of $88.2 million ($129.6 million repurchase discounts, partially offset by $41.4 million of unamortized fresh-start discounts).

Income Tax Expense. For the years ended December 31, 2003 and 2002, income tax expense related to pre-tax book income was almost entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of $851.6 million and $859.4 million, respectively, none of which expire prior to 2009. For a further discussion of taxes, see Note J “Income Taxes.”

Years Ended December 31, 2002 and 2001

Net Income (Loss). For the year ended December 31, 2002, the Company reported net income of $121.5 million compared to a net loss of $1.8 billion for the year ended December 31, 2001. The results for 2002 included a $340.0 million reversal of provision for credit losses and an $88.2 million gain from extinguishment of debt, partially offset by a negative interest margin of $70.0 million, a net loss on financial assets of $81.5 million, portfolio expenses of $46.9 million and general and administrative expenses of $108.4 million.

In general, the net income in 2002 was attributable to somewhat better than anticipated realization on FINOVA’s asset portfolios, with the exception of its transportation assets, which continued to deteriorate consistent with the aircraft industry as a whole, and gains recognized

THE FINOVA GROUP INC.

from extinguishment of debt. The $1.8 billion loss for 2001 was primarily the result of $1.0 billion of provision for credit losses and a net loss on financial assets of $602.5 million, reflecting significant portfolio deterioration both before and after the events of September 11.

Interest Margin. For the year ended December 31, 2002, interest margin declined $137.4 million to a negative $70.0 million, primarily due to lower revenues resulting from a significantly lower level of earning assets ($2.1 billion at December 31, 2002 compared to $4.1 billion at December 31, 2001) and higher borrowing costs relative to historic rates paid by the Company. The reduction in earning assets was due to the continued collection or disposition of the existing portfolio, valuation adjustments, the elimination of new business development activities, reduced funding requirements on existing customer commitments and continued reclassification of earning assets to nonaccruing status. Absent significant asset sales, this declining asset trend is expected to continue, albeit at a slower pace, as the level of problem accounts increase as a percentage of total remaining assets. Nonaccruing assets as a percent of total financial assets (before reserves) increased to 37.7% at December 31, 2002 from 28.6% at December 31, 2001. The proportionate increase in nonaccruing assets is primarily the result of the weakened economy and slower collection of nonaccruing assets relative to performing assets. Accounts may be classified as nonaccruing even when payments are current, if there is a likelihood that the borrower will not be able to make all payments, including balloon payments at termination. Also contributing to the decline in interest margin is the fact that FINOVA is no longer match funded, and due to the significant level of nonaccruing assets, it has a lower level of accruing fixed-rate assets than its $3.1 billion of fixed-rate debt obligations as of December 31, 2002. That situation, coupled with historically low variable interest rates, has resulted in a negative interest margin.

Provision for Credit Losses. For the year ended December 31, 2002, the Company recorded a $340.0 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily related to portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves); the Company’s detailed assessment of estimated inherent losses in the portfolio, which indicated an improvement in estimated collections; reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows, discounted at the risk-adjusted rates used for fresh-start reporting. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

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

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” and “Critical Accounting Estimates” for a discussion of these and additional factors impacting the use of estimates.

Net Loss on Financial Assets. The Company realized a net loss on financial assets of $81.5 million for the year ended December 31, 2002 compared to a net loss of $602.5 million for the year ended December 31, 2001. Significant components of the net loss for 2002 consisted of a $135.1 million net markdown of owned assets within the transportation portfolio, a $17.0 million net markdown of owned assets and retained interests within the commercial equipment portfolio and valuation adjustments in several other portfolios. Partially offsetting the losses were net gains of $56.6 million within the corporate finance portfolio, resulting from actual cash received on payoffs and asset sales exceeding the carrying amounts of those assets. The net loss on the commercial equipment portfolio resulted from an increased level of defaults within its securitized portfolio and impairment of owned assets. The net loss on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its aircraft portfolio. Due to the state of the aircraft industry, which included significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the Company’s portfolio, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimate regarding its ability to lease or sell certain returned aircraft. Most of the Company’s aircraft are of older vintage with limited demand in the aircraft market. As a result, the Company lowered its previous estimates of future cash flows expected from its aircraft portfolio, resulting in an increased level of impairment losses. The remainder of

THE FINOVA GROUP INC.

the gain and loss activity was spread among multiple portfolios and was primarily associated with individual asset sales and valuation adjustments.

The $602.5 million loss for the year ended December 31, 2001 was due to the mark down of owned assets, primarily in the transportation portfolio. This portfolio was adversely impacted by problems in the airline industry, which deteriorated further as a result of the terrorist attacks of September 11.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules provide for several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See the “Special Note Regarding Forward-Looking Statements” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. The Company experienced increased portfolio costs, primarily due to a higher number of problem accounts and off-lease and repossessed assets.

For the year ended December 31, 2002, portfolio expenses totaled $46.9 million compared to $21.0 million for 2001. The increase was primarily attributable to FINOVA’s transportation portfolio, which had expenses of $25.8 million for the year ended December 31, 2002 compared to $6.3 million in 2001. This increase was directly related to the large number of off-lease aircraft and included the cost of storing, maintaining and preparing certain of those aircraft for eventual return to service. The remainder of the increase was spread among several portfolios and was primarily associated with an increased number of problem accounts, foreclosures and repossessed assets.

General and Administrative Expenses. General and administrative expenses decreased $76.4 million to $108.4 million for the year ended December 31, 2002. The decrease was primarily due to $43.0 million of cost savings resulting from staffing and office occupancy reductions (319 employees at December 31, 2002 compared to 497 at December 31, 2001 and 1,098 at December 31, 2000). A significant amount of the severance costs related to 2002 staffing reductions had been accrued in 2001, when the Company notified many employees of their pending termination. Also contributing to the decrease was $25.4 million of lower professional fees, which in the prior year included substantial investment banking, legal and accounting fees, principally related to the bankruptcy process. Partially offsetting the decline in general and administrative expenses during 2002 was an increased level of settlements primarily related to the resolution of the Company’s bankruptcy claims. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and high level of work intensive assets in the portfolio.

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

Income Tax Expense. For the year ended December 31, 2002, income tax expense related to pre-tax book income was almost entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2002, the Company had federal net operating loss carryforwards of $859.4 million, which expire between 2009 and 2023. In 2001, the Company recorded an income tax benefit of $2.0 million related to losses generated from foreign operations (primarily the United Kingdom and Canada).

Discontinued Operations. Businesses that were previously classified as discontinued operations were reclassified to assets held for sale upon emergence from chapter 11. For the eight months ended August 31, 2001, losses from discontinued operations consisted of additional net realizable markdowns of $18.0 million, partially offset by operating income of $3.0 million.

THE FINOVA GROUP INC.

Extraordinary Items. The gain of $28.8 million reported in 2001 was due to the forgiveness of debt in connection with the restructuring of FINOVA Finance Trust’s 5½% Convertible Trust Originated Preferred Securities as discussed in Notes to Consolidated Financial Statements, Note M “Convertible Preferred Securities.”

Financial Condition, Liquidity and Capital Resources

Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes (and prior to its repayment in February 2004, the Berkadia Loan), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

The terms of the Company’s debt agreements substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the agreements, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve after payment of interest on the Berkadia Loan and the Senior Notes, was first required to be paid (“mandatory prepayments”) to reduce the principal amount of the Berkadia Loan on a quarterly basis and once the Berkadia Loan was repaid, to reduce the principal amount of the Senior Notes on a semi-annual basis. In addition to mandatory prepayments, the Company was permitted, with Berkadia’s consent, to make voluntary prepayments on the Berkadia Loan. During 2003, mandatory and voluntary prepayments to Berkadia totaled $1.65 billion. Principal payments made to Berkadia since emergence reduced the Berkadia Loan to $525.0 million as of December 31, 2003.

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The $5.6 billion first priority loan was received in August 2001 in conjunction with FINOVA’s emergence from bankruptcy.

Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. Beginning May 15, 2004, in accordance with the terms of the Indenture, the Company expects to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, the Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Upon repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% (i.e., 5%/95% as noted below) of each principal repayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

As a result of the restrictions contained in the Company’s debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates.

The Company has a negative net worth of $652.7 million as of December 31, 2003 ($1.3 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, pay the 5% distribution to common stockholders, or to make any contingent interest payments, as discussed in “Obligations and Commitments” below.

THE FINOVA GROUP INC.

As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

In accordance with the terms of FINOVA’s debt agreements, the Company was permitted to use cash to purchase its Senior Notes through tender offers, open market purchases and/or privately negotiated transactions. See Note F “Debt” for restrictions on the use of cash. In August 2002, in accordance with the Company’s debt agreements, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings was calculated as the difference between (a) the reduction in interest expense on the Senior Notes (resulting from the repurchase of such Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments on the Berkadia Loan). On each date that interest is paid on the outstanding Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date was paid to Berkadia. The other 50% of the Net Interest Savings was retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia ceased to have the right to receive any Net Interest Savings accruing after that repayment. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of FINOVA’s Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia.

During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. In 2002, the Company had repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes.

Now that the Berkadia Loan has been repaid, the Indenture permits FINOVA to use up to $150 million each year to repurchase Senior Notes. There can be no assurance that the Company will repurchase any additional Senior Notes or that additional Senior Notes will become available at acceptable prices.

During 2003 and 2002, the Company received federal tax refunds of $32.5 million and $36.0 million, respectively, which were recorded in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as direct additions to paid-in-capital. These refunds were the result of the Company making certain elections and filings that enabled it to carryback NOLs to prior periods.

Obligations and Commitments

The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at December 31, 2003 and 2002. A detailed repayment schedule has not been provided because the Company’s most significant obligations are contractual as to amount, but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	December 31, 2003			December 31, 2002
Obligations and Commitments	Contractual	Contingent		Contractual	Contingent

	(Dollars in thousands)
Berkadia Loan	$525,000	$		$2,175,000	$
Management Services Agreement	56,000			64,000
Senior Notes	2,967,949			3,067,949
Contingent interest on Senior Notes			91,232			94,313
Unfunded customer commitments			73,814			568,267
Lease obligations	18,071			25,878

	$3,567,020		$165,046	$5,332,827		$662,580

Interest on the Berkadia Loan was payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement), plus 2.25%. Principal repayment of the Berkadia Loan was contingent on available cash in excess of cash reserves. The Berkadia Loan, which was scheduled to mature in August 2006, was fully repaid on February 9, 2004. In addition to amounts included in the table, FINOVA was obligated to pay Berkadia 50% of the Net Interest Savings ($2.0 million), resulting from the Senior Note repurchases noted above.

THE FINOVA GROUP INC.

FINOVA’s business is operated under a Management Services Agreement with Leucadia that expires in 2011. FINOVA pays Leucadia an annual management fee of $8.0 million.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal repayments of the Senior Notes are expected to commence in May 2004 and are contingent on the availability of excess cash. FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are now secured by a first priority security interest (following the Berkadia Loan repayment) in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future.

Permitted uses of cash are specified in the Indenture (and prior to payment in full of the Berkadia Loan, the Credit Agreement). Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan was outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash is to be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) is to be used for distributions to and/or repurchases of stock from common stockholders, unless such distribution or repurchase would render the Company insolvent, would be a fraudulent conveyance or would not be permitted under applicable law. Given the Company’s significant negative net worth (approximately $652.7 million at December 31, 2003 or $1.3 billion if the Senior Notes are considered at their principal amount due), the Company, in accordance with the Indenture, will retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the funds to satisfy the Company’s obligations. These restrictions also apply to the stockholder distributions noted above.

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% (i.e., 5%/95% as noted above) of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by the Company) and five percent (5%) of remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. FINOVA’s obligation for the contingent interest payments is not secured. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, to make any distributions to common stockholders or to pay any contingent interest through its expiration in 2016.

Unfunded customer commitments are primarily unused contractual lines of credit and to a lesser extent, contractual term financing commitments. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The majority of these commitments expire during 2004.

Unfunded customer commitments have declined from $568.3 million at December 31, 2002 to $73.8 million at December 31, 2003, primarily due to the elimination of outstanding commitments associated with asset sales during 2003 and the termination and/or expiration of outstanding committed lines of credit. A significant portion of the decline was due to the final settlement of all amounts owed to the Company from its largest borrower, a timeshare resort development company. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below the commitment amounts.

Lease obligations represent total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $18.1 million at December 31, 2003, primarily due to scheduled rent payments. See Notes to the Consolidated Financial Statements, Note O “Operating Leases” for a schedule of future minimum rental payments by year.

THE FINOVA GROUP INC.

Not included in the table above are a trusteed, noncontributory pension plan sponsored by the Company and nonrecourse debt associated with leveraged leases.

FINOVA’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. As a result of funding above the required minimum in both 2002 and 2003, the Company does not have a funding obligation in 2004. However, the Company continues to evaluate discretionary contributions to fund its projected benefit obligation. See Note I “Pension and Other Benefits” for a further discussion on the Company’s pension obligations.

Nonrecourse debt associated with leveraged leases totaled $651.5 million and $990.9 million at December 31, 2003 and 2002, respectively. The balances represent principal amounts due to third party lenders under lease arrangements. The Company has no direct obligation for repayment of the nonrecourse debt. Accounting rules require that leases financed by nonrecourse borrowings and meeting certain other criteria be classified as leveraged leases. For balance sheet classification purposes, aggregate leveraged lease rental receivables are reduced by the related nonrecourse debt service obligations to determine the Company’s investment in the leveraged leases. As of December 31, 2003, all of the Company’s leveraged leases have been classified as assets held for sale and are expected to be substantially sold within a year. Typically, the debt has a first priority lien against the leased equipment or property with no additional recourse to FINOVA. FINOVA’s exposure is limited to its investment in the transaction and the Company is not contractually obligated or committed to make repayments of this debt. Nonrecourse debt declined to $651.5 million at December 31, 2003, primarily due to the elimination of $200.0 million of nonrecourse debt in conjunction with the sale of FINOVA’s position in several properties, the elimination of $81.9 million of nonrecourse debt as a result of the senior debt holder proceeding against the underlying assets in two separate transactions and scheduled principal payments of $64.3 million, partially offset by $6.7 million of additional nonrecourse debt assumed in a foreclosure proceeding.

Collection of the Portfolio

As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include continued collection of its portfolio pursuant to contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices. Due to restrictions contained in FINOVA’s debt agreements as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

The following table presents the activity in total financial assets, net of the reserve for credit losses:

	Year Ended December 31,
	2003	2002

	(Dollars in thousands)
Total financial assets, beginning of year	$3,156,151	$5,431,886

Cash activity:
Fundings under existing customer commitments	404,662	1,068,802
Funding of severance and bonus trusts	24,017
Collections and proceeds from financial assets	(2,267,880)	(3,450,485)

Net cash flows	(1,839,201)	(2,381,683)

Non-cash activity:
Reversal of provision for credit losses	238,786	339,986
Net charge-offs of financial assets	(53,735)	(215,290)
Other non-cash activity	29,155	(18,748)

Net non-cash activity	214,206	105,948

Total financial assets, end of year	$1,531,156	$3,156,151

Total financial assets, net of the reserve for credit losses, declined to $1.5 billion at December 31, 2003, down from $3.2 billion at December 31, 2002. During 2003, net cash flows from the portfolio totaled $1.8 billion, down from $2.4 billion in 2002, while non-cash activity resulted in a $214.2 million increase in net financial assets as compared to $106.0 million for 2002. Components of net cash flow for 2003 included $1.8 billion from collections on financial assets (including recoveries) and $446.0 million from the sale of assets

THE FINOVA GROUP INC.

(excluding cash gains), offset by $404.7 million of fundings under existing customer commitments and a $24.0 million funding of severance and bonus trusts. Collections on financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Prepayments are not predictable and given the decline in the size of FINOVA’s asset portfolio, prepayment levels as well as scheduled amortization are expected to decline. Non-cash activity included a $238.8 million reversal of reserves and other non-cash activity of $29.2 million, partially offset by a $53.7 million reduction related to markdowns of owned assets.

Components of net cash flow for 2002 included $2.7 billion from collections on financial assets (including recoveries) and $755.1 million from the sale of assets (excluding cash gains), offset by $1.1 billion of fundings under existing customer commitments. Non-cash activity included a $340.0 million reversal of reserves, offset by a $215.3 million reduction related to markdowns of owned assets and $18.7 million of other non-cash activity, primarily operating lease depreciation offset by fresh-start accretion.

FINOVA’s reserve for credit losses decreased to $274.8 million at December 31, 2003 from $540.3 million at December 31, 2002. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. The Company has established impairment reserves of $240.0 million related to $473.7 million of impaired assets. At December 31, 2002, the total carrying amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. Impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of impaired assets. See Notes to the Consolidated Financial Statements, Note D “Reserve for Credit Losses” for further details on the reserve for credit losses.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of collections, assets sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $593.3 million or 32.9% of total financial assets (before reserves) at December 31, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $799.1 million and write-offs and net valuation markdowns of $125.8 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. See Notes to the Consolidated Financial Statements, Note D “Reserve for Credit Losses” for further details on nonaccruing assets.

Nonaccruing assets continue to be affected by the Company’s concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due to FINOVA at maturity. FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its own capital resources and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Off-Balance Sheet Arrangements

The Company has no significant transactions agreements or other contractual arrangements with unconsolidated entities, except a guarantee related to an interest rate conversion agreement discussed below in Derivative Financial Instruments.

Derivative Financial Instruments

At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company’s commercial equipment securitization. The conversion agreement has a notional principal amount of $42.5 million that effectively converts the floating interest rate obligation to investors into a fixed interest rate obligation. The conversion agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the securitization; however, in early 2004, the counter-party to the conversion agreement notified FINOVA of its

THE FINOVA GROUP INC.

intention to terminate the agreement. Upon termination, FINOVA becomes responsible for all remaining obligations under the agreement, pursuant to its guarantee.

FINOVA entered into short-term foreign exchange swap transactions to minimize currency risk. Currency risk results from changes in the value of underlying foreign-denominated assets or liabilities versus U.S. Dollar (“USD”) values. Without these currency swap transactions, FINOVA could be adversely impacted by exchange rate volatility. The USD equivalent of the exchanged currencies totaled $5 million and $31 million at December 31, 2003 and 2002, respectively. The foreign exchange swap transactions are renewable on a monthly basis.

During 2001, substantially all of FINOVA’s outstanding interest rate swaps were terminated as a result of the Company’s chapter 11 filing. In accordance with the Company’s various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due from the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Upon termination of substantially all FINOVA interest rate swaps, the Company’s assets and liabilities were no longer match funded. Changes in interest rates will thus affect the Company’s financial results. See “Quantitative and Qualitative Disclosure About Market Risk.”

Quantitative and Qualitative Disclosure About Market Risk

FINOVA uses various sensitivity analysis models to measure the exposure of net income or loss to increases or decreases in interest rates. These models measure the change in annual net income or loss if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point or 1% shift in interest rates would affect net income or loss by less than $5.0 million. An increase in rates would have a positive impact, while a decrease in rates would have a negative impact. The sensitivity to interest rate fluctuations will decline in the future due to the repayment of all floating rate debt in early 2004 and the continued runoff of floating rate assets.

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

Report of Independent Auditors

The Board of Directors and Stockholders of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related statements of consolidated operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002, the four month period ended December 31, 2001 and the eight month period ended August 31, 2001. These financial statements are the responsibility of The FINOVA Group Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their consolidated operations and their cash flows for the years ended December 31, 2003 and 2002, the four month period ended December 31, 2001 and the eight month period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Notes to the Consolidated Financial Statements, Note A “Nature of Operations,” the Company has a negative net worth as of December 31, 2003 and has limited sources of liquidity to satisfy its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona March 5, 2004

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(Dollars in thousands)

	2003	2002

ASSETS
Cash and cash equivalents	$789,138	$575,215
Financing Assets:
Loans and other financing contracts, net	1,309,605	2,655,724
Direct financing leases	192,105	263,826
Leveraged leases		182,410

Total financing assets	1,501,710	3,101,960
Reserve for credit losses	(274,828)	(540,268)

Net financing assets	1,226,882	2,561,692

Other Financial Assets:
Assets held for sale	138,224	393,125
Operating leases	102,381	111,826
Investments	38,192	21,641
Assets held for the production of income	25,477	67,867

Total other financial assets	304,274	594,459

Total Financial Assets	1,531,156	3,156,151
Other assets	23,882	27,642

	$2,344,176	$3,759,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$525,000	$2,175,000
Senior Notes, net (principal amount due of $3.0 billion and $3.1 billion, respectively)	2,338,791	2,381,643

Total debt	2,863,791	4,556,643
Accounts payable and accrued expenses	129,082	156,338
Deferred income taxes, net	4,050	16,776

Total Liabilities	2,996,923	4,729,757

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	108,256	53,233
Accumulated deficit	(764,715)	(1,020,828)
Accumulated other comprehensive income (loss)	2,989	(3,877)
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(652,747)	(970,749)

	$2,344,176	$3,759,008

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended	Eight Months Ended
	2003	2002	Dec. 31, 2001	Aug. 31, 2001

Revenues:
Interest income	$229,502	$236,329	$131,710	$400,764
Rental income	31,058	40,504	18,791	52,067
Operating lease income	67,303	53,644	18,098	51,068
Fees and other income	37,798	46,522	23,180	70,461

Total Revenues	365,661	376,999	191,779	574,360
Interest expense	(314,288)	(403,818)	(178,374)	(436,445)
Operating lease and other depreciation	(25,579)	(43,131)	(24,010)	(59,882)

Interest Margin	25,794	(69,950)	(10,605)	78,033

Other Revenues and (Expenses):
Provision for credit losses	238,786	339,986	(777,500)	(230,772)
Net gain (loss) on financial assets	63,054	(81,479)	(281,608)	(320,934)
Portfolio expenses	(29,341)	(46,859)	(8,523)	(12,521)
General and administrative expenses	(70,673)	(108,407)	(63,272)	(121,553)
Gain from extinguishment of debt, net of fresh-start discount	28,493	88,237
Net reorganization expense				(46,527)

Total Other Revenues and (Expenses)	230,319	191,478	(1,130,903)	(732,307)

Income (loss) from continuing operations before income taxes and preferred dividends	256,113	121,528	(1,141,508)	(654,274)
Income tax (expense) benefit		(56)	(792)	2,765

Income (loss) from continuing operations before preferred dividends	256,113	121,472	(1,142,300)	(651,509)
Preferred dividends, net of tax				(3,074)

Income (loss) from continuing operations	256,113	121,472	(1,142,300)	(654,583)
Discontinued operations, net of tax expense of $1,359				2,980
Net loss on disposal of operations				(17,997)

Income (loss) before extraordinary item	256,113	121,472	(1,142,300)	(669,600)
Extraordinary item - gain on debt discharge				28,750

Net Income (Loss)	$256,113	$121,472	$(1,142,300)	$(640,850)

Basic/diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.10	$1.00	$(9.36)	$(10.28)
Loss from discontinued operations				(0.23)
Extraordinary item				0.45

Earnings (loss) per share	$2.10	$1.00	$(9.36)	$(10.06)

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	63,677,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended	Eight Months Ended
	2003	2002	Dec. 31, 2001	Aug. 31, 2001

Operating Activities:
Net income (loss)	$256,113	$121,472	$(1,142,300)	$(640,850)
Extraordinary item-gain on debt discharge				(28,750)
Discontinued operations, net of tax				(2,980)
Net loss on disposal of operations				17,997

Income (loss) from continuing operations	256,113	121,472	(1,142,300)	(654,583)
Adjustments to reconcile income (loss) from continuing operations to net cash used by continuing operations:
Provision for credit losses	(238,786)	(339,986)	777,500	230,772
Net cash gain on disposal of financial assets	(113,559)	(110,104)	(35,906)	(48,679)
Net non-cash charge-offs of financial assets	50,505	191,583	317,514	369,613
Gain from extinguishment of debt, net of fresh-start discount	(28,493)	(88,237)
Depreciation and amortization	28,363	46,752	25,625	66,104
Deferred income taxes, net	7,861	4,419	2,401	(7,195)
Other amortization	(12,352)	1,356	7,666	16,427
Net adjustment to assets & liabilities related to fresh-start reporting				62,851
Non-cash reorganization items				44,386
Change in assets and liabilities:
Decrease (increase) in other assets	473	13,911	17,337	(139,822)
(Decrease) increase in accounts payable and accrued expenses	(22,270)	(40,628)	26,945	(102,535)

Net Cash Used by Continuing Operating Activities	(72,145)	(199,462)	(3,218)	(162,661)

Investing Activities:
Proceeds from disposals of leases and other owned assets	198,699	133,675	169,896	59,857
Proceeds from sales of investments	50,140	158,706	40,698	60,781
Proceeds from sales of financial assets	311,417	572,820	15,473	329,085
Collections from financial assets	1,712,308	2,645,355	901,385	1,911,044
Fundings under existing customer commitments	(404,662)	(1,068,802)	(326,547)	(591,723)
Funding of severance and bonus trusts	(24,017)
Recoveries of loans previously written off	109,581	50,033	21,729	4,964

Net Cash Provided by Investing Activities	1,953,466	2,491,787	822,634	1,774,008

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS - continued

(Dollars in thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended	Eight Months Ended
	2003	2002	Dec. 31, 2001	Aug. 31, 2001

Financing Activities:
Proceeds from Berkadia Loan				5,600,000
Repayments of Berkadia Loan	(1,650,000)	(2,725,000)	(700,000)
Repayments of indebtedness subject to chapter 11 proceedings				(7,827,398)
Benefits realized from pre-confirmation NOLs	32,477	36,029
Repurchase of Senior Notes	(49,875)	(55,380)

Net Cash Used by Financing Activities	(1,667,398)	(2,744,351)	(700,000)	(2,227,398)

Net Cash Provided by Discontinued Operations				824,648

Increase (Decrease) in Cash and Cash Equivalents	213,923	(452,026)	119,416	208,597

Cash and Cash Equivalents, beginning of period	575,215	1,027,241	907,825	699,228

Cash and Cash Equivalents, end of period	$789,138	$575,215	$1,027,241	$907,825

Supplemental Disclosure

In 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchases generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount). In 2002, the Company repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. The repurchases generated net gains of $88.2 million ($129.6 million repurchase discounts, partially offset by $41.4 million of unamortized fresh-start discounts).

During 2003, FINOVA received net income tax refunds of $41.7 million, including $32.5 million from the carryback of certain tax net operating losses. During 2002, FINOVA received net income tax refunds of $39.5 million, including $36.0 million from the carryback of certain tax net operating losses. For the four months ended December 31, 2001, the Company received income tax refunds of approximately $1.6 million and for the eight months ended August 31, 2001, the Company paid approximately $5.7 million.

FINOVA paid interest of $275.2 million, $376.9 million, $138.0 million and $535.4 million for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively.

As part of the consideration for the $5.6 billion senior secured loan received from Berkadia in 2001, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan.

Upon emergence from bankruptcy in 2001 and in accordance with the Plan, holders of FINOVA’s unsecured indebtedness received a cash payment equal to 70% of their unsecured claim and Senior Notes having an aggregate principal amount equal to the remaining 30% of the unsecured claim. This resulted in a non-cash exchange of $3.22 billion of Predecessor Company debt for $3.22 billion in Senior Notes. Holders of FINOVA Finance Trust’s 5½% Convertible Trust Originated Preferred Securities (the “TOPrS”) received a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS and Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS. This resulted in a non-cash exchange of the TOPrS for Senior Notes in the amount of $25.9 million and a non-cash extraordinary gain on debt discharge in the amount of $28.8 million.

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity

Balance, January 1, 2001 (Predecessor)	$648	$1,107,575	$(283,435)	$15,154	$(167,008)	$672,934

Comprehensive loss:
Net loss before reorganization and fresh-start reporting			(597,085)			(597,085)
Net change in unrealized holding gains (losses)				(19,000)		(19,000)
Net change in foreign currency translation				(540)		(540)

Comprehensive loss						(616,625)

Net change in unamortized amount of restricted stock and other		11,956				11,956
Shares cancelled from employee benefit plans					(11,263)	(11,263)
Effect of reorganization and fresh-start reporting	611	(1,102,631)	880,520	4,386	177,735	(39,379)

Balance, August 31, 2001 (Reorganized)	1,259	16,900			(536)	17,623

Comprehensive loss:
Net loss			(1,142,300)			(1,142,300)
Net change in unrealized holding gains (losses)				6,999		6,999
Net change in foreign currency translation				(2,919)		(2,919)

Comprehensive loss						(1,138,220)

Other		28				28

Balance, December 31, 2001 (Reorganized)	1,259	16,928	(1,142,300)	4,080	(536)	(1,120,569)

Comprehensive income:
Net income			121,472			121,472
Net change in unrealized holding gains (losses)				(10,743)		(10,743)
Net change in foreign currency translation				2,786		2,786

Comprehensive income						113,515

Benefits realized from pre-confirmation NOLs		36,029				36,029
Other		276				276

Balance, December 31, 2002 (Reorganized)	1,259	53,233	(1,020,828)	(3,877)	(536)	(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003 (Reorganized)	$1,259	$108,256	$(764,715)	$2,989	$(536)	$(652,747)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands in tables)

A.	Nature of Operations

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

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to chapter 11, title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001, when the Company emerged from bankruptcy.

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value.

Because virtually all of the Company’s assets are pledged to secure the Company’s debt obligations, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of December 31, 2003, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2003, 2002 and 2001 financial statements due to concerns regarding the Company’s ability to continue as a going concern.

B.	Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of the reserve for credit losses and measurement of impairment. Other estimates

THE FINOVA GROUP INC.

include selection of appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

Portfolio Policies

The following policies include the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

Carrying Amounts, Impairment and Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation would have a material negative impact on the Company’s ability to recover recorded amounts.

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

Impairment of financing assets (subsequent to implementation of fresh-start reporting) is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. These marked down values became the Company’s new cost basis in those assets, and accounting rules do not permit the carrying value of these assets to be increased above that fresh-start cost basis if subsequent facts and assumptions result in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis are recorded through operations when collected.

Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when collected.

Because of these accounting restrictions, FINOVA is not permitted to fully reflect some anticipated improvements in the portfolio until they are actually realized.

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

THE FINOVA GROUP INC.

FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict with any certainty.

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

The current state of the aircraft industry continues to include significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, during the last three years, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

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

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), FINOVA implemented fresh-start reporting upon emergence from chapter 11. This resulted in a material net reduction to the carrying amounts of the Company’s assets and liabilities to record them at their then current fair values. The new carrying amounts were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be appropriate.

The fresh-start adjustments to revenue accruing loans and financing leases accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company’s policy is to suspend income accretion.

The fresh-start adjustment to the Senior Notes partially amortizes to interest expense over the term of the notes utilizing the effective interest method. The effective rate (10.8%) represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization at 10.8% will increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original contractual interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in fresh-start reporting are now considered to be the contractual rates

THE FINOVA GROUP INC.

for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

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

Investments. The Company’s investments include debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities are designated as either (a) held to maturity, which are carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which are carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which are carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of stockholders’ equity.

Partnerships are accounted for using either the cost or equity method depending on the Company’s level of ownership in the partnership. Under the equity method, the Company recognizes its share of income or loss of the partnership in the period in which it is earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which, if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment, and actual outcomes may differ from the estimates.

Net Assets of Discontinued Operations. Upon emergence from chapter 11, the Company reclassified its net assets of discontinued operations to assets held for sale. This decision reflected management’s intention to manage all assets of the Company as one operating unit. These assets were reclassified at their estimated net realizable values. The net assets of discontinued operations represented reasonable estimates of the net realizable values of those businesses. These estimates were based on market conditions, interest rates and other factors that could differ significantly from actual results for the remaining corporate finance assets.

Nonaccruing Assets. Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as nonaccruing even though the borrower is current on principal and interest payments. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance assumptions or estimates could result in a material change in nonaccruing account classification and income recognition.

Receivable Sales. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when the Company sold receivables, it may have retained subordinated interests in the transferred receivables. These receivable transfers were accounted for as sales when legal and effective control of the transferred receivables were surrendered. Carrying amount of the financial assets involved was allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer and was used to determine gain or loss on sale. Active markets with quoted prices for retained interests generally do not exist, therefore, the Company estimates fair value based on the present value of future estimated cash flows and other key assumptions, such as net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

FINOVA’s retained interests in transferred receivables are generally treated as investments available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, in accordance with the Emerging Issues Task Force (“EITF”) Issues No. 99-20 “Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets,” if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations.

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. This reserve is not established for other financial assets, as those

THE FINOVA GROUP INC.

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

Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield. As a result of FINOVA’s elimination of new business activities, no significant new origination fees are anticipated.

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

Troubled Debt Restructuring. In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), a restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Virtually all of the Company’s restructurings of financing arrangements are considered to be troubled debt restructurings in accordance with SFAS No. 15.

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $737.7 million and $520.4 million at December 31, 2003 and 2002, respectively.

Deferred Income Taxes. Deferred tax assets and liabilities are recorded for estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and

THE FINOVA GROUP INC.

liabilities are measured using enacted tax law. A valuation allowance is recorded if the Company expects that it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments. The Company does not currently have material derivative financial instruments. Historically, the Company used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities.

Earnings (Loss) Per Share. Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing income (loss) available to common stockholders by the weighted average amount of common stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options, convertible preferred securities or other contracts to issue stock were exercised or converted into common stock. Basic and diluted earnings (loss) per share are the same since the Company has no dilutive contracts or agreements outstanding.

Pursuant to the Plan, in August 2001, all rights under existing options, restricted stock, warrants and rights of conversion were deemed cancelled. No additional shares of FINOVA common stock may be issued pursuant to any restricted stock plans, arrangements or awards.

Goodwill. FINOVA does not currently have any goodwill recorded in its financial statements. Historically, FINOVA amortized the excess of cost over the fair value of net assets acquired (“goodwill”) on a straight-line basis primarily over 20 to 25 years. Amortization totaled $1.6 million for the eight months ended August 31, 2001. Upon emergence from chapter 11, the Company implemented fresh-start reporting, which resulted in the charge-off of the remaining goodwill balance of $43.4 million.

Foreign Currency. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 “Foreign Currency Translation.” The current exchange rate is used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of stockholders’ equity or through operations, if realized.

Furniture, Equipment and Leasehold Improvements. The Company’s general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment, and adjustments, if any, are charged to current operations.

Segment Reporting. In connection with the Company’s reorganization and emergence from bankruptcy in 2001, formerly reported operating segments were combined into one operating unit. FINOVA is no longer soliciting new business and its assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units and as a result, comparisons with prior periods are not meaningful. Management’s plan is to maximize the value of its assets through an orderly administration and collection of the portfolio. Accordingly, the performance of reportable business segments presented in the Predecessor Company’s financial statements is no longer meaningful to the operation of the Reorganized Company.

Compensation and Benefit Policies

Pension and Other Benefits. Trusteed, noncontributory pension plans cover substantially all FINOVA employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

Other postretirement benefit costs were recorded during the period the employees provided service to FINOVA. Postretirement obligations were funded as benefits were paid. FINOVA terminated its postretirement benefit plan on December 31, 2003.

Post-employment benefits are any benefits other than retirement benefits. Generally, FINOVA records post-employment benefit costs if payment of the benefits is probable and the amount of the benefits can be reasonably estimated.

All employees are covered by severance arrangements with the Company. Prior to December 31, 2002, severance accruals were recorded when management had approved a formal plan of termination and communicated the plan to its employees. As of December 31, 2002, the Company implemented the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and now recognizes any severance liability ratably over the employee’s remaining service period.

THE FINOVA GROUP INC.

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

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which became effective and was adopted by the Company during the fiscal year ending December 31, 2003. The statement requires the Company to provide additional disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The revised statement retains the disclosure requirements in the original Statement No. 132, and contains additional requirements about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

In December 2003, FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the provisions of FIN 46, which had no significant impact to the Company, during the fiscal year ending December 31, 2003.

Virtually all of FINOVA’s impaired loans to entities with marginal or negative equity were the result of operating losses which were not envisioned at the time of the original design and structure of the loans (i.e., actual losses incurred subsequent to the origination of each of the loans have exceeded expected losses at the time of loan origination). FINOVA has restructured debt in accordance with the provisions of SFAS No. 15, which are accounted for in accordance with that statement and are not subject to the provisions of FIN 46.

FINOVA has from time to time for economic or legal reasons related to its borrowers’ financial difficulties granted concessions to borrowers that it would not otherwise consider. Those concessions either stemmed from an agreement between FINOVA and its borrowers or were imposed by law or a court. For example, FINOVA has restructured the terms of debt to alleviate the burden of the borrowers’ near-term cash requirements, and many troubled debt restructurings involved modifying terms to reduce or defer cash payments required of the borrowers in the near future to help the borrowers’ attempts to improve their financial condition and eventually be able to pay FINOVA. In other instances, FINOVA has accepted cash, other assets, or an equity interest in the borrowers in satisfaction of the debt though the value received was less than the amount of the debt because FINOVA concluded that step would maximize recovery of its investment.

Additionally, FINOVA holds variable interests in two qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, these variable interests are excluded from consolidation as long as the Company continues to meet the qualifying special-purpose entity conditions of SFAS No. 140, which it currently does. See Note E “Receivable Sales” for a further discussion of FINOVA’s retained subordinated interests in transferred receivables including FINOVA’s rights and obligations.

C.	Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). The following discussion provides a breakdown of the Company’s investment activities. As of December 31, 2003 and 2002, the carrying amount of total financial assets (before reserve for credit losses) was $1.8 billion and $3.7 billion, respectively.

In December 2003, FINOVA received $276 million in final settlement of substantially all amounts owed from the Company’s largest borrower, a timeshare resort company. The cash settlement resulted in a $91.1 million recovery in excess of FINOVA’s carrying amount.

THE FINOVA GROUP INC.

In March 2003, the Company completed the sale of rediscount assets with a carrying amount of $188.8 million for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a net gain of $4.4 million.

In April 2002, the Company completed the sale of approximately $485 million of its franchise assets for approximately $490 million. This sale included substantially all of FINOVA’s performing franchise assets. In August 2002, the Company sold an additional $67 million of franchise assets (primarily impaired assets) at their carrying amount (net of reserves).

During 2001, in conjunction with fresh-start reporting, the Company recorded a $709.7 million charge to the carrying amounts of its total financial assets to record them at their reorganization value. Reorganization value was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases and other assets. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The charge was comprised of a $365.4 million adjustment to financing assets that was to accrete into interest income over the life of the transactions, assuming the accrual of income continued, and a $344.3 million permanent write down to other financial assets (such as operating leases, investments and assets held for sale and the production of income). At December 31, 2003 and 2002, the unamortized amount of fresh-start adjustments was $130.6 million and $214.8 million, respectively, of which the Company suspended the accretion of $76.9 million and $139.7 million, respectively, due to the underlying assets being classified as nonaccruing.

Diversification of Credit Risk

The following table presents the composition of FINOVA’s total financial assets (before reserve for credit losses) at December 31:

	2003		2002

Resort	$526,065	29.1%	$1,159,207	31.4%
Transportation	448,791	24.9%	716,110	19.4%
Specialty Real Estate	330,967	18.3%	554,763	15.0%
All other portfolios	500,161	27.7%	1,266,339	34.2%

	$1,805,984	100.0%	$3,696,419	100.0%

As indicated in the table above, since FINOVA’s total financial assets are concentrated in several specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including resort and transportation) of such borrowers and their affiliates. At December 31, 2003, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $510.0 million and represented 28.2% of total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2002 of $911.3 million, which represented 24.7% of total financial assets (before reserves). The top 10 exposures for 2003 and 2002 were primarily related to the resort portfolio.

At December 31, 2003 and 2002, the Company’s transportation portfolio consisted of the following aircraft:

2003

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	20
Boeing 727	30	5	25	26
Boeing 737	26	26		19
Boeing 747	12	5	7	21
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	28	28		18
Regional jets, corporate aircraft and turbo props	41	41		12

Total	197	141	56	21

THE FINOVA GROUP INC.

2002

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	8	4	4	13
Boeing 727	34	9	25	25
Boeing 737	33	33		18
Boeing 747	15	8	7	21
Boeing 757	9	9		10
Boeing 767	1	1		16
McDonnell Douglas DC 8 and DC 9	34	25	9	29
McDonnell Douglas DC 10	20	8	12	24
McDonnell Douglas MD series	30	30		17
Regional jets, corporate aircraft and turbo props	47	44	3	12

Total	231	171	60	20

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all aircraft due to the significant level of defaults and returned aircraft.

At December 31, 2003, 66 aircraft with a carrying value of $240.8 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $167.0 million were operated by foreign carriers. Additionally, 62 aircraft with a carrying value of $25.6 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which are currently being dismantled to be sold in the used parts market.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. During 2003, the Company reassessed the likelihood of off-lease assets being re-leased and began dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs to potentially return to service. The Company completed the dismantling of five aircraft in addition to the 10 referred to above that are currently in process. The Company anticipates additional aircraft being dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

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

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $15.4 million and $24.3 million at December 31, 2003 and 2002, respectively.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At December 31, 2003 and 2002, the carrying amount of the resort portfolio by state was as follows:

	2003		2002

Florida	$193,010	36.7%	$299,458	25.8%
California	84,336	16.0%	162,245	14.0%
Nevada	81,554	15.5%	138,455	12.0%
Hawaii	76,989	14.6%	138,418	11.9%
Arizona	13,729	2.6%	117,780	10.2%
Other (less than 10%)	76,447	14.6%	302,851	26.1%

Total	$526,065	100.0%	$1,159,207	100.0%

THE FINOVA GROUP INC.

Changes in geographic concentrations during 2003 were due to the amount of fundings (under existing customer commitments) and portfolio runoff within individual states as compared to the net runoff for the total portfolio. Runoff included $276 million received in final settlement of substantially all amounts owed to the Company from its largest borrower (carrying amount of $184.9 million), a timeshare resort development company whose developments were highly concentrated within Arizona, Hawaii and California.

Financing Assets

Loans and other financing contracts, excluding certain loans classified as held for sale at December 31, consisted of the following:

	2003	2002

Receivables	$1,505,079	$2,977,826
Accrued interest	98,899	82,509
Unearned and suspended income	(294,373)	(404,611)

Total loans and other financing contracts, net	$1,309,605	$2,655,724

FINOVA has a substantial number of loans with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans (including loans classified as held for sale) with floating interest rates was $807.4 million and $2.0 billion at December 31, 2003 and 2002, respectively.

Interest earned from financial transactions, excluding the recognition of previously suspended income and fresh-start accretion, with floating interest rates was approximately $64.8 million, $110.9 million, $80.9 million and $293.3 million for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. Adjustments resulting from changes in interest rates can have an effect on interest earned from financing assets (including loans classified as held for sale).

Accrued interest increased to $98.9 million at December 31, 2003 from $82.5 million at December 31, 2002, despite a significant decline in receivables. The increase in accrued interest is primarily due to the proportionate level of delinquencies in the portfolio increasing over the prior year as well as a significant increase to the average age of delinquencies, partially offset by payoffs of outstanding interest accruals. As the portfolio shrinks, nonaccruing accounts become a higher percentage of outstanding loans and many of these delinquent accounts have not been paying for some time, resulting in an increasing concentration of accrued interest within these accounts. The accrued interest is offset by a corresponding increase of suspended income, resulting in no net impact to the carrying amount of loans, but an increase in the delinquency aging.

At December 31, 2003, FINOVA had unfunded customer commitments of approximately $73.8 million compared to $568.3 million at December 31, 2002. The decline was primarily due to the elimination of outstanding commitments associated with asset sales during 2003 and the termination and/or expiration of outstanding committed lines of credit. A significant portion of the decline was due to the final settlement of all amounts owed to the Company from its largest borrower, a timeshare resort development company. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. In the event of a contractual customer default, FINOVA typically has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The majority of these commitments expire in 2004. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications and waivers.

Direct financing leases at December 31, consisted of the following:

	2003	2002

Rental receivables	$261,946	$345,795
Estimated residual values	71,695	95,460
Unearned and suspended income	(141,536)	(177,429)

Total direct financing leases	$192,105	$263,826

THE FINOVA GROUP INC.

Future minimum lease payments for each of the next five years are $53.0 million, $44.2 million, $37.7 million, $25.7 million and $20.5 million.

Leveraged leases at December 31, 2002 (excluding leveraged leases classified as assets held for sale) consisted of the following:

Rental receivables	$824,404
Principal and interest payable on nonrecourse debt	(754,205)

Net rental receivables	70,199
Estimated residual values	338,432
Unearned income	(226,221)

Investment in leveraged leases	182,410
Deferred taxes from leveraged leases	(136,901)

Net investment in leveraged leases	$45,509

In late 2003, the Company’s remaining real estate leveraged lease portfolio was reclassified to and disclosed as assets held for sale, eliminating leveraged lease disclosure. Refer below to Other Financial Assets for a further discussion.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded in operations. The following table presents the balances and changes in assets held for sale.

Balance, December 31, 2001	$420,025
Net assets reclassified to held for sale	279,571
Markdown to estimated sales price	(57,715)
Runoff (amortization and prepayments), net of fundings	(161,360)
Sale of assets	(87,396)

Balance, December 31, 2002	393,125
Net assets reclassified to held for sale	48,157
Markdown to estimated sales price	(42,874)
Runoff (amortization and prepayments), net of fundings	(42,476)
Sale of assets	(217,708)

Balance, December 31, 2003	$138,224

At December 31, 2003, assets held for sale consisted of $14.0 million of repossessed assets and the Company’s remaining leveraged lease portfolio ($124.2 million) of real estate and transportation transactions, while the composition at December 31, 2002, primarily consisted of rediscount and corporate finance loans ($277.0 million), transportation leveraged leases ($61.5 million) and repossessed and other owned assets ($54.6 million).

In late 2003, the Company’s remaining real estate leveraged lease portfolio was reclassified to assets held for sale following an assessment of its market value, listing of the assets with a third party broker and management’s commitment to and implementation of a plan of disposal. In conjunction with the reclassification, the group of assets was written down a net $11.1 million to its estimated market value, less anticipated selling expenses.

In March 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a $4.4 million gain. The Company had designated $223.9 million (carrying amount) of rediscount loans as held for sale in the fourth quarter of 2002 based on a proposed sale transaction. The reduced carrying amount of the sale was due to $9.8 million of assets in the original proposal ultimately being excluded from the final transaction coupled with $25.3 million of amortization and prepayments from the date of designation to closure of the sale. The assets excluded from the sale were reclassified from held for sale to loans.

During 2003, repossessed and other owned assets with a carrying amount of $27.2 million were sold for net gains of $6.9 million, while in 2002, $24.4 million of repossessed assets were sold, resulting in net gains of $3.5 million. During 2003 and 2002, assets with a carrying amount of $5.0 million and $58.3 million, respectively, were classified as held for sale in conjunction with the Company’s foreclosure and repossession of collateral underlying various loan transactions. The Company’s intent is to stabilize and

THE FINOVA GROUP INC.

sell these assets. During 2003 and 2002, repossessed assets were marked down $5.6 million and $5.7 million, respectively, to value the assets at their estimated net selling price.

In the first quarter of 2003, the remaining corporate finance assets with a carrying amount of $46.7 million were reclassified from held for sale to loans. The corporate finance portfolio, excluding repossessed assets, declined to a carrying amount of $53.2 million at December 31, 2002 from $181.7 million at December 31, 2001. The decline was attributable to multiple individual loan sales and continued runoff of the portfolio, net of fundings under existing customer commitments. During 2002, the corporate finance portfolio was marked down $15.3 million to reflect the estimated selling price of its loans.

During 2003, the market value of the transportation leveraged lease portfolio was reassessed, resulting in markdowns of $25.3 million. These markdowns were in addition to $36.7 million markdowns taken during 2002 to reflect the state of certain aircraft operators and the value of these aircraft. Assets with a carrying amount of $1.7 million were sold during 2003 for net gains of $5.2 million.

Operating leases at December 31, consisted of the following:

	2003	2002

Cost of assets	$124,131	$135,677
Accumulated depreciation	(21,750)	(23,851)

Total operating leases	$102,381	$111,826

Future minimum rentals on noncancellable operating leases are $156.3 million in the aggregate and for each of the next five years are $37.6 million, $36.2 million, $26.6 million, $16.5 million and $12.2 million.

Investments at December 31, consisted of the following:

	2003	2002

Partnership interests	$48	$8,799

Available for sale:
Equity securities	9,156	7,475
Debt securities	1,445	413

Total available for sale	10,601	7,888

Held to maturity debt securities	3,517	4,954
Trading debt securities	24,026

Total investments	$38,192	$21,641

Debt and equity securities that are being held for an indefinite period of time, including those securities which may be sold in response to needs for liquidity, are classified as available for sale and are carried at fair value using the specific identification method, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.

The Company had a net unrealized holding gain of $3.4 million at December 31, 2003, as compared to a $3.7 million net unrealized holding loss at December 31, 2002. The change in unrealized holding gains (losses) was primarily due to an increase in market values on several securities. The net unrealized holding gains (losses) at December 31, 2003 and 2002 included aggregate unrealized losses of $2.2 million and $4.4 million, respectively, which have substantially all been in a continuous loss position for less than 12 months. The amounts were not shown net of deferred taxes for 2003 and 2002 due to the Company’s current tax position, which includes substantial net operating loss carryforwards.

Held to maturity investments are certificates of deposit with maturities of less than one year and approximate fair value.

Investments classified as trading in 2003 were comprised exclusively of assets held in two grantor trusts to secure the Company’s severance and bonus obligations to all remaining employees. The assets are held primarily for the benefit of the employees, but are

THE FINOVA GROUP INC.

recorded as investments due to the Company’s retained interest in any excess assets. The Company’s investments in trading securities were marked to market on a quarterly basis through current operations.

Net gains of $37.2 million, $19.6 million, $6.1 million and $43.3 million were recognized on sales of investments for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. The increased investment gains during 2003 included $31.8 million of gains realized from the sale of two equity investments in timeshare development companies. As the portfolio of investments is liquidated the opportunity for similar gains becomes significantly more difficult and is not anticipated.

Assets held for the production of income at December 31, consisted of the following types of assets:

	2003	2002

Aircraft and rail	$25,467	$54,817
Equipment	10	206
Real estate		12,844

Total assets held for the production of income	$25,477	$67,867

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

During 2003, the Company reassessed the likelihood of off-lease assets being re-leased and began dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs to potentially return to service. The Company completed the dismantling of five aircraft and currently is in the process of dismantling an additional 10 aircraft. The Company anticipates additional aircraft being dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

D.	Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Year Ended December 31,
	2003	2002

Balance, beginning of year	$540,268	$1,019,878
Reversal of provision for credit losses	(238,786)	(339,986)
Write-offs	(136,268)	(190,021)
Recoveries	109,581	50,033
Other	33	364

Balance, end of year	$274,828	$540,268

For the year ended December 31, 2003, the Company recorded a $238.8 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to recoveries of amounts previously written off, proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves) and the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections. The reversal of provision included $43.9 million directly related to the final settlement of substantially all amounts owed from the Company’s largest borrower. Partially offsetting these reversals were new impairment reserves established on specific accounts.

For the year ended December 31, 2002, the Company recorded a $340.0 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction provision was primarily related to proceeds received from portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves); the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections; reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

THE FINOVA GROUP INC.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	2003	2002

Reserves on impaired assets	$239,975	$438,172
Other reserves	34,853	102,096

Reserve for credit losses	$274,828	$540,268

FINOVA’s reserve for credit losses decreased to $274.8 million at December 31, 2003 from $540.3 million at December 31, 2002. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. The Company has established impairment reserves of $240.0 million related to $473.7 million of impaired loans. At December 31, 2002, the total carrying amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. Impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of impaired loans.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

An analysis of nonaccruing assets included in total financial assets at December 31, is as follows:

	2003	2002

Contracts	$579,252	$1,345,191
Repossessed assets	14,049	48,041

Total nonaccruing assets	$593,301	$1,393,232

Nonaccruing assets as a percentage of total financial assets (before reserves)	32.9%	37.7%

Accounts classified as nonaccruing were $593.3 million or 32.9% of total financial assets (before reserves) at December 31, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $799.1 million and write-offs and net valuation markdowns of $125.8 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

Nonaccruing assets continue to be affected by the Company’s concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due to FINOVA at maturity. FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its own capital resources and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Had all nonaccruing assets outstanding at December 31, 2003, 2002 and 2001 remained accruing at their contractual rates, interest and rental income would have increased by approximately $84.4 million, $158.3 million and $168.0 million, respectively.

Accruing impaired assets decreased to $220.7 million at December 31, 2003 from $471.1 million at December 31, 2002. The decrease was primarily attributable to transportation accounts migrating to nonaccruing status and the classification of newly repossessed aircraft as off-lease and held for the production of income and the payoff or return to earning status of two large accruing impaired accounts ($109.3 million) within the resort portfolio. Partially offsetting these decreases were the return of certain assets to impaired accruing status following demonstration of sustained performance.

THE FINOVA GROUP INC.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

E.	Receivable Sales

Commercial Equipment Securitization. In 2000, the Company completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. There is no recourse to the Company’s other assets, except for the related interest rate conversion agreement described below. The Company’s retained interest is subordinate to investors’ interests and the value of the retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

At December 31, 2003 and 2002, the outstanding balance of the sold receivables totaled $23.5 million and $55.9 million, respectively. The retained interest had no estimated fair value as of December 31, 2003 compared to $0.3 million at December 31, 2002, which was included in investments. Previously, during 2002 and 2001, retained interests in this structure were adjusted to their estimated fair value, resulting in markdowns of $3.8 million and $16.9 million, respectively.

Investors are paid a floating interest rate, while the pool of sold receivables contains fixed rate transactions. This interest rate risk was mitigated by a conversion agreement issued in connection with the securitization. The conversion agreement has a notional principal amount of $42.5 million that effectively converts the floating interest rate obligation to investors into a fixed interest rate obligation. The conversion agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the securitization; however, in early 2004, the counter-party to the conversion agreement notified FINOVA of its intention to terminate the agreement. Upon termination, FINOVA becomes responsible for all remaining obligations under the agreement pursuant to a guarantee issued by FINOVA in conjunction with this securitization. At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to the guarantee. Additionally, FINOVA transferred servicing of these assets to a third party during the first quarter of 2004.

Franchise Securitization. In 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. Recourse is limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2003 and 2002, the outstanding balance of the sold loans totaled $62.9 million and $91.7 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2003 and 2002, the Company continued to service these assets and held subordinated interests totaling $1.4 million and $0.14 million, respectively. During 2001, the retained interest was marked down to its fair value, resulting in a charge of $7.5 million. The value of the retained interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

F.	Debt

As of December 31, the Company’s total debt outstanding was as follows:

	2003	2002

Berkadia Loan	$525,000	$2,175,000
Senior debt:
Principal	2,967,949	3,067,949
Fresh-start reporting discount	(629,158)	(686,306)

Total Senior Notes, net	2,338,791	2,381,643

Total debt	$2,863,791	$4,556,643

Upon emergence from bankruptcy in 2001, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of Senior Notes to restructure the Company’s pre-emergence indebtedness (including TOPrS), and repay all allowed accrued and unpaid pre-petition and post-petition interest. At December 31, 2003, the Berkadia Loan had a first priority lien on substantially all of FINOVA’s assets, including all of its subsidiaries, and the holders of Senior Notes had a second priority lien on those assets.

THE FINOVA GROUP INC.

Because virtually all of the Company’s assets are pledged to secure the Company’s debt obligations, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

The terms of the Company’s debt agreements substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Permitted uses of cash are specified in the debt agreements. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year.

Under the terms of the agreements, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve after payment of interest on the Berkadia Loan and the Senior Notes, was first required to be paid (“mandatory prepayments”) to reduce the principal amount of the Berkadia Loan on a quarterly basis and once the Berkadia Loan was repaid, to reduce the principal amount of the Senior Notes on a semi-annual basis. In addition to mandatory prepayments, the Company was permitted, with Berkadia’s consent, to make voluntary prepayments on the Berkadia Loan. During 2003, mandatory and voluntary prepayments to Berkadia totaled $1.65 billion. Principal payments made to Berkadia since emergence reduced the Berkadia Loan to $525.0 million as of December 31, 2003. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

The Berkadia Loan bore interest, payable monthly, at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) had guaranteed FINOVA Capital’s repayment of the Berkadia Loan. The terms of the Credit Agreement required the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the Berkadia Loan of not less than 1.25 to 1. As of December 31, 2003, the Collateral Value was $2.3 billion, resulting in a ratio of 4.32 to 1, while as of December 31, 2002, the Collateral Value totaled $3.7 billion, resulting in a ratio of 1.70 to 1.

Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. Beginning May 15, 2004, in accordance with the terms of the Indenture, the Company expects to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, the Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Upon repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are to be paid with available cash after establishment of cash reserves as defined in the Indenture. The Indenture has no financial covenants, except for the requirement to use available cash as discussed below.

FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are now secured by a first priority lien on the assets of FINOVA Capital. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes.

The Senior Notes are reflected in the balance sheet at December 31, 2003 and 2002, net of an unamortized discount of $629.2 million and $686.3 million, respectively. The book value of the Senior Notes is scheduled to increase over time through the amortization of the discount as interest expense. For the years ended December 31, 2003 and 2002, the Company recorded amortization of $35.5 million and $33.7 million, respectively (not including amounts offset against gains generated from the repurchases discussed below), which resulted in an effective interest rate of 10.8% for all periods. The Company’s obligation is to pay the full remaining $3.0 billion principal amount of the Senior Notes at maturity in 2009.

THE FINOVA GROUP INC.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% (i.e., 5%/95% as noted below) of each principal repayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

As a result of the restrictions contained in the Company’s debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserves estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in subsequent periods, if actual cash requirements exceed the cash reserve estimates.

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by the Company), and five percent (5%) of any remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. Contingent interest payments will terminate in 2016. FINOVA’s obligation to make the contingent interest payments is not secured.

In August 2002, in accordance with the Company’s debt agreements, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings was calculated as the difference between (a) the reduction in interest expense on the Senior Notes (resulting from the repurchase of such Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments of the Berkadia Loan). On each date that interest is paid on the outstanding Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date was paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia ceased to have the right to receive any Net Interest Savings accruing after that repayment. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of FINOVA’s Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia. During 2003 and 2002, payments to Berkadia for 50% of the Net Interest Savings from the repurchases totaled $6.4 million and $0.8 million, respectively.

During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. In 2002, the Company had repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes.

Now that the Berkadia Loan has been repaid, the Indenture permits FINOVA to use up to $150 million each year to repurchase Senior Notes. There can be no assurance that the Company will repurchase any additional Senor Notes or that additional Senior Notes will become available at acceptable prices.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, pay the 5% distribution to common stockholders, or to make any contingent interest payments. The Company has a negative net worth of $652.7 million as of December 31, 2003 ($1.3 billion if the Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

THE FINOVA GROUP INC.

G.	Derivative Financial Instruments

At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company’s commercial equipment securitization. The conversion agreement has a notional principal amount of $42.5 million that effectively converts the floating interest rate obligation to investors into a fixed interest rate obligation. The conversion agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the securitization; however, in early 2004, the counter-party to the conversion agreement notified FINOVA of its intention to terminate the agreement. Upon termination, FINOVA becomes responsible for all remaining obligations under the agreement, pursuant to its guarantee.

FINOVA entered into short-term foreign exchange swap transactions to minimize currency risk. Currency risk results from changes in the value of underlying foreign-denominated assets or liabilities versus U.S. Dollar (“USD”) values. Without these currency swap transactions, FINOVA could be adversely impacted by exchange rate volatility. The USD equivalent of the exchanged currencies totaled $5 million and $31 million at December 31, 2003 and 2002, respectively. The foreign exchange swap transactions are renewable on a monthly basis.

During 2001, substantially all of FINOVA’s outstanding interest rate swaps were terminated as a result of the Company’s chapter 11 filing. In accordance with the Company’s various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due from the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Upon termination of substantially all FINOVA interest rate swaps, the Company’s assets and liabilities were no longer match funded. Changes in interest rates will thus affect the Company’s financial results.

H.	Fresh-Start Reporting

In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted fresh-start reporting upon emergence from chapter 11 in 2001. The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company’s existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company’s reorganization value at emergence was less than its post-petition liabilities and allowed claims. Fresh-start reporting resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. FINOVA’s gross assets were recorded at their reorganization value, which was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The Senior Notes were recorded based upon their trading price shortly after they were issued. The resulting stockholders’ equity value of $17.6 million at August 31, 2001, was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry at that point in time.

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

The effect of the Plan and the implementation of fresh-start reporting on the Company’s balance sheet as of August 31, 2001 was as follows:

THE FINOVA GROUP INC.

FRESH-START BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	Predecessor Company August 31, 2001		Reorganization Plan Adjustments		Reorganized Company (Before Fresh-Start)	Fresh-Start Adjustments			Reorganized Company August 31, 2001

ASSETS
Cash and cash equivalents		$3,623,751	$(2,715,926	) (a)(b)(c)	$907,825	$			$907,825
Financing Assets:
Loans and other financing contracts, net		6,371,233			6,371,233		(805,158	) (f)	5,566,075
Direct financing leases		458,892			458,892		(47,029	) (f)	411,863
Leveraged leases		221,122			221,122		(4,200	) (f)	216,922

Total financing assets		7,051,247			7,051,247		(856,387	) (f)	6,194,860
Reserve for credit losses		(707,521)			(707,521)		451,197	(f)	(256,324)

Net financing assets		6,343,726			6,343,726		(405,190)		5,938,536

Other Financial Assets:
Assets held for sale		330,185	342,554	(c)	672,739		(6,530	) (f)	666,209
Operating leases		478,511			478,511		(132,398	) (f)	346,113
Investments		286,017	(2,791	) (a)(c)	283,226		(79,718	) (f)	203,508
Assets held for the production of income		262,771			262,771		(85,855	) (f)	176,916
Net assets of discontinued operations		322,558	(322,558	) (c)

Total other financial assets		1,680,042	17,205		1,697,247		(304,501)		1,392,746

Total Financial Assets		8,023,768	17,205		8,040,973		(709,691)		7,331,282
Other assets		156,923	17,475	(a)(c)(d)	174,398		(110,549	) (f)(g)	63,849
Goodwill, net of accumulated amortization		43,410			43,410		(43,410	) (g)

		$11,847,852	$(2,681,246)		$9,166,606		$(863,650)		$8,302,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$		$5,600,000	(a)	$5,600,000	$			$5,600,000
Senior debt		10,993,901	(7,743,423	) (a)(b)	3,250,478		(771,339	) (f)	2,479,139

Total debt		10,993,901	(2,143,423)		8,850,478		(771,339)		8,079,139
Accounts payable and accrued expenses		651,344	(449,745	) (a)(b)(c)(d)	201,599		(5,361	) (f)	196,238
Deferred income taxes, net		34,055			34,055		(24,099	) (f)	9,956

Total Liabilities		11,679,300	(2,593,168)		9,086,132		(800,799)		8,285,333

Convertible Preferred Securities		111,550	(111,550	) (b)
Stockholders’ Equity:
Common stock		648	611	(e)	1,259				1,259
Additional capital		1,119,531	(611	) (e)	1,118,920		(1,102,020	) (f)	16,900
Accumulated deficit		(880,520)	26,327	(a)(b)(d)	(854,193)		854,193	(f)
Accumulated other comprehensive loss		(4,386)	(2,855	) (c)	(7,241)		7,241	(g)
Common stock in treasury		(178,271)			(178,271)		177,735	(f)	(536)

Total Stockholders’ Equity		57,002	23,472		80,474		(62,851)		17,623

		$11,847,852	$(2,681,246)		$9,166,606		$(863,650)		$8,302,956

THE FINOVA GROUP INC.

Notes to Fresh-Start Balance Sheet:

a)	Reflects the receipt of proceeds from the $5.6 billion Berkadia Loan, which was used together with cash on hand and the issuance of $3.25 billion of Senior Notes to restructure the Company’s existing senior indebtedness and repay all accrued and unpaid pre-petition and post-petition interest. The restructuring of senior indebtedness included offsetting amounts owed of $51.4 million, which represented FINOVA cash held by various institutions exercising their right of offset.

b)	Holders of the TOPrS issued by FINOVA Finance Trust received (i) a cash payment equal to 52.5% of the liquidation preference attributable to TOPrS, (ii) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to TOPrS and (iii) Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to TOPrS. As a result, FINOVA recorded a gain on discharge of indebtedness of $28.8 million. FINOVA’s subordinated debentures related to TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan.

c)	Upon emergence from chapter 11, the net assets of discontinued operations were reclassified into continuing operations and all former segments of the Company have been dissolved. This decision reflects management’s intention to manage all assets as one operating unit, with an emphasis on orderly collection of its portfolio.

d)	In connection with the Plan, the Company rejected a number of lease agreements for its office space. Management explored alternative facilities for its operations and negotiated acceptable concessions with some of its landlords for continued use of all or portions of the space at those facilities. FINOVA wrote off $15.1 million in fixed assets and leasehold improvements related to offices closed as a result of rejecting certain lease agreements. Additionally, FINOVA accrued for lease damages associated with these rejected lease agreements.

e)	FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of the shares of FINOVA common stock outstanding after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

f)	Reflects the adjustments made to carrying amounts of assets, liabilities and stockholders’ equity to record them at fair value. The adjustment to assets totaled $863.7 million, of which $365.4 million will amortize into income over the life of the transactions, assuming the accrual of income continues. The borrower’s obligation to make payments to the Company was not affected by this adjustment.

The adjustment to reduce the carrying amount of the Senior Notes by $771.3 million represented a discount on the principal amount based upon the fair value of that obligation. This discount is being partially amortized to interest expense over the term of the Senior Notes utilizing the effective interest method. The effective rate (10.8%) represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization at 10.8% will increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). Although the August 31, 2001 Reorganized Company balance sheet reflects the Senior Notes at $2.48 billion, the Company’s repayment obligation was the principal amount of $3.25 billion.

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

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. Postretirement health benefits are any benefits other than retirement benefits

THE FINOVA GROUP INC.

and are recorded at the time employees leave active service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. Postretirement benefits are funded as those benefits are paid.

Obligations and Funded Status

	Pension benefits		Postretirement health benefits
At December 31,	2003	2002	2003		2002

Change in Projected Benefit Obligations:
Projected benefit obligation, beginning of year	$38,595	$37,440		$1,421		$2,610
Service cost	1,099	1,520				133
Interest cost	2,378	2,286		81		165
Amendments (1)				(1,286)		(1,404)
Actuarial loss/(gain)	1,666	(37)				209
Benefits paid	(1,688)	(2,614)		(216)		(292)

Projected benefit obligation, end of year (2)	$42,050	$38,595		$—		$1,421

Change in Plan Assets:
Fair value of plan assets, beginning of year	$36,278	$25,548	$		$
Actual return (loss) on plan assets (3)	353	(3,356)
Employer contributions (4)	5,000	16,700		216		292
Benefits paid	(1,688)	(2,614)		(216)		(292)

Fair value of plan assets, end of year	$39,943	$36,278		$—		$—

Funded status	$(2,107)	$(2,317)	$			$(1,421)
Unrecognized net actuarial loss	13,088	9,321				482
Unrecognized prior service benefit						(1,404)

Net amount recognized (1)	$10,981	$7,004		$—		$(2,343)

(1)	As of December 31, 2002, the Company amended its postretirement health benefit plan to discontinue the plan for active employees, resulting in a $1.4 million reduction in liability. As of December 31, 2003, the Company terminated the plan for non-active employees, resulting in a $1.3 million reversal of the remaining liability and elimination of the postretirement health benefit plan in its entirety.

(2)	The Company’s projected benefit obligation represents the actuarial present value of benefits taking into account assumptions regarding future salary increases. At December 31, 2003 and 2002, the accumulated benefit obligations, which were based on current and past compensation levels, totaled $39.8 million and $36.0 million, respectively.

(3)	To reduce the volatility of invested plan assets, the Company transferred all plan assets to lower yielding, lower risk investments during 2002. See Pension Plan Assets below for a discussion of the Company’s investment strategy.

(4)	During 2003 and 2002, the Company funded discretionary contributions of $5.0 million and $15.0 million, respectively, to improve the plan’s funded status, in addition to the $1.7 million minimum contribution required by funding regulations during 2002. The Company had no required minimum contribution in 2003.

Amounts Recognized in the Consolidated Balance Sheet at December 31:

	Pension benefits		Postretirement health benefits
	2003	2002	2003		2002

Prepaid benefit cost	$10,981	$7,004	$		$
Accrued benefit cost						(2,343)

Net amount recognized	$10,981	$7,004		$—		$(2,343)

THE FINOVA GROUP INC.

Weighted Average Assumptions Used to Determine Projected Benefit Obligations at December 31:

	Pension benefits		Postretirement health benefits
	2003	2002	2003	2002

Discount rate	6.00%	6.25%	n/a	6.25%
Rate of increase in future compensation levels	2.50%	2.75%	n/a	n/a

Pension Plan Assets

The Company’s pension plan assets at December 31, 2003 and 2002 were held entirely in a low yielding, low risk short-term investment grade money market fund containing a diversified blend of investment grade commercial paper, certificates of deposit and other low risk short-term investments.

The plan’s written investment policy allows the Company’s pension investment committee to choose from a number of short- to long-term investments. Allowable assets range from overnight investment grade repurchase agreements and short-term marketable securities to longer-term corporate or government bonds and real estate investment trusts. The historical FINOVA total return investment approach focused on a mix of equities and fixed income investments to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan obligations and funded status, the Company’s financial condition and the expected maturity date of the plan.

In August 2002, the Company’s pension investment committee, after consultation with the Board of Directors, selected a short-term investment grade money market fund to meet the investment requirements of a plan with an unknown duration and a primary goal of principal preservation. Given the expected short-term duration of the pension plan investment period, longer-term investments focusing on growth with a potential for principal exposure were not deemed appropriate upon evaluation of the duration of the plan, economic conditions and the Company’s financial circumstances. The investment strategy and risk management practice is presently focused exclusively on principal preservation given the unknown termination date of the plan as a result of the Company’s continued liquidation.

Cash Flows

The Company has no minimum funding requirement for its pension plan in 2004; however, the Company continues to evaluate the current funded status of the plan, its investment strategy and likelihood and cost of terminating the plan; and may make further discretionary contributions, if deemed warranted. The Company has not made a decision regarding 2004 discretionary contributions at this time.

To put the cost of termination in perspective and for illustrative purposes only, based on the Company’s current investment strategy, the current interest rate environment and actuarial estimates at December 31, 2003, the Company estimates that if the plan was terminated in two years, the plan termination liability would exceed projected assets by approximately $16 million; however, the Company has made no decision to terminate the plan and no assurance can be made that the plan will be terminated, or if made, when it might occur and the cost of such termination.

THE FINOVA GROUP INC.

Components of Net Periodic Benefit Cost

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Pension benefits:
Service cost	$1,099	$1,520	$580	$1,766
Interest cost	2,378	2,286	800	1,621
Expected return on plan assets	(2,496)	(2,278)	(810)	(1,876)
Recognized net actuarial loss	42	13
Amortization of prior service cost				(85)
Amortization of transition asset				(14)

Total benefit cost	$1,023	$1,541	$570	$1,412

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Postretirement health benefits:
Service cost	$	$133	$40	$253
Interest cost	81	165	50	168
Recognized net actuarial gain	6			(97)
Amortization of prior service cost	(75)			46
Amortization of transition obligation				51

Total benefit cost	$12	$298	$90	$421

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at December 31:

	Pension benefits			Postretirement health benefits
	2003	2002	2001	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long term rate of return on plan assets	3.00%	6.00%	9.00%	n/a	n/a	n/a
Rate of increase in future compensation levels	2.75%	3.25%	3.75%	n/a	n/a	n/a
Current year’s rate - pre-65	n/a	n/a	n/a	8.00%	9.00%	10.00%
Current year’s rate - post-65	n/a	n/a	n/a	9.00%	10.50%	12.00%
Ultimate year’s rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Ultimate year	n/a	n/a	n/a	2007	2007	2007

In determining the expected long-term rate of return on plan assets, FINOVA studied historical markets and the historical returns of assets with similar investment risk as deployed by FINOVA’s investment strategy, which is consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as the interest rate environment, inflation and other economic indicators are evaluated and adjustments, where deemed necessary, are made to the historical market information in determining the expected rate of return assumptions. Given the Company’s present expectation of a shorter investment period than most plans benchmarked, shorter-term capital market assumptions were utilized.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have affected the total of service and interest costs components of postretirement health benefits by plus or minus $2 thousand during 2003. As noted above, the Company’s

THE FINOVA GROUP INC.

postretirement health benefit plan was terminated at December 31, 2003 and there will be no future impact to the Company’s results of operations.

J.	Income Taxes

The consolidated income tax (expense) benefit consisted of the following for the periods ended:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Current:
United States – State	$(390)	$ 506	$1,580	$815
Foreign	226	549

	(164)	1,055	1,580	815

Deferred:
United States – State	390	(506)	(1,580)	(815)
Foreign	(226)	(605)	(792)	2,765

	164	(1,111)	(2,372)	1,950

Income tax (expense) benefit	$—	$(56)	$(792)	$2,765

During 2003 and 2002, FINOVA received net income tax refunds of $41.7 million and $39.5 million, respectively. For the four months ended December 31, 2001, the Company received income tax refunds of approximately $1.6 million and for the eight months ended August 31, 2001, the Company paid income taxes of approximately $5.7 million.

The federal statutory income tax rate applied to income (loss) before taxes is reconciled to the effective income tax rate as follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%	35.0%
State income taxes	(2.3)	(3.9)	2.8	2.4
Foreign tax effects	0.4	(1.0)	(0.7)	(1.3)
Valuation allowance	30.0	28.1	(37.2)	(35.0)
Municipal and ESOP income		0.6	0.1	0.3
Non-deductible goodwill				(0.8)
Original issue discount	7.0	11.2
Other	(0.1)	(0.1)	(0.1)	(0.2)

(Expense) benefit for income taxes	—%	(0.1)%	(0.1)%	0.4%

THE FINOVA GROUP INC.

The significant components of deferred tax liabilities and deferred tax assets at December 31, consisted of the following:

	2003	2002

Deferred tax liabilities:
Deferred income from leveraged leases	$270,206	$424,576
Deferred income from lease financing	562	67,224
Other	2,211	1,630

Gross deferred tax liability	272,979	493,430

Deferred tax assets:
Reserve for credit losses	159,238	349,142
Goodwill	6,498	5,425
Alternative minimum tax	5,283	5,309
Net operating loss carryforward	351,700	349,439
Basis difference in loans and investments	119,268	173,993
Basis difference in debt	30,268	44,304
Basis difference in owned assets	112,061	119,381
Accrued expenses	10,301	8,664
Other	2,040	17,834

Gross deferred tax asset	796,657	1,073,491
Valuation allowance	(527,728)	(596,837)

Net deferred tax asset	268,929	476,654

Net deferred tax liability	$4,050	$16,776

The effective income tax rates for continuing operations for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001 were 0.0% expense, 0.1% expense, 0.1% expense and 0.4% benefit, respectively. The effective income tax rate for discontinued operations for the eight months ended August 31, 2001 was 9.95%. The low rates were due to the expectation that the Company would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2003 and 2002, the valuation allowance decreased by $69.1 million and $162.9 million, respectively, primarily due to the utilization of deferred tax assets. The reasons the Company may not be able to utilize all the deferred tax assets include: a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

Based on available data, management has concluded that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company’s ability to utilize net operating loss (“NOL”) carryforwards and built in losses following the ownership change. However, pursuant to the “Section 382(I)(5) bankruptcy exception,” provided the Company’s reorganization resulted in ownership of 50% or more of the Company’s stock by qualifying creditors and pre-change stockholders, the general limitations imposed by Section 382 will not apply. As of December 31, 2003 and 2002, the Company had federal NOL carryforwards of $851.6 million and $859.4 million, respectively, none of which expire prior to 2009.

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act includes provisions allowing corporations to carryback certain NOLs for longer periods and with fewer limitations than had previously existed. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs became available for carryback, thereby entitling the Company to a refund of approximately $67 million. During the third quarter of 2002, the Company received $36.0 million of this refund, which was recorded in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as a direct addition to paid-in-capital. The Company received the remainder of the refund plus interest during 2003, which was also recorded as a direct addition to paid-in-capital. As a result of the special election and carryback of NOLs, the Company did not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income as contemplated in the Company’s Form 10-K for December 31, 2001.

THE FINOVA GROUP INC.

K.	Stockholders’ Equity

In August 2001, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA’s outstanding shares after giving effect to implementation of the Plan. At December 31, 2003, 2002 and 2001, FINOVA had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. All rights under existing options, warrants and rights of conversion were deemed cancelled on August 21, 2001, the effective date of the Plan. As a result, 132,296 shares of FINOVA common stock were reacquired by FINOVA. The Company has 400,000,000 shares of common stock authorized.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2003. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

In conjunction with implementing fresh-start reporting during 2001, the Company adjusted its assets and liabilities to fair value, which resulted in a stockholders’ value of $17.6 million. This value was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.

L.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2001	$(95)	$15,249	$15,154
Change during the eight months ended August 31, 2001	95	(15,249)	(15,154)

Balance August 31, 2001
Change during the four months ended December 31, 2001	(2,919)	6,999	4,080

Balance, December 31, 2001	(2,919)	6,999	4,080
Change during 2002	2,786	(10,743)	(7,957)

Balance, December 31, 2002	(133)	(3,744)	(3,877)
Change during 2003	(313)	7,179	6,866

Balance, December 31, 2003	$(446)	$3,435	$2,989

The balances were not tax affected in 2003, 2002 and 2001 due to the Company’s current tax position, which includes substantial net operating loss carryforwards (see Note J “Income Taxes”).

M.	Convertible Preferred Securities

Pursuant to the Plan, in August 2001, the $118.6 million aggregate principal amount of convertible subordinated debentures (the “Debentures”) related to the $115 million (before transaction costs of $3.5 million) of 5½% Convertible Trust Originated Preferred Securities (the “Preferred Securities” or the “TOPrS”) were cancelled. Holders of the TOPrS received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). As a result, FINOVA recorded an extraordinary gain of $28.8 million in 2001.

The Preferred Securities accrued and paid cash distributions quarterly, when declared by FINOVA, at a rate of 5½% per annum of the stated liquidation amount of $50 per preferred security. FINOVA had the option to defer making distributions on the Debentures for up to 20 consecutive quarters, and did so early in 2001, at which time dividends on the TOPrS were also suspended.

THE FINOVA GROUP INC.

N.	General and Administrative Expenses

The following represents a summary of the major components of general and administrative expenses for the periods ended:

	Reorganized Company						Predecessor Company
	Year Ended December 31,				Four Months Ended		Eight Months Ended

	2003	%	2002	%	Dec. 31, 2001%		Aug. 31, 2001%

Salaries and employee benefits	$31,914	45.2%	$60,912	56.2%	$35,431	56.0%	$60,603	49.9%
Professional services	24,597	34.8%	17,600	16.2%	14,281	22.6%	28,678	23.6%
Other operating expenses	5,413	7.6%	16,935	15.6%	5,157	8.1%	15,620	12.9%
Occupancy expenses	4,921	7.0%	6,728	6.2%	5,933	9.4%	8,645	7.1%
Depreciation and amortization	2,784	3.9%	3,621	3.4%	1,615	2.6%	4,601	3.8%
Travel and entertainment	1,044	1.5%	2,611	2.4%	855	1.3%	1,785	1.5%
Goodwill amortization							1,621	1.2%

Total general and administrative expense	$70,673	100.0%	$108,407	100.0%	$63,272	100.0%	$121,553	100.0%

O.	Operating Leases

The Company leases various office properties under operating lease contracts expiring through 2011. As discussed in Note P “Costs Associated with Exit or Disposal Activities,” FINOVA has several office leases that it has ceased using or terminated. The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of the lease. As of December 31, 2003, the Company had a liability for terminated leases and office space it has ceased using totaling $4.9 million, which is net of sublease rentals, where applicable.

The table below details total minimum future rental payments under operating leases still in place as of December 31, 2003:

2004	$6,496
2005	4,350
2006	1,455
2007	1,243
2008	1,243
Thereafter	3,284

Total minimum future rental payments	$18,071

Total minimum future rental payments have not been reduced by $6.0 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals was $4.9 million, $6.7 million, $5.9 million and $8.6 million for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. Sublease rentals were $0.9 million, $0.4 million and $1.7 million for the year ended December 31, 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. Rent expense for the year ended December 31, 2003 does not include rent payments and sublease rentals netted against the liability established in December 2002 in accordance with the provisions of SFAS No. 146, for future rentals (net of anticipated sublease rentals) on office space the Company is no longer using.

P.	Costs Associated with Exit or Disposal Activities

On December 31, 2002, FINOVA implemented the provisions of SFAS No. 146, which did not have a material impact on the Company’s consolidated results of operations and financial position. This statement addresses financial accounting and reporting for costs such as one-time termination benefits, including severance costs and contract termination costs. As a result of the sale of assets, the reduction in workforce and the overall contraction of the Company, FINOVA is currently incurring both types of expenses.

THE FINOVA GROUP INC.

Severance

All employees are currently entitled to severance benefits under certain circumstances. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” the Company had previously established a full liability for termination benefits when management approved and committed the Company to a plan of termination and formally communicated such plan to its employees. In accordance with SFAS No. 146, the Company must now recognize the liability for termination benefits ratably over the employee’s remaining service period. The liability is measured on the date the employee received notice based on the fair value of the liability as of the termination date, using a credit-adjusted risk-free rate.

2003

Balance, beginning of year	$8,878
Payments	(5,990)
Net additions	527

Balance, end of year	$3,415

As of December 31, 2003 and 2002, FINOVA’s severance liability covered approximately 52 and 140 individuals, respectively, at various levels throughout the Company, including staff and management. The liability is recorded in the accounts payable and accrued expenses line item of the balance sheet. During 2003 and 2002, the Company paid severance benefits totaling $6.0 million and $11.0 million, respectively.

Contract Termination Costs

In accordance with SFAS No. 146, a liability shall be recognized and measured at fair value for costs to terminate an operating lease or other contract upon termination and for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company, when the Company ceases using the right conveyed by the contract (“cease-use date”). As a result of the sale of assets and the reduction in the number of employees, FINOVA has several office leases that it has ceased using or terminated (rejected in bankruptcy). The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of certain leases, including its principal executive office in Scottsdale, Arizona, which had been rejected during bankruptcy.

2003

Balance, beginning of year	$9,581
Payments	(6,487)
Net additions	1,832

Balance, end of year	$4,926

As of December 31, 2003, the Company had a liability for terminated leases and office space it has ceased using totaling $4.9 million, which is reflected in the accounts payable and accrued expenses line item of the balance sheet. The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals. The decrease since December 31, 2002, was due to the payment of scheduled lease rentals (net of sublease income) and termination costs, partially offset by accruals related to additional idle office space.

Q.	Litigation and Claims

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2003. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

The first lawsuit, a complaint captioned Earle B. Gregory, et al, v. FINOVA Capital Corporation, James T. Garrett, et al., (the “Gregory action”) was filed in the Court of Common Pleas of Lancaster County, South Carolina, case no. 2003-CP-29-967, and was served on FINOVA on October 17, 2003. An amended complaint was served on November 5, 2003, prior to the deadline for FINOVA to answer, plead, or otherwise respond to the original complaint. The Gregory action was properly removed to the United States District Court for the District of South Carolina on November 17, 2003, pursuant to 28 U.S.C. §§ 1334 and 1452. The plaintiffs filed a motion to remand the case to state court, but the U.S. District Court denied this motion in an order dated December 18, 2003.

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. 8:03-372413 (“Moore”) , was filed in the United States District Court for the District of South Carolina on November 25, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. C 204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

Each of the five Thaxton-related lawsuits are styled as class actions, purportedly brought on behalf of certain defined classes of people who had purchased subordinated notes from the Thaxton Entities. The complaints by the subordinated noteholders allege claims of fraud, securities fraud, and various other civil conspiracy and business torts in the sale of the subordinated notes. Each of the complaints seeks an unspecified amount of damages, among other remedies. In addition to FINOVA, the complaints each name as co-defendants Thaxton’s accountants and attorneys, and in the Gregory case, several officers of the Thaxton Entities.

There are approximately 6,800 holders of the subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. The unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend against the claims, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

R.	Fair Value of Financial Instruments

The following disclosure of the fair value of financial instruments has been developed by FINOVA using market information obtained by the Company and the valuation methodologies described below. Fair value is estimated and defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company and the fair value of debt may be less than the principal amount due on the debt (as is the case with the Senior Notes). Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

THE FINOVA GROUP INC.

The carrying values of cash and cash equivalents, investments, accounts payable and accrued expenses approximate fair value. The Company also has short-term foreign exchange swap transactions, which are renewable on a monthly basis and approximate their fair value.

The carrying amounts and estimated fair values of FINOVA’s financial instruments for the years ended December 31, are as follows:

	2003			2002
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value

Balance Sheet - Financial Instruments:
Loans and other financing contracts	$1,309,605	(1)	$1,256,954	$2,930,961	(1)	$2,754,507
Berkadia Loan	525,000		525,000	2,175,000		2,175,000
Senior Notes	2,338,791		1,825,289	2,381,643		1,043,103

(1)	Carrying amount before reserves.

The methods and assumptions used to estimate the fair values of the financial instruments presented in the table are summarized as follows:

Loans and other financing contracts (before reserves). The fair value of loans and other financing contracts was based on their estimated net present value, determined by discounting expected cash flows at risk adjusted market rates for loans of similar credit quality. The carrying amounts presented in the table are before the reserve for credit losses, while the estimated fair value takes credit losses into consideration. The process of determining fair value requires the use of estimates regarding expected cash flows and risk adjusted market rates, and actual outcomes may differ from the estimated fair value.

Berkadia Loan. At December 31, 2003 and 2002, the Company believed the fair value of the Berkadia Loan (private placement) was equal to its carrying value of $525.0 million and $2.175 billion, respectively. The Berkadia Loan had a first priority lien on substantially all of FINOVA’s assets, including substantially all of its subsidiaries, and as a result, was secured by $1.6 billion and $1.5 billion of collateral in excess of its loan balance at December 31, 2003 and 2002, respectively. The Company fully repaid the Berkadia Loan in February 2004.

Senior Notes. The Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2003 and 2002. At December 31, 2003, the fair value of the Senior Notes was $1.8 billion compared to their carrying amount of $2.3 billion. At December 31, 2002, the fair value of the Senior Notes was $1.0 billion compared to their carrying amount of $2.4 billion. The carrying amount of the Senior Notes was net of unamortized fresh-start discount of $629.2 million and $686.3 million at December 31, 2003 and 2002, respectively.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair values, the values presented have not been updated since December 31, 2003. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

S.	Related Party

In conjunction with its emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the Senior Notes were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan.

Upon entering into a commitment with Berkadia on February 26, 2001, FINOVA paid Berkadia a nonrefundable commitment fee of $60.0 million. An additional $60.0 million funding fee was paid to Berkadia when the Berkadia Loan was made. Terms of the Berkadia Loan and other matters involving Berkadia are described in Note F “Debt” and throughout this document.

In connection with its reorganization, FINOVA’s Board of Directors was reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor’s committee. The Berkadia

THE FINOVA GROUP INC.

designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor’s committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the Senior Notes as long as the outstanding balance of the Senior Notes is greater than $500 million.

FINOVA’s business is being operated under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the agreement, FINOVA pays Leucadia an annual management fee of $8 million. Additionally, FINOVA reimburses Leucadia personnel for all reasonable out-of-pocket expenses.

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company’s creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background

Ian M. Cumming	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.

Joseph S. Steinberg	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	Director of FINOVA. Partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he has practiced since 1981.

Thomas F. Boland	Director of FINOVA originally designated by the Official Committee of Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

T.	Discontinued Operations

In August 2001, net assets of $322.6 million, which had previously been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” were reclassified to assets held for sale. This decision reflected management’s intention to manage these net assets in the same manner as other assets of the Company.

During the eight months ended August 31, 2001, discontinued operations contained total revenues of $61.6 million, partially offset by total expenses of $57.3 million and income tax expense of $1.3 million, while the net loss on disposal of assets included additional net realizable value markdowns of $18.0 million.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003:
Total revenues	$80,711	$79,345	$90,911	$114,694
Interest margin	(11,157)	(8,708)	8,230	37,429
Total other revenues and (expenses)	23,911	80,922	66,951	58,535
Net income	12,754	72,214	75,181	95,964
Basic/diluted earnings per share	0.10	0.59	0.62	0.79

2002:
Total revenues	$117,517	$95,522	$82,740	$81,220
Interest margin	(4,838)	(18,964)	(22,465)	(23,683)
Total other revenues and (expenses)	(7,341)	23,095	46,686	129,038
Net income (loss)	(12,181)	4,129	24,180	105,344
Basic/diluted earnings (loss) per share	(0.10)	0.03	0.20	0.87