Form 10-Q
period 2004-03-31
FINOVA GROUP INC
filed 2004-05-03
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

As of April 29, 2004, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$442,714	$789,138
Financing Assets:
Loans and other financing contracts, net	1,136,736	1,309,605
Direct financing leases	175,787	192,105

Total financing assets	1,312,523	1,501,710
Reserve for credit losses	(219,511)	(274,828)

Net financing assets	1,093,012	1,226,882

Other Financial Assets:
Assets held for sale	185,149	138,224
Operating leases	82,557	102,381
Assets held for the production of income	43,216	25,477
Investments	34,475	38,192

Total other financial assets	345,397	304,274

Total Financial Assets	1,438,409	1,531,156
Other assets	21,922	23,882

	$1,903,045	$2,344,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$—	$525,000
Senior Notes, net (principal amount due of $3.0 billion)	2,347,820	2,338,791

Total debt	2,347,820	2,863,791
Accounts payable and accrued expenses	158,261	129,082
Deferred income taxes, net	3,937	4,050

Total Liabilities	2,510,018	2,996,923

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	108,256	108,256
Accumulated deficit	(718,641)	(764,715)
Accumulated other comprehensive income	2,689	2,989
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(606,973)	(652,747)

	$1,903,045	$2,344,176

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Interest income	$48,409	$49,441
Rental income	5,775	7,993
Operating lease income	14,815	12,103
Fees and other income	5,119	11,174

Total Revenues	74,118	80,711
Interest expense	(66,203)	(83,694)
Operating lease and other depreciation	(4,989)	(8,174)

Interest Margin	2,926	(11,157)

Other Revenues and (Expenses):
Reversal of provision for credit losses	50,690	53,999
Net gain (loss) on financial assets	12,828	(3,142)
Portfolio expenses	(6,160)	(10,524)
General and administrative expenses	(14,210)	(16,422)

Total Other Revenues and (Expenses)	43,148	23,911

Income before income taxes	46,074	12,754
Income tax expense	—	—

Net Income	$46,074	$12,754

Basic/diluted earnings per share	$0.38	$0.10

Weighted average shares outstanding	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$46,074	$12,754
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit losses	(50,690)	(53,999)
Net cash gain on disposal of financial assets	(11,703)	(18,560)
Net non-cash (gain) charge-off on financial assets	(1,125)	21,702
Depreciation and amortization	5,449	8,956
Deferred income taxes, net	(113)	(14)
Other amortization	1,589	4,069
Change in assets and liabilities:
Decrease in other assets	1,500	3,063
Increase in accounts payable and accrued expenses	33,561	31,502

Net Cash Provided by Operating Activities	24,542	9,473

Investing Activities:
Proceeds from disposals of leases and other owned assets	27,164	29,355
Proceeds from sales of investments	5,833	3,669
Proceeds from sales of loans and financing leases	—	180,926
Collections from financial assets	129,753	429,220
Fundings under existing customer commitments	(25,764)	(108,221)
Recoveries of loans previously written off	17,048	25,345

Net Cash Provided by Investing Activities	154,034	560,294

Financing Activities:
Repayments of Berkadia Loan	(525,000)	(650,000)

Net Cash Used by Financing Activities	(525,000)	(650,000)

Decrease in Cash and Cash Equivalents	(346,424)	(80,233)

Cash and Cash Equivalents, beginning of period	789,138	575,215

Cash and Cash Equivalents, end of period	$442,714	$494,982

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2003	$1,259	$53,233	$(1,020,828)	$(3,877)	$(536)	$(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003	1,259	108,256	(764,715)	2,989	(536)	(652,747)

Comprehensive income:
Net income			46,074			46,074
Net change in unrealized holding gains (losses)				(250)		(250)
Net change in foreign currency translation				(50)		(50)

Comprehensive income						45,774

Balance, March 31, 2004	$1,259	$108,256	$(718,641)	$2,689	$(536)	$(606,973)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Dollars in thousands in tables)

(Unaudited)

A. Nature of Operations

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Capitalized terms not defined herein are used as defined in the Form 10-K.

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). The FINOVA Group Inc., a Delaware corporation incorporated in 1991, is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses.

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

Because virtually all of the Company’s assets are pledged to secure the Company’s debt obligations, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet substantially all of its liquidity needs.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of March 31, 2004, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2003, 2002 and 2001 financial statements due to concerns regarding the Company’s ability to continue as a going concern.

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

For a listing of the Company’s significant accounting policies, see Note B “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

C. Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of March 31, 2004 and December 31, 2003, the carrying amount of total financial assets (before the reserve for credit losses) was $1.7 billion and $1.8 billion, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at March 31, 2004:

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments		Total Financial Assets	%
Resort	$375,979	$22,646	$55,680	$1,247	$		$455,552	27.5
Transportation		182,230	47,681	49,240		125,619	404,770	24.4
Specialty Real Estate (1)	326,429	2,845	31,512	600			361,386	21.8
All other portfolios	52,391	83,686	253,760	11,746		34,629	436,212	26.3

Total financial assets	$754,799	$291,407	$388,633	$62,833		$160,248	$1,657,920	100.0
Reserve for credit losses							(219,511)

Total							$1,438,409

(1)	The carrying value of the Specialty Real Estate portfolio increased from $331.0 million at December 31, 2003 due to a $58.0 million prepayment of high cost non-recourse senior debt associated with a leveraged lease (held for sale), partially offset by collections and runoff within the portfolio.

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

At March 31, 2004, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	4		4	21
Boeing 727	28	5	23	26
Boeing 737	26	26		20
Boeing 747	12	5	7	21
Boeing 757	8	8		11
McDonnell Douglas DC 8 and DC 9	29	20	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	27	27		18
Regional jets, corporate aircraft and turbo props	40	40		12

Total	189	135	54	21

At March 31, 2004, 64 aircraft with a carrying value of $200.1 million were operated by U.S. domiciled carriers and 70 aircraft with a carrying value of $144.9 million were operated by foreign carriers. Additionally, 55 aircraft with a carrying value of $42.9 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 17 aircraft which are currently being dismantled to be sold in the used parts market.

During the first quarter, the Company reassessed the likelihood of off-lease assets being re-leased and began dismantling an additional 10 aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs to potentially return to service. During the first quarter, the Company completed the dismantling of three aircraft. The Company anticipates additional aircraft being dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $16.9 million at March 31, 2004.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At March 31, 2004, the carrying amount of the resort portfolio by state was as follows:

	Carrying Amount	%
Florida	$166,240	36.5%
California	78,356	17.2%
Hawaii	71,410	15.7%
Nevada	68,814	15.1%
Other (each less than 10%)	70,732	15.5%

Total	$455,552	100.0%

D. Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Three Months Ended March 31,
	2004	2003
Balance, beginning of year	$274,828	$540,268
Reversal of provision for credit losses	(50,690)	(53,999)
Write-offs	(21,675)	(55,583)
Recoveries	17,048	25,345
Other		(12)

Balance, end of period	$219,511	$456,019

For the three months ended March 31, 2004, the Company recorded a $50.7 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. Partially offsetting this reserve reduction were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	March 31, 2004	December 31, 2003
Reserves on impaired assets	$185,329	$239,975
Other reserves	34,182	34,853

Reserve for credit losses	$219,511	$274,828

At March 31, 2004, the total carrying amount of impaired loans and leases was $738.1 million, of which $291.4 million were revenue accruing. The Company has established impairment reserves of $185.3 million related to $456.5 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased slightly as a result of collections, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $451.5 million or 27.2% of total financial assets (before reserves) at March 31, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $64.2 million and write-offs and net valuation markdowns of $24.2 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During the first quarter of 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

An analysis of nonaccruing assets included in total financial assets is as follows:

	March 31, 2004	December 31, 2003
Contracts	$446,659	$579,252
Repossessed assets	4,807	14,049

Total nonaccruing assets	$451,466	$593,301

Nonaccruing assets as a percentage of total financial assets (before reserves)	27.2%	32.9%

E. Debt

A summary of the Company’s total debt outstanding is as follows:

	March 31, 2004		December 31, 2003
Berkadia Loan	$		$525,000
Senior Notes:
Principal		2,967,949	2,967,949
Fresh-start reporting discount		(620,129)	(629,158)

Total Senior Notes, net		2,347,820	2,338,791

Total debt		$2,347,820	$2,863,791

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. On April 5, 2004, FINOVA advised the trustee of the Senior Notes, that the Company would make a $237.5 million partial prepayment of principal effective May 15, 2004. The principal prepayment represents approximately 8% of the total principal amount due. In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

The Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

At March 31, 2004, the Senior Notes are reflected in the Company’s balance sheet net of a remaining $620.1 million unamortized discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% (i.e., 5%/95% as noted below) of each principal repayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the Senior Note prepayment noted above, the Company will place $12.5 million in a segregated cash account, which will be reflected as restricted cash in future financial statements.

F. Pension Plan

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations.

Cash Flows

The Company has no minimum funding requirement for its pension plan in 2004; however, the Company continues to evaluate the current funded status of the plan, its investment strategy and the likelihood and cost of terminating the plan, and may make further discretionary contributions, if deemed warranted. The Company has not made a decision regarding 2004 discretionary contributions at this time.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2004	2003
Service Cost	$191	$302
Interest Cost	600	634
Expected return on plan assets	(324)	(905)
Amortization of net loss	58	57

Net periodic benefit cost	$525	$88

G. Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$3,415	$4,926
Payments	(1,063)	(670)
Net additions	1,430

Balance, end of period	$3,782	$4,256

As of March 31, 2004, FINOVA had a liability for termination benefits of $3.8 million for 56 individuals at various levels within the Company. During the three months ended March 31, 2004, the Company paid termination benefits of $1.1 million and recorded a net charge of $1.4 million for employees notified of their pending termination.

As of March 31, 2004, the remaining liability for contract termination costs related to office leases totaled $4.3 million. The decrease since December 31, 2003 was due to the payment of scheduled lease rentals (net of sublease income).

H. Income Taxes

For the three months ended March 31, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize deferred tax assets generated from losses in prior periods. The Company may not be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of March 31, 2004, the Company had federal net operating losses of $898.3 million available for carryforward.

I. Litigation and Claims

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at March 31, 2004. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. 8:03-372413 (“Moore”), was filed in the United States District Court for the District of South Carolina on November 25, 2003, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. C 204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the “Special Note Regarding Forward-Looking Statements” included herein. Terms not defined herein are used as defined in the Form 10-K. The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

Overview

Restrictions on Business Activities. The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

Liquidity. Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes (and prior to its repayment in February 2004, the Berkadia Loan) (collectively “Senior Debt Obligations”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet substantially all of its liquidity needs.

Collection/Liquidation of Assets. During the three months ended March 31, 2004, internally generated net cash flows from the portfolio totaled $142.3 million. These net cash flows together with existing cash on hand at year end were used exclusively to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $1.4 billion at March 31, 2004, down from $1.5 billion at December 31, 2003. The decline in net financial assets was partially offset by $49.6 million of non-cash activity, primarily the reversal of reserve for credit losses. The Company continued to experience greater than previously anticipated realization on the portfolio; however, as a result of a reassessment during the quarter of assets in the portfolio, the Company expects this realization trend to decline. The non-cash reversal of reserve for credit losses was the primary driver in the Company’s $46.1 million net income for the quarter. The reversal of reserve for credit losses was primarily due to proceeds received from prepayments in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written-off.

Berkadia Loan Repaid. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The $5.6 billion first priority loan was received in August 2001 in conjunction with FINOVA’s emergence from bankruptcy.

$3.0 Billion of Senior Notes Outstanding. Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. On April 5, 2004, FINOVA advised the trustee of the Senior Notes, that the Company would make a $237.5 million partial prepayment of principal effective May 15, 2004. The principal prepayment represents approximately 8% of the total principal amount due. In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

The Company does not believe that it has sufficient assets to fully repay this debt, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Following repayment of the Berkadia Loan in February 2004, the Senior Notes now have a first priority security interest in virtually all of FINOVA’s assets.

No Stockholder Payments Anticipated. Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% of each principal repayment. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the Senior Note prepayment noted above, the Company will place $12.5 million in a segregated cash account, which will be reflected as restricted cash in future financial statements.

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

Impairment of financing assets (subsequent to implementation of fresh-start reporting) is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. These marked down values became the Company’s cost basis in those assets, and accounting rules do not permit the carrying value of these assets to be increased above that fresh-start cost basis if subsequent facts and assumptions result in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis are recorded through operations when collected.

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

FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for certain of these aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in increases or reversal of reserves. As of March 31, 2004 and December 31, 2003, the reserve for credit losses totaled $219.5 million and $274.8 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of March 31, 2004 and December 31, 2003, owned assets totaled $125.8 million and $127.9 million, or 7.6% and 7.1% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of March 31, 2004 and December 31, 2003, assets held for sale totaled $185.1 million and $138.2 million, or 11.2% and 7.7% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of March 31, 2004 and December 31, 2003, $451.5 million and $593.3 million, or 27.2% and 32.9% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. Of this amount, $365.4 million was originally scheduled to amortize into income over the life of the underlying transactions, while $118.1 million remained unamortized as of March 31, 2004. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of March 31, 2004, accretion had been suspended on $52.6 million of the amortizable balance. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value based upon their trading price shortly after they were issued. The $771.3 million original discount ($620.1 million as of March 31, 2004) to the Senior Notes is being partially amortized as additional interest expense over the term of the notes at an effective rate of 10.8%. The effective rate represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization at 10.8% will increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

The adjustments relating to the adoption of fresh-start reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company’s debt securities shortly after emergence, but prior to September 11, 2001. Changes to estimated cash flows could further impact the reserve for credit losses or cause additional write downs of assets. Accounting principles generally accepted in the United States do not permit additional fair value adjustments to the Senior Notes after the initial fresh-start reporting date, including those that would have resulted from the impact of September 11.

Results of Operations

As a result of the application of fresh-start reporting guidelines upon emergence from bankruptcy and the Company’s current situation, which includes the continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from period to period. Trends during any given period may not be indicative of future trends; however, the following discussion of results may provide useful information regarding the current status of the Company.

	Three Months Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Interest margin	$2,926	$(11,157)	$14,083
Reversal of provision for credit losses	50,690	53,999	(3,309)
Net gain (loss) on financial assets	12,828	(3,142)	15,970
Portfolio expenses	(6,160)	(10,524)	4,364
General and administrative expenses	(14,210)	(16,422)	2,212

Net income	$46,074	$12,754	$33,320

Three Months Ended March 31, 2004 and 2003

Net Income. For the three months ended March 31, 2004, the Company reported net income of $46.1 million compared to net income of $12.8 million for the three months ended March 31, 2003. The results for 2004 included interest margin of $2.9 million, a $50.7 million reversal of provision for credit losses and a net gain on financial assets of $12.8 million, partially offset by portfolio expenses of $6.2 million and general and administrative expenses of $14.2 million.

In general, the increase in net income in the first quarter of 2004 was attributable to better than anticipated realization and performance of FINOVA’s asset portfolios. The Company does not expect asset realization to continue at the same rate. As a result, the Company expects net income for 2004 to be below the prior year level.

Interest Margin. For the three months ended March 31, 2004, interest margin increased $14.1 million to $2.9 million. The positive interest margin for 2004 was primarily due to the recognition of suspended and deferred income ($34.7 million and $18.4 million for the three months ended March 31, 2004 and 2003, respectively) as a result of improved portfolio performance, payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and all subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

During the first quarter of 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status and prior suspended income recognized. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any recognition is not expected to reach 2003 levels for the year. The portfolio is considerably smaller and many of the accounts that have stabilized and demonstrated sustained performance have already been returned to earning status. Absent the recognition of substantial suspended income, the Company expects interest margin in 2004 to be negative.

Partially offsetting these positive events was the continued negative impact of a lower level of earning assets ($1.0 billion and $1.9 billion at March 31, 2004 and 2003, respectively) than the face amount of outstanding debt ($3.0 billion and $2.4 billion for March 31, 2004 and 2003, respectively) and the Company’s high aggregate cost of funds. Following the repayment of the Berkadia Loan, the Company’s cost of funds is fixed at the Senior Notes’ stated rate of 7.5%.

Provision for Credit Losses. For the three months ended March 31, 2004, the Company recorded a $50.7 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to $17.0 million of recoveries of amounts previously written off, proceeds received from prepayments in excess of recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, all cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $54.0 million reversal of provision for credit losses for the three months ended March 31, 2003 was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off.

The pace of collections and account payoffs has continued to be faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See “Critical Accounting Estimates” for a discussion of these and additional factors impacting the use of estimates.

Net Gain (Loss) on Financial Assets. The Company realized a net gain on financial assets of $12.8 million for the three months ended March 31, 2004 compared to a net loss of $3.1 million for the three months ended March 31, 2003. The net gain during 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $3.0 million of net gains realized on the sale of private and public investments and $6.8 million of gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves.

The Company entered into a number of transactions to sell assets in 2003 and expects asset sales to continue. However, the Company does not expect to maintain aggregate realization levels comparable to 2003 in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets are concentrated in owned aircraft, loans (predominantly timeshare related) and financing leases. The aircraft industry continues to have excess capacity for both new and used aircraft and a lack of demand for certain classes and configurations, especially those of older vintage, such as FINOVA’s fleet. Additionally, the used spare parts market has become increasingly saturated, lessening demand. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will keep pace with prior year levels.

Significant components of the net loss for 2003 consisted of a $20.1 million net markdown of owned assets within the transportation portfolio, partially offset by a net gain of $4.4 million realized on the rediscount asset sale and net gains resulting from collections and individual asset sales exceeding the carrying amounts of those assets.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, the accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See “Critical Accounting Estimates” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the three months ended March 31, 2004, portfolio expenses totaled $6.2 million compared to $10.5 million for 2003. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses anticipated during 2004.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($3.7 million and $7.5 million during the three months ended March 31, 2004 and 2003, respectively). These costs are related to the large number of off-lease and older vintage aircraft and include the cost of storing, maintaining and preparing certain of these aircraft for potential return to service. Additionally, portfolio expenses are impacted by a Company decision in 2003 to begin dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs for potential return to service. The Company initially incurs one-time costs to dismantle aircraft in certain cases that it anticipates will be offset by future portfolio savings and revenue generated from parts sales. The Company completed the dismantling of five aircraft during 2003 and an additional three during the first quarter of 2004. The Company is in the process of dismantling an additional 17 aircraft, including 10 that were approved for dismantling during the first quarter of 2004.

General and Administrative Expenses. General and administrative expenses decreased $2.2 million to $14.2 million for the three months ended March 31, 2004. The decrease was primarily due to $1.4 million of cost savings resulting from staffing and office occupancy reductions (159 employees at March 31, 2004 compared to 276 at March 31, 2003). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Income Tax Expense. For the three months ended March 31, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of March 31, 2004, the Company had federal net operating losses of $898.3 million available for carryforward.

Financial Condition, Liquidity and Capital Resources

Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes (and prior to its repayment in February 2004, the Berkadia Loan), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet substantially all of its liquidity needs.

The terms of the Company’s debt agreements substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the agreements, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to the Company’s limited sources of liquidity, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates.

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The $5.6 billion first priority loan was received in August 2001 in conjunction with FINOVA’s emergence from bankruptcy.

Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. On April 5, 2004, FINOVA advised the trustee of the Senior Notes, that the Company would make a $237.5 million partial prepayment of principal effective May 15, 2004. The principal prepayment represents approximately 8% of the total principal amount due. In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

The Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% (i.e., 5%/95% as noted below) of each principal repayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the Senior Note prepayment noted above, the Company will place $12.5 million in a segregated cash account, which will be reflected as restricted cash in future financial statements.

The Company has a negative net worth of $607.0 million as of March 31, 2004 ($1.2 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or to pay the 5% distribution to common stockholders. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Other than the debt repayment noted above, there has not been any material changes during the three months ended March 31, 2004.

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

The following table presents the activity in total financial assets, net of the reserve for credit losses for the three months ended March 31, 2004:

(Dollars in thousands)

Total financial assets at December 31, 2003	$1,531,156

Cash activity:
Fundings under existing customer commitments	25,764
Collections and proceeds from financial assets	(168,095)

Net cash flows	(142,331)

Non-cash activity:
Reversal of provision for credit losses	50,690
Net charge-offs of financial assets	(3,257)
Other non-cash activity	2,151

Net non-cash activity	49,584

Total financial assets at March 31, 2004	$1,438,409

Total financial assets, net of the reserve for credit losses, declined to $1.4 billion at March 31, 2004, down from $1.5 billion at December 31, 2003. During 2004, net cash flows from the portfolio totaled $142.3 million, while non-cash activity resulted in a $49.6 million increase in net financial assets. Components of net cash flow included $146.8 million from collections on financial assets (including recoveries) and $21.3 million from the sale of assets (excluding cash gains), offset by $25.8 million of fundings under existing customer commitments. Collections on financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $50.7 million reversal of reserves and other non-cash activity of $2.2 million, partially offset by a $3.3 million reduction related to markdowns of owned assets.

The remaining portfolio consists of four principal asset groups (resort, specialty real estate, transportation and all other portfolios). The resort portfolio (carrying amount of $455.6 million at March 31, 2004) is expected to experience substantial runoff due to scheduled maturities and anticipated prepayments during 2004. The Company has already been formally notified by a number of customers of their intention to prepay their outstanding balances, many of which are anticipated to be collected during the second quarter of 2004. The resort portfolio is recorded (with a few exceptions) at carrying amounts that are not at substantial discounts to par or contractual amounts and in most cases, carrying values of assets are reflected at full contractual amounts. As a result, the continued liquidation of the resort portfolio is not expected to generate significant returns in excess of carrying values. The resort portfolio is primarily comprised of floating-rate assets, many of which contain interest rate floors.

The specialty real estate portfolio (carrying amount of $361.4 million at March 31, 2004) is expected to be liquidated over a somewhat longer period of time. The Company classified the real estate leveraged lease contracts included in this portfolio as assets held for sale and expects a substantial amount of these assets to be liquidated during 2004. The specialty real estate portfolio contains the lowest level of nonaccruing and impaired assets out of the four asset groups. These assets, like resort, are generally recorded at a low discount to par. As a result, their liquidation is not expected to generate significant returns in excess of par or contractual amounts.

As previously discussed, the Company’s transportation portfolio (carrying amount of $404.8 million at March 31, 2004) is primarily comprised of old-vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not desirable to commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in what is considered third world countries. Many of these carriers have questionable financial stability and aircraft are often returned or retrieved by the Company after a period of time. This is still a more desirable alternative than having the aircraft remain parked, while FINOVA incurs the cost of storage and maintenance. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these assets continues to be hampered by the prolonged downturn in the industry. A market for many of these aircraft may never return, but the best hope for recoveries is to patiently work on these assets and wait for opportune moments to sell or lease them.

All other portfolios (carrying amount of $436.2 million at March 31, 2004) is comprised of the remnants of several former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine and rediscount) that for various reasons have not been sold or collected. This portfolio generally contains assets that are more work intensive to liquidate. Over 80% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including final maturity dates, or are otherwise in default. Many of these assets have been in difficult workouts for a number of years and the Company believes that some of these workouts will be finalized during the year. As a result, the portfolio is anticipated to have significant runoff during 2004. Because this portfolio has been heavily marked down and reserved, a greater potential exists for some recoveries in excess of carrying amounts.

FINOVA’s reserve for credit losses decreased to $219.5 million at March 31, 2004 from $274.8 million at December 31, 2003. At March 31, 2004, the total carrying amount of impaired loans and leases was $738.1 million, of which $291.4 million were revenue accruing. The Company has established impairment reserves of $185.3 million related to $456.5 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased slightly as a result of collections, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $451.5 million or 27.2% of total financial assets (before reserves) at March 31, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $64.2 million and write-offs and net valuation markdowns of $24.2 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During the first quarter of 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. Risks, uncertainties and other factors may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include, but are not limited to:

•	The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. The carrying amounts of FINOVA’s portfolio are based on estimates of asset value and future cash flows and actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding debt and other obligations and have a materially adverse impact on its financial position and results of operations.

•	Several of the Company’s accounting policies pertain to the ongoing determination of portfolio impairment. These amounts rely, to a great extent, on the estimation and timing of future cash flows. Actual results may differ from the estimates.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•	The cash interest cost of FINOVA’s debt exceeds the cash yield of its asset portfolio and the face amount of interest bearing debt exceeds the amount of earning assets in the portfolio. Failure to comply with its credit obligations could result in additional charges or impact its ability to continue to liquidate its portfolio over time. In addition, changes in interest rate indices may impact interest margin due to lack of matched funding of the Company’s assets and liabilities.

•	Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as staff is reduced, and the loss of key personnel could have a significant impact on the ability to monitor, collect and manage the portfolio.

•	Conditions affecting the Company’s aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including its net operating loss carryforwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as hospitality and transportation could make the overall portfolio more subject to changes in performance in those industries. Additionally, the Company previously completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including hospitality and transportation) of such borrowers and their affiliates.

•	Risks of litigation. See “Part II Item 1. Legal Proceedings,” for a further discussion.

•	Other risks detailed in this and FINOVA’s other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and acting principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act)), as of March 31, 2004. Based on their evaluation, the Company’s principal executive and acting principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note I “Litigation and Claims” for a discussion of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of acting principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of acting principal financial officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

A report on Form 8-K, dated February 9, 2004 was filed by FINOVA, which reported that the Company’s principal operating subsidiary, FINOVA Capital Corporation, fully repaid its $5.6 billion loan from Berkadia LLC.

A report on Form 8-K, dated April 5, 2004 was filed by FINOVA, which reported that the Company advised The Bank of New York, the Trustee of the Senior Notes, that it would make a principal prepayment of $237.5 million effective May 15, 2004 (to be disbursed on May 17, 2004).

A report on Form 8-K, dated April 12, 2004 was filed by FINOVA, which disclosed the letter to FINOVA shareholders and note holders that would be included with the Company’s 2003 Annual Report.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.
(Registrant)

Dated: May 3, 2004	By:	/s/ Richard A. Ross
Richard A. Ross,
Vice President - Chief Accounting Officer (acting principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of acting principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of acting principal financial officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.