Form 10-Q
period 2004-06-30
FINOVA GROUP INC
filed 2004-08-12
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 9, 2004, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Cash and cash equivalents	$642,279	$789,138
Restricted cash - impermissable restricted payments	12,500	—
Financing Assets:
Loans and other financing contracts, net	646,917	1,309,605
Direct financing leases	173,767	192,105

Total financing assets	820,684	1,501,710
Reserve for credit losses	(173,832)	(274,828)

Net financing assets	646,852	1,226,882

Other Financial Assets:
Assets held for sale	164,746	138,224
Operating leases	71,852	102,381
Assets held for the production of income	42,404	25,477
Investments	32,111	38,192

Total other financial assets	311,113	304,274

Total Financial Assets	957,965	1,531,156
Other assets	19,754	23,882

	$1,632,498	$2,344,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$—	$525,000
Senior Notes, net (principal amount due of $2.7 billion and $3.0 billion, respectively)	2,123,749	2,338,791

Total debt	2,123,749	2,863,791
Accounts payable and accrued expenses	97,555	129,082
Deferred income taxes, net	3,931	4,050

Total Liabilities	2,225,235	2,996,923

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	108,256	108,256
Accumulated deficit	(703,651)	(764,715)
Accumulated other comprehensive income	1,935	2,989
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(592,737)	(652,747)

	$1,632,498	$2,344,176

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues:
Interest income	$33,934	$49,949	$82,343	$99,390
Rental income	9,346	8,331	15,121	16,324
Operating lease income	14,331	12,398	29,146	24,501
Fees and other income	7,283	8,667	12,402	19,841

Total Revenues	64,894	79,345	139,012	160,056
Interest expense	(67,638)	(80,389)	(133,841)	(164,083)
Operating lease and other depreciation	(4,239)	(7,664)	(9,228)	(15,838)

Interest Margin	(6,983)	(8,708)	(4,057)	(19,865)

Other Revenues and (Expenses):
Reversal of provision for credit losses	19,673	69,574	70,363	123,573
Net gain on financial assets	19,852	35,514	32,680	32,372
Portfolio expenses	(4,424)	(8,005)	(10,584)	(18,529)
General and administrative expenses	(13,128)	(16,161)	(27,338)	(32,583)

Total Other Revenues and (Expenses)	21,973	80,922	65,121	104,833

Income before income taxes	14,990	72,214	61,064	84,968
Income tax expense	—	—	—	—

Net Income	$14,990	$72,214	$61,064	$84,968

Basic/diluted earnings per share	$0.12	$0.59	$0.50	$0.70

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$61,064	$84,968
Adjustments to reconcile net income to net cash used by operating activities:
Reversal of provision for credit losses	(70,363)	(123,573)
Net cash gain on disposal of financial assets	(40,131)	(50,887)
Net non-cash charge-off of financial assets	7,451	18,515
Depreciation and amortization	10,130	17,525
Deferred income taxes, net	(119)	6,608
Other amortization	4,335	1,201
Change in assets and liabilities:
Decrease in other assets	2,378	4,664
Decrease in accounts payable and accrued expenses	(26,970)	(29,775)

Net Cash Used by Operating Activities	(52,225)	(70,754)

Investing Activities:
Proceeds from disposals of leases and other owned assets	35,604	80,279
Proceeds from sales of investments	9,193	5,120
Proceeds from sales of loans and financing leases	133,270	310,706
Collections from financial assets	523,525	832,118
Fundings under existing customer commitments	(43,002)	(223,519)
Deposit of impermissible restricted payments into restricted cash account	(12,500)
Recoveries of loans previously written off	21,776	44,437

Net Cash Provided by Investing Activities	667,866	1,049,141

Financing Activities:
Repayments of Berkadia Loan	(525,000)	(975,000)
Repayments of Senior Notes	(237,500)

Net Cash Used by Financing Activities	(762,500)	(975,000)

(Decrease) Increase in Cash and Cash Equivalents	(146,859)	3,387

Cash and Cash Equivalents, beginning of period	789,138	575,215

Cash and Cash Equivalents, end of period	$642,279	$578,602

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2003	$1,259	$53,233	$(1,020,828)	$(3,877)	$(536)	$(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003	1,259	108,256	(764,715)	2,989	(536)	(652,747)

Comprehensive income:
Net income			61,064			61,064
Net change in unrealized holding gains (losses)				(1,020)		(1,020)
Net change in foreign currency translation				(34)		(34)

Comprehensive income						60,010

Balance, June 30, 2004	$1,259	$108,256	$(703,651)	$1,935	$(536)	$(592,737)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet substantially all of its liquidity needs.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of June 30, 2004, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2003, 2002 and 2001 financial statements due to concerns regarding the Company’s ability to continue as a going concern.

B. Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of the reserve for credit losses and measurement of impairment. Other estimates include selection of appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

For a listing of the Company’s significant accounting policies, see Note B “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. See below for interim reporting policies and any new policies established during the year.

Impermissible Restricted Payments

The Indenture defines impermissible restricted payments as dividends or distributions to and/or repurchases of stock from common stockholders that, if made, would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Impermissible restricted payments are required to be retained by the Company until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the payment of these amounts would be considered impermissible restricted payments due to the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid. The Company has segregated amounts identified as impermissible restricted payments in a separate cash account, which is reflected as “restricted cash – impermissible restricted payments” on the balance sheet. Due to the Indenture restrictions regarding the use of this cash, these amounts are not considered to be cash equivalents.

Consolidation of Interim Reporting

The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital and its subsidiaries. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

C. Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of June 30, 2004 and December 31, 2003, the carrying amount of total financial assets (before the reserve for credit losses) was $1.1 billion and $1.8 billion, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at June 30, 2004:

	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Transportation	$		$181,081	$39,670	$48,057	$114,193	$383,001	33.8
Specialty Real Estate		290,879	8,838	16,251	599		316,567	28.0
Resort (1)		231	7,706	42,556	732		51,225	4.5
All other portfolios		51,617	73,486	213,402	10,325	32,174	381,004	33.7

Total financial assets		$342,727	$271,111	$311,879	$59,713	$146,367	$1,131,797	100.0
Reserve for credit losses							(173,832)

Total							$957,965

(1)	On June 30, 2004, FINOVA Capital completed the sale of a portion of its timeshare resort portfolio for $133.3 million of net cash proceeds, which were $22.3 million in excess of FINOVA’s carrying amount. Additionally, during the second quarter of 2004, FINOVA collected in the ordinary course of business approximately $275 million of prepayments in addition to scheduled runoff from the resort portfolio.

Since FINOVA’s total financial assets are concentrated in several specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (primarily transportation) of such borrowers and their affiliates.

At June 30, 2004, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	4		4	21
Boeing 727	19	4	15	26
Boeing 737	26	26		20
Boeing 747	11	5	6	20
Boeing 757	8	8		11
McDonnell Douglas DC 8 and DC 9	13	4	9	35
McDonnell Douglas DC 10	15	4	11	26
McDonnell Douglas MD series	27	27		18
Regional jets, corporate aircraft and turbo props	39	39		12

Total	162	117	45	20

At June 30, 2004, 57 aircraft with a carrying value of $180.7 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $143.5 million were operated by foreign carriers. Additionally, 36 aircraft with a carrying value of $42.4 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 12 aircraft which have been identified for potential dismantling or sale as scrap.

During 2004, the Company reassessed the likelihood of off-lease assets being re-leased, and identified 25 aircraft for potential dismantling or sale as scrap, rather than continue to incur significant storage, maintenance and other costs to potentially return to service. These 25 aircraft are in addition to 10 aircraft that were in the process of being dismantled at December 31, 2003. As of June 30, 2004, the Company had sold as scrap or completely dismantled 23 of these aircraft, resulting in 12 aircraft which have been identified for potential dismantling or sale as scrap. The Company may decide to dismantle or sell as scrap additional aircraft as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $16.4 million at June 30, 2004.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its specialty real estate portfolio. The specialty real estate portfolio is concentrated within the following industries:

	Carrying Amount	%
Hospitality	$188,276	59.5
Office	109,318	34.5
Retail and other	18,973	6.0

Total	$316,567	100.0%

D. Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Six Months Ended June 30,
	2004	2003
Balance, beginning of year	$274,828	$540,268
Reversal of provision for credit losses	(70,363)	(123,573)
Write-offs	(52,409)	(101,943)
Recoveries	21,776	44,437
Other		33

Balance, end of period	$173,832	$359,222

For the six months ended June 30, 2004, the Company recorded a $70.4 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. Partially offsetting this reserve reduction were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	June 30, 2004	December 31, 2003
Reserves on impaired assets	$147,882	$239,975
Other reserves	25,950	34,853

Reserve for credit losses	$173,832	$274,828

At June 30, 2004, the total carrying amount of impaired loans and leases was $638.7 million, of which $271.1 million were revenue accruing. The Company has established impairment reserves of $147.9 million related to $374.7 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased as a result of collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $371.6 million or 32.8% of total financial assets (before reserves) at June 30, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $117.1 million and write-offs and net valuation markdowns of $51.5 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

An analysis of nonaccruing assets included in total financial assets is as follows:

	June 30, 2004	December 31, 2003
Contracts	$367,623	$579,252
Repossessed assets	3,969	14,049

Total nonaccruing assets	$371,592	$593,301

Nonaccruing assets as a percentage of total financial assets (before reserves)	32.8%	32.9%

E. Debt

A summary of the Company’s total debt outstanding is as follows:

	June 30, 2004		December 31, 2003
Berkadia Loan	$		$525,000
Senior Notes:
Principal		2,730,449	2,967,949
Fresh-start reporting discount		(606,700)	(629,158)

Total Senior Notes, net		2,123,749	2,338,791

Total debt		$2,123,749	$2,863,791

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

During the second quarter of 2004, the Company made a $237.5 million partial principal prepayment, reducing the outstanding principal on the Senior Notes to $2.73 billion. The principal prepayment represented approximately 8% of the total principal amount due. In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

On July 6, 2004, FINOVA advised the trustee of the Senior Notes that the Company would make a $326.4 million voluntary principal prepayment effective August 16, 2004. This voluntary prepayment will increase cumulative principal prepayments to $563.9 million or 19% of the $3.0 billion principal amount outstanding as of December 31, 2003. The Company does not expect principal prepayments to continue at the same pace. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

At June 30, 2004, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $606.7 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following the second quarter principal prepayment, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95% as noted below) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $29.7 million by August 16, 2004. Retained amounts are being segregated and reflected as restricted cash on the balance sheet.

F. Pension Plan

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations.

During the second quarter of 2004, the Company’s Board of Directors approved the termination of the pension plan effective December 31, 2004. No pension benefits will accrue beyond December 31, 2004 and participant benefits under the plan shall be fully vested and not forfeitable as of that date. The Board also approved discretionary contributions, which are expected to be sufficient to fully fund and enable the plan to pay all of its obligations to each participant.

Cash Flows

The Company has no minimum funding requirement for its pension plan in 2004; however, the Company continues to evaluate the current funded status of the plan, its investment strategy and the pending termination of the plan noted above. The Company made a $3.0 million discretionary contribution during July 2004 to improve the funded status of the plan. The Company anticipates making further discretionary contributions in 2004 or 2005.

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	2004	2003
Service Cost	$382	$604
Interest Cost	1,200	1,267
Expected return on plan assets	(648)	(1,810)
Amortization of net loss	116	114

Net periodic benefit cost	$1,050	$175

G. Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination
Balance, beginning of year	$3,415	$4,926
Payments	(1,927)	(1,709)
Net additions	2,650

Balance, end of period	$4,138	$3,217

As of June 30, 2004, FINOVA had a liability for termination benefits of $4.1 million for 49 individuals at various levels within the Company. During the six months ended June 30, 2004, the Company paid termination benefits of $1.9 million and recorded a net charge of $2.7 million for employees notified of their pending termination.

As of June 30, 2004, the remaining liability for contract termination costs related to office leases totaled $3.2 million. The decrease since December 31, 2003 was due to the payment of scheduled lease rentals (net of sublease income) and termination costs.

H. Income Taxes

For the six months ended June 30, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize deferred tax assets generated from losses in prior periods. The Company may not be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of June 30, 2004, the Company had federal net operating losses of $1.1 billion available for carryforward.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at June 30, 2004. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. 8:03-372413 (“Moore”), was filed in the United States District Court for the District of South Carolina on November 25, 2003, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. FINOVA properly removed the Wood action to the United States District Court for the Northern District of Georgia (Atlanta Division) on January 5, 2004. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. FINOVA properly removed the Hall action to the United States District Court for the Western District of North Carolina (Charlotte Division) on January 5, 2004. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. C 204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

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

Upon motion by FINOVA to the United States Judicial Panel for MultiDistrict Litigation (Docket 1612), all five Thaxton-related actions were transferred on June 18, 2004 to the United States District Court for the District of South Carolina for coordinated pre-trial proceedings (the “MDL Litigation”).

There are approximately 6,800 holders of the subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. The unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in the MDL Litigation and by the creditors committee, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

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

OVERVIEW

Restrictions on Business Activities. The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold substantial portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

Liquidity. Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet substantially all of its liquidity needs.

Collection/Liquidation of Assets. During the six months ended June 30, 2004, internally generated net cash flows from the portfolio totaled $640.2 million. These net cash flows together with existing cash on hand at year end were used exclusively to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $958.0 million at June 30, 2004, down from $1.5 billion at December 31, 2003. The asset decline was primarily attributable to the sale and prepayment of the Company’s resort portfolio.

The decline in net financial assets was partially offset by $67.0 million of non-cash activity, primarily the reversal of reserve for credit losses. The Company continued to experience greater than previously anticipated realization on the portfolio; however, the realization trend slowed from prior periods as expected. The non-cash reversal of reserve for credit losses was the primary driver in the Company’s $61.1 million net income for the six months ended June 30, 2004. The reversal of reserve for credit losses was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written-off.

Partial Prepayment of Senior Notes. During the second quarter of 2004, the Company made a $237.5 million partial principal prepayment, reducing the outstanding principal on the Senior Notes to $2.73 billion. The principal prepayment represented approximately 8% of the total principal amount due. In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

On July 6, 2004, FINOVA advised the trustee of the Senior Notes that the Company would make a $326.4 million voluntary principal prepayment effective August 16, 2004. This voluntary prepayment will increase cumulative principal prepayments to $563.9 million or 19% of the $3.0 billion principal amount outstanding as of December 31, 2003. The Company does not expect principal prepayments to continue at the same pace. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

No Stockholder Payments Anticipated. Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95% as noted below) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $29.7 million by August 16, 2004. Retained amounts are being segregated and reflected as restricted cash on the balance sheet.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make any distributions to its stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. The Company believes the following to be among the most critical judgment areas in the application of its accounting policies.

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

FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for certain of these aircraft today. While the current market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

The aircraft industry continues to include significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is limited demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of June 30, 2004 and December 31, 2003, the reserve for credit losses totaled $173.8 million and $274.8 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of June 30, 2004 and December 31, 2003, owned assets totaled $114.3 million and $127.9 million, or 10.1% and 7.1% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of June 30, 2004 and December 31, 2003, assets held for sale totaled $164.7 million and $138.2 million, or 14.6% and 7.7% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of June 30, 2004 and December 31, 2003, $371.6 million and $593.3 million, or 32.8% and 32.9% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. Of this amount, $365.4 million was originally scheduled to amortize into income over the life of the underlying transactions, while $90.4 million remained unamortized as of June 30, 2004. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of June 30, 2004, accretion had been suspended on $43.0 million of the amortizable balance. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value based upon their trading price shortly after they were issued. The $771.3 million original discount ($606.7 million as of June 30, 2004) to the Senior Notes is being partially amortized as additional interest expense over the term of the notes. Discount amortization was accelerated following the second quarter principal prepayment, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal payments are made. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Interest margin	$(6,983)	$(8,708)	$1,725	$(4,057)	$(19,865)	$15,808
Reversal of provision for credit losses	19,673	69,574	(49,901)	70,363	123,573	(53,210)
Net gain on financial assets	19,852	35,514	(15,662)	32,680	32,372	308
Portfolio expenses	(4,424)	(8,005)	3,581	(10,584)	(18,529)	7,945
General and administrative expenses	(13,128)	(16,161)	3,033	(27,338)	(32,583)	5,245

Net income	$14,990	$72,214	$(57,224)	$61,064	$84,968	$(23,904)

Six Months Ended June 30, 2004 and 2003

Net Income. For the six months ended June 30, 2004, the Company reported net income of $61.1 million compared to net income of $85.0 million for the six months ended June 30, 2003. The results for 2004 included a $70.4 million reversal of provision for credit losses and a net gain on financial assets of $32.7 million, partially offset by a negative interest margin of $4.1 million, portfolio expenses of $10.6 million and general and administrative expenses of $27.3 million.

In general, the decrease in net income was primarily attributable to a slowing of asset realization rates. Over the last few quarters, the Company had experienced substantially better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that those asset realization trends were not expected to continue at the same rate. Many of our more desirable and marketable assets have been liquidated and the remaining portfolio is more concentrated in used aircraft. In certain instances, assets liquidated during the first half of 2004 returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to be more sporadic. As a result, the Company expects net income for 2004 to be below the prior year level.

The results for 2003 included a $123.6 million reversal of provision for credit losses and a net gain on financial assets of $32.4 million, partially offset by a negative interest margin of $19.9 million, portfolio expenses of $18.5 million and general and administrative expenses of $32.6 million. In general, the net income in 2003 was attributable to better than anticipated realization on FINOVA’s asset portfolios, with the exception of its transportation assets.

Interest Margin. For the six months ended June 30, 2004, interest margin was a negative $4.1 million, which reflected a $15.8 million improvement as compared to a negative $19.9 million for the first six months of 2003. The improvement in interest margin for 2004 was primarily due to the recognition of suspended and deferred income ($60.4 million and $35.3 million for the six months ended June 30, 2004 and 2003, respectively) as a result of payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

During the first six months of 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status and prior suspended income recognized. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, income recognition is not expected to reach 2003 levels for the year. The portfolio is considerably smaller and many of the accounts that have stabilized and demonstrated sustained performance have already been returned to earning status. Absent the recognition of substantial suspended income, the Company expects interest margin in 2004 to be negative.

Partially offsetting these positive events was the continued negative impact of a lower level of earning assets ($613.8 million and $1.8 billion at June 30, 2004 and 2003, respectively) than the face amount of outstanding debt ($2.7 billion and $4.3 billion at June 30, 2004 and 2003, respectively) and the Company’s high aggregate cost of funds. Following the repayment of the Berkadia Loan, the Company’s cost of funds has been fixed at the Senior Notes’ stated rate of 7.5%.

Provision for Credit Losses. For the six months ended June 30, 2004, the Company recorded a $70.4 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to $21.8 million of recoveries of amounts previously written off, proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The reversal of provision for credit losses in 2003 was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off.

The pace of collections and account payoffs has continued to be faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. However, as expected, asset realization trends have begun to slow. Over the last few quarters, the Company had experienced substantially better than anticipated realization. The Company believes it is unlikely that those asset realization trends will continue at the same rate. In certain instances, assets liquidated during the year returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $32.7 million for the six months ended June 30, 2004 compared to a net gain of $32.4 million for the six months ended June 30, 2003. The net gain during 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the second quarter sale of a portion of the Company’s remaining timeshare resort portfolio, $5.0 million of net gains realized on the sale of private and public investments and $13.0 million of gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves. The carrying amount of the resort portfolio had previously been reduced by various adjustments, the majority of which were due to the estimation of fair value in connection with FINOVA’s implementation of fresh-start reporting upon emergence from bankruptcy. Accounting rules did not permit subsequent adjustments for increases in estimated valuation until they were realized.

Partially offsetting these net gains were $10.0 million of further impairment markdowns within the Company’s real estate leveraged lease portfolio, which is classified as assets held for sale. The additional markdowns were the result of marketing efforts and updated appraisals received during the second quarter.

The Company entered into a number of transactions to sell assets over the past year and expects asset sales to continue. However, the Company generally does not expect to maintain aggregate realization levels comparable to 2003 in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets are concentrated in owned aircraft, loans and financing leases (including the real estate leveraged lease portfolio, which is actively being marketed for sale). The aircraft industry continues to have excess capacity for both new and used aircraft and a lack of demand for certain classes and configurations, especially those of older vintage, such as FINOVA’s fleet. Additionally, the used spare parts market has become increasingly saturated, lessening demand. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will keep pace with prior year levels.

Significant components of the net gain for 2003 consisted of a $11.4 million gain from the sale of a real estate leveraged lease, a $5.8 million gain realized from the sale of nine healthcare related loans and a $4.4 million gain realized on a rediscount portfolio sale. Partially offsetting the gain activity were $24.5 million of owned asset impairment markdowns within the transportation portfolio. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its owned aircraft portfolio.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See “Critical Accounting Estimates” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the six months ended June 30, 2004, portfolio expenses totaled $10.6 million compared to $18.5 million for 2003. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses anticipated during 2004.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($6.4 million and $12.1 million during the six months ended June 30, 2004 and 2003, respectively). These costs are related to the maintenance of older vintage aircraft and the cost of storing, maintaining and preparing off-lease aircraft for potential return to service. Additionally, portfolio expenses were impacted by the Company’s decision in 2003 to begin dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and other costs for potential return to service. In certain cases, the Company initially incurs one-time costs to dismantle aircraft that it anticipates will be offset by future portfolio savings and revenue generated from parts sales. The Company completed the dismantling of five aircraft during 2003 and an additional 23 aircraft were completely dismantled or sold as scrap during the first half of 2004.

General and Administrative Expenses. General and administrative expenses decreased $5.2 million to $27.3 million for the six months ended June 30, 2004. The decrease was primarily due to $3.8 million of cost savings resulting from staffing and office occupancy reductions (137 employees at June 30, 2004 compared to 240 at June 30, 2003). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Income Tax Expense. For the six months ended June 30, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of June 30, 2004, the Company had federal net operating losses of $1.1 billion available for carryforward.

Three Months Ended June 30, 2004 and 2003

Net Income. For the three months ended June 30, 2004, the Company reported net income of $15.0 million compared to net income of $72.2 million for the three months ended June 30, 2003. The results for 2004 included a $19.7 million reversal of provision for credit losses and a net gain on financial assets of $19.9 million, partially offset by a negative interest margin of $7.0 million, portfolio expenses of $4.4 million and general and administrative expenses of $13.1 million.

In general, the decrease in net income during the second quarter of 2004 was primarily attributable to a slowing of asset realization rates. Over the last few quarters, the Company had experienced substantially better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that those asset realization trends were not expected to continue at the same rate. Many of our more desirable and marketable assets have been liquidated and the remaining portfolio is more concentrated in used aircraft. In certain instances, assets liquidated during the quarter returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to be more sporadic. As a result, the Company expects net income for 2004 to be below the prior year level.

The results for 2003 included a $69.6 million reversal of provision for credit losses and a net gain on financial assets of $35.5 million, partially offset by a negative interest margin of $8.7 million, portfolio expenses of $8.0 million and general and administrative expenses of $16.2 million. In general, the net income in 2003 was attributable to better than anticipated realization on FINOVA’s asset portfolios, with the exception of its transportation assets.

Interest Margin. For the three months ended June 30, 2004, interest margin was negative $7.0 million as compared to a negative $8.7 million for the three months ended June 30, 2003. The negative margins were primarily due to a significantly lower level of earning assets ($613.8 million and $1.8 billion at June 30, 2004 and 2003, respectively) than the face amount of outstanding debt ($2.7 billion and $4.3 billion at June 30, 2004 and 2003, respectively) and the Company’s high aggregate cost of funds, which is fixed at the Senior Notes’ stated rate of 7.5%. The effective rate of the Senior Notes (11.8% and 10.8% for the three months ended June 30, 2004 and 2003, respectively) increased during the quarter due to the acceleration of fresh-start discount amortization following the second quarter principal prepayment. Refer to Note E “Debt” for a further discussion of the acceleration of discount amortization.

Offsetting the negative interest margins was the recognition of suspended and deferred income ($25.7 million and $16.9 million for the three months ended June 30, 2004 and 2003, respectively) as a result of payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

During the second quarter of 2004, the Company returned a few transportation accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status and prior suspended income recognized. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, income recognition is not expected to reach 2003 levels for the year. The portfolio is considerably smaller and many of the accounts that have stabilized and demonstrated sustained performance have already been returned to earning status. Absent the recognition of substantial suspended income, the Company expects interest margin in 2004 to be negative.

Provision for Credit Losses. For the three months ended June 30, 2004, the Company recorded a $19.7 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to $4.7 million of recoveries of amounts previously written off, proceeds received from prepayments in excess of recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The reversal of provision for credit losses in 2003 was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off.

The pace of collections and account payoffs has continued to be faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. However, as expected, asset realization trends have begun to slow. Over the last few quarters, the Company had experienced substantially better than anticipated realization. The Company believes it is unlikely that those asset realization trends will continue at the same rate. In certain instances, assets liquidated during the quarter returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $19.9 million for the three months ended June 30, 2004 compared to a net gain of $35.5 million for the three months ended June 30, 2003. The net gain during the second quarter of 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the second quarter sale of a portion of the Company’s remaining timeshare resort portfolio and $6.2 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves.

Partially offsetting these net gains were $10.0 million of further impairment markdowns within the Company’s real estate leveraged lease portfolio, which is classified as assets held for sale. The additional markdowns were the result of marketing efforts and updated appraisals received during the second quarter.

The Company entered into a number of transactions to sell assets over the past year and expects asset sales to continue. However, the Company generally does not expect to maintain aggregate realization levels comparable to 2003 in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets are concentrated in owned aircraft, loans and financing leases (including the real estate leveraged lease portfolio, which is actively being marketed for sale). The aircraft industry continues to have excess capacity for both new and used aircraft and a lack of demand for certain classes and configurations, especially those of older vintage, such as FINOVA’s fleet. Additionally, the used spare parts market has become increasingly saturated, lessening demand. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will keep pace with prior year levels.

Significant components of the net gain during the second quarter of 2003 consisted of a $11.4 million gain from the sale of a real estate leveraged lease and a $5.8 million gain realized from the sale of nine healthcare related loans. Partially offsetting the gain activity during the quarter were $2.7 million of owned asset impairment markdowns within the transportation portfolio. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its owned aircraft portfolio.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See “Critical Accounting Estimates” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the three months ended June 30, 2004, portfolio expenses totaled $4.4 million compared to $8.0 million for 2003. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses anticipated during 2004.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($2.7 million and $4.6 million during the three months ended June 30, 2004 and 2003, respectively). These costs are related to the maintenance of older vintage aircraft and the cost of storing, maintaining and preparing off-lease aircraft for potential return to service. Additionally, portfolio expenses are impacted by the Company’s decision in 2003 to begin dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and other costs for potential return to service. In certain cases, the Company initially incurs one-time costs to dismantle aircraft that it anticipates will be offset by future portfolio savings and revenue generated from parts sales. During the second quarter of 2004, 20 aircraft were dismantled or sold as scrap.

General and Administrative Expenses. General and administrative expenses decreased $3.0 million to $13.1 million for the three months ended June 30, 2004. The decrease was primarily due to $2.5 million of cost savings resulting from staffing and office occupancy reductions (137 employees at June 30, 2004 compared to 240 at June 30, 2003). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

Income Tax Expense. For the three months ended June 30, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of June 30, 2004, the Company had federal net operating losses of $1.1 billion available for carryforward.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Because virtually all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet substantially all of its liquidity needs.

The terms of the Indenture prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to the Company’s limited sources of liquidity, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates.

During the second quarter of 2004, the Company made a $237.5 million partial principal prepayment, reducing the outstanding principal on the Senior Notes to $2.73 billion. The principal prepayment represented approximately 8% of the total principal amount due. In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

On July 6, 2004, FINOVA advised the trustee of the Senior Notes that the Company would make a $326.4 million voluntary principal prepayment effective August 16, 2004. This voluntary prepayment will increase cumulative principal prepayments to $563.9 million or 19% of the $3.0 billion principal amount outstanding as of December 31, 2003. The Company does not expect principal prepayments to continue at the same pace. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

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

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95% as noted below) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $29.7 million by August 16, 2004. Retained amounts are being segregated and reflected as restricted cash on the balance sheet.

The Company has a negative net worth of $592.7 million as of June 30, 2004 ($1.2 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition, it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity and make any 5% distribution to common stockholders. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Other than the first quarter full repayment of the Berkadia Loan and the partial prepayments of the Senior Notes noted above, there has not been any material changes during the six months ended June 30, 2004, except that unfunded customer commitments were substantially eliminated in conjunction with the second quarter resort portfolio sale and prepayments.

Collection of the Portfolio

As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices. Due to restrictions contained in the Indenture as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

The following table presents the activity in total financial assets, net of the reserve for credit losses for the six months ended June 30, 2004:

(Dollars in thousands)
Total financial assets at December 31, 2003	$1,531,156

Cash activity:
Fundings under existing customer commitments	43,002
Collections and proceeds from financial assets	(683,237)

Net cash flows	(640,235)

Non-cash activity:
Reversal of provision for credit losses	70,363
Net charge-offs of financial assets	(11,160)
Other non-cash activity	7,841

Net non-cash activity	67,044

Total financial assets at June 30, 2004	$957,965

Total financial assets, net of the reserve for credit losses, declined to $958.0 million at June 30, 2004, down from $1.5 billion at December 31, 2003. During 2004, net cash flows from the portfolio totaled $640.2 million, while non-cash activity resulted in a $67.0 million increase in net financial assets. Components of net cash flow included $545.3 million of collections from financial assets (including recoveries) and $137.9 million from the sale of assets (excluding cash gains), offset by $43.0 million of fundings under existing customer commitments. Collections from financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $70.4 million reversal of reserves and other non-cash activity of $7.8 million, partially offset by a $11.2 million reduction related to markdowns of owned assets.

During the second quarter of 2004, the composition of FINOVA’s portfolio changed. The resort portfolio, which had been the largest portfolio and represented 27.5% of the Company’s total financial assets at March 31, 2004, declined to a carrying amount of $51.2 million or 4.5% of the Company’s remaining financial assets. The second quarter decline was primarily attributable to the previously announced portfolio sale and substantial prepayments. The remaining resort portfolio is comprised of a small number of accounts that were excluded from the portfolio sale because the Company was offered less than it believes could be realized from the disposition of the assets. The remaining assets in certain instances have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying properties. As a result, the remaining resort assets have a greater potential for recoveries in excess of their net carrying amounts.

The specialty real estate portfolio declined to a carrying amount of $316.6 million at June 30, 2004 as a result of scheduled amortization and some prepayment activity. The specialty real estate portfolio, which currently represents 28% of the Company’s remaining financial assets, is expected to runoff somewhat faster than previously estimated due to additional prepayments anticipated during 2004. Recently, the Company has been formally notified of certain customers’ intentions to prepay their obligations as early as the third quarter of 2004. However, the runoff of this portfolio will largely be dependent upon the Company’s efforts to sell the real estate leveraged lease portfolio ($125.8 million carrying amount), which has been classified as assets held for sale since late 2003. The Company continues to actively pursue the sale of these assets individually or as a portfolio. The Company recognized a $10.0 million further impairment markdown on certain of these assets as a result of marketing efforts and updated appraisals received during the second quarter. The specialty real estate portfolio contains the lowest level of nonaccruing and impaired assets and represents approximately 85% of the Company’s total unimpaired and performing assets. As a result, these assets are generally recorded at a low discount to par and their liquidation is not expected to generate significant returns in excess of par or contractual amounts.

The carrying amount of the Company’s transportation portfolio declined to $383.0 million at June 30, 2004, which represents approximately 34% of the Company’s total financial assets. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not desirable to commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. Many of these carriers have questionable financial stability and aircraft are often returned or retrieved by the Company after a period of time. This is still a more desirable alternative than having the aircraft remain parked, while FINOVA incurs the cost of storage and maintenance. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the prolonged downturn in the industry. A market for many of these aircraft may never return, but the Company believes that the best hope for recoveries is to patiently work on these assets and wait for opportune moments to sell or lease assets, which have the potential to return to service, and scrap those assets that are not likely to be returned to service. During the second quarter, the Company returned a few transportation accounts to accruing status following demonstration of sustained performance under restructured terms and additionally realized $6.2 million of net gains from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves.

All other portfolios (carrying amount of $381.0 at June 30, 2004) is comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. This portfolio represents approximately 34% of the Company’s financial assets and generally contains assets that are more work intensive to liquidate. Approximately 80% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloon obligations, or are otherwise in default. Many of these assets have been in difficult workouts for a number of years and the Company believes that a number of these workouts will be finalized during the year. As a result, the portfolio is anticipated to have significant runoff during 2004. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts.

FINOVA’s reserve for credit losses decreased to $173.8 million at June 30, 2004 from $274.8 million at December 31, 2003. At June 30, 2004, the total carrying amount of impaired loans and leases was $638.7 million, of which $271.1 million were revenue accruing. The Company has established impairment reserves of $147.9 million related to $374.7 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased as a result of collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $371.6 million or 32.8% of total financial assets (before reserves) at June 30, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $117.1 million and write-offs and net valuation markdowns of $51.5 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

The Company continues to be concerned regarding its ability to fully collect principal and interest on certain nonaccruing assets that have significant balloon payments or residual values due to FINOVA at maturity, because those customers may not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its own capital resources and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. Risks, uncertainties and other factors may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of these factors are discussed in this report and include, but are not limited to:

•	The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. The carrying amounts and impairment of FINOVA’s portfolio are based on estimates of asset value and the estimation and timing of future cash flows. Actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding debt and other obligations and have a materially adverse impact on its financial position and results of operations.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•	The cash interest cost of FINOVA’s debt exceeds the cash yield of its asset portfolio and the face amount of interest bearing debt exceeds the amount of earning assets in the portfolio. Failure to comply with its credit obligations could result in additional charges or impact its ability to continue to liquidate its portfolio over time. In addition, changes in interest rate indices may impact interest margin due to lack of matched funding of the Company’s assets and liabilities.

•	Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as staff is reduced, and the loss of key personnel could have a significant impact on the ability to monitor, collect and manage the portfolio.

•	Conditions affecting the Company’s aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including its net operating loss carryforwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as real estate and transportation could make the overall portfolio more subject to changes in performance in those industries. Additionally, the Company previously completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates.

•	Risks of litigation. See “Part II Item 1. Legal Proceedings,” for a further discussion.

•	Other risks detailed in this and FINOVA’s other SEC reports or filings.

•	The process of selling aircraft parts inherently has more control risks than selling whole aircraft. The Company must maintain an adequate control environment for inventory, which includes having knowledgeable personnel and systems to monitor, collect and manage that process. Failure to maintain adequate controls can result in the loss of inventory or failure to maximize the value of those assets.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act)), as of June 30, 2004. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note I “Litigation and Claims” for a discussion of certain legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareowners of the Company was held on May 12, 2004. At that meeting, stockholders owning 122,041,162 shares of the Company’s Common Stock were present in person or by proxy. The stockholders approved the election of each director nominee by the following plurality:

	Number of Votes
	For	Withheld
Thomas F. Boland	111,552,909	5,048,490
Ian M. Cumming	115,339,636	1,261,763
G. Robert Durham	115,463,777	1,137,622
Thomas E. Mara	115,292,004	1,309,395
R. Gregory Morgan	115,462,762	1,138,637
Kenneth R. Smith	115,276,142	1,325,257
Joseph S. Steinberg	115,249,643	1,351,756

Item 5. Other Information

On August 11, 2004, FINOVA’s Board approved the appointment of Richard A. Ross as Senior Vice President - Chief Financial Officer and Treasurer, effective August 11, 2004. Mr. Ross replaces Stuart A. Tashlik, the former Chief Financial Officer. The positions of Chief Financial Officer, Chief Accounting Officer and Treasurer were combined as part of the Company’s efforts to reduce operating costs.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The Company filed current reports on Form 8-K with the Securities and Exchange Commission related to the quarter ended June 30, 2004 setting forth information that was filed or furnished as follows:

A report on Form 8-K, dated April 5, 2004 was filed by FINOVA, which reported that the Company advised The Bank of New York, the Trustee of the Senior Notes, that it would make a principal prepayment of $237.5 million effective May 15, 2004 (to be disbursed on May 17, 2004).

A report on Form 8-K, dated April 12, 2004 was filed by FINOVA, which disclosed the Letter to FINOVA Shareholders and Note Holders that was included with the Company’s 2003 Annual Report.

A report on Form 8-K, dated May 6, 2004 was filed by FINOVA, which disclosed selected financial projections that were included in a news release.

A report on Form 8-K, dated June 30, 2004 was filed by FINOVA, which reported that the Company advised The Bank of New York, the Trustee of the Senior Notes, that it would make a principal prepayment of approximately $326.4 million effective August 16, 2004.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

(Registrant)

Dated: August 11, 2004	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President - Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.