Form 10-Q
period 2004-09-30
FINOVA GROUP INC
filed 2004-11-10
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 9, 2004, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Cash and cash equivalents	$509,323	$789,138
Restricted cash - impermissible restricted payments	29,679	—
Financing Assets:
Loans and other financing contracts, net	550,037	1,309,605
Direct financing leases	165,066	192,105

Total financing assets	715,103	1,501,710
Reserve for credit losses	(145,353)	(274,828)

Net financing assets	569,750	1,226,882

Other Financial Assets:
Assets held for sale	116,760	138,224
Operating leases	66,046	102,381
Assets held for the production of income	30,789	25,477
Investments	27,734	38,192

Total other financial assets	241,329	304,274

Total Financial Assets	811,079	1,531,156
Other assets	20,089	23,882

	$1,370,170	$2,344,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$—	$525,000
Senior Notes, net (principal amount due of $2.4 billion and $3.0 billion, respectively)	1,810,398	2,338,791

Total debt	1,810,398	2,863,791
Accounts payable and accrued expenses	126,754	129,082
Deferred income taxes, net	4,964	4,050

Total Liabilities	1,942,116	2,996,923

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	108,256	108,256
Accumulated deficit	(680,581)	(764,715)
Accumulated other comprehensive (loss) income	(344)	2,989
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(571,946)	(652,747)

	$1,370,170	$2,344,176

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2003
Revenues:
Interest income	$15,714	$63,088	$98,057	$162,478
Rental income	4,557	7,680	19,678	24,004
Operating lease income	11,923	13,948	41,069	38,449
Fees and other income	3,930	6,195	16,332	26,036

Total Revenues	36,124	90,911	175,136	250,967
Interest expense	(62,246)	(77,478)	(196,087)	(241,561)
Operating lease and other depreciation	(4,076)	(5,203)	(13,304)	(21,041)

Interest Margin	(30,198)	8,230	(34,255)	(11,635)

Other Revenues and (Expenses):
Reversal of provision for credit losses	32,248	30,195	102,611	153,768
Net gain on financial assets	33,507	24,537	66,187	56,909
Portfolio expenses	(5,621)	(3,930)	(16,205)	(22,459)
General and administrative expenses	(6,866)	(12,344)	(34,204)	(44,927)
Gain from extinguishment of debt, net of fresh-start discount		28,493		28,493

Total Other Revenues and (Expenses)	53,268	66,951	118,389	171,784

Income before income taxes	23,070	75,181	84,134	160,149
Income tax expense	—	—	—	—

Net Income	$23,070	$75,181	$84,134	$160,149

Basic/diluted earnings per share	$0.19	$0.62	$0.69	$1.31

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$84,134	$160,149
Adjustments to reconcile net income to net cash used by operating activities:
Reversal of provision for credit losses	(102,611)	(153,768)
Net cash gain on disposal of financial assets	(60,648)	(79,941)
Net non-cash (gain) charge-off on financial assets	(5,539)	23,032
Gain from extinguishment of debt, net of fresh-start discount		(28,493)
Depreciation and amortization	14,404	23,309
Deferred income taxes, net	914	6,647
Other amortization	10,234	2,932
Change in assets and liabilities:
Decrease in other assets	1,845	240
Increase in accounts payable and accrued expenses	11,153	20,203

Net Cash Used by Operating Activities	(46,114)	(25,690)

Investing Activities:
Proceeds from disposals of leases and other owned assets	54,106	117,880
Proceeds from sales of investments	11,338	23,689
Proceeds from sales of loans and financing leases	195,799	311,368
Collections from financial assets	643,805	1,147,894
Fundings under existing customer commitments	(50,605)	(322,116)
Deposit of impermissible restricted payments into restricted cash account	(29,679)
Recoveries of loans previously written off	30,445	53,253

Net Cash Provided by Investing Activities	855,209	1,331,968

Financing Activities:
Principal repayments of Berkadia Loan	(525,000)	(1,425,000)
Principal repayments of Senior Notes	(563,910)
Repurchase of Senior Notes		(49,875)

Net Cash Used by Financing Activities	(1,088,910)	(1,474,875)

Decrease in Cash and Cash Equivalents	(279,815)	(168,597)

Cash and Cash Equivalents, beginning of period	789,138	575,215

Cash and Cash Equivalents, end of period	$509,323	$406,618

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2003	$1,259	$53,233	$(1,020,828)	$(3,877)	$(536)	$(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003	1,259	108,256	(764,715)	2,989	(536)	(652,747)

Comprehensive income:
Net income			84,134			84,134
Net change in unrealized holding gains (losses)				(3,302)		(3,302)
Net change in foreign currency translation				(31)		(31)

Comprehensive income						80,801

Balance, September 30, 2004	$1,259	$108,256	$(680,581)	$(344)	$(536)	$(571,946)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of September 30, 2004, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2003, 2002 and 2001 financial statements due to concerns regarding the Company’s ability to continue as a going concern.

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

The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, FINOVA believes those distributions would be impermissible restricted payments due to the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid. The Company has segregated amounts identified as impermissible restricted payments in a separate cash account, which is reflected as “restricted cash – impermissible restricted payments” on the balance sheet. Due to the Indenture restrictions regarding the use of this cash, these amounts are not considered to be cash equivalents.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

C. Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). As of September 30, 2004 and December 31, 2003, the carrying amount of total financial assets (before the reserve for credit losses) was $956.4 million and $1.8 billion, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at September 30, 2004:

	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Transportation	$		$172,118	$37,757	$45,745	$96,818	$352,438	36.8
Specialty Real Estate		242,507	2,022	12,574	598		257,701	27.0
Resort		34	79	40,480	205		40,798	4.3
All other portfolios		30,676	59,648	178,175	9,245	27,751	305,495	31.9

Total financial assets		$273,217	$233,867	$268,986	$55,793	$124,569	$956,432	100.0
Reserve for credit losses							(145,353)

Total							$811,079

Since FINOVA’s total financial assets are concentrated in several specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. The Company has also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (primarily transportation) of such borrowers and their affiliates.

At September 30, 2004, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	4		4	21
Boeing 727	16	4	12	26
Boeing 737	26	26		20
Boeing 747	8	4	4	22
Boeing 757	7	7		11
McDonnell Douglas DC 8 and DC 9	13	4	9	36
McDonnell Douglas DC 10	13	4	9	26
McDonnell Douglas MD series	27	27		19
Regional jets, corporate aircraft and turbo props	35	35		12

Total	149	111	38	20

At September 30, 2004, 54 aircraft with a carrying value of $178.7 million were operated by U.S. domiciled carriers and 68 aircraft with a carrying value of $127.9 million were operated by foreign carriers. Additionally, 27 aircraft with a carrying value of $30.7 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 9 aircraft which have been identified for potential dismantling or sale as scrap.

The following table details the composition of aircraft identified for potential dismantling or sale as scrap during the nine months ended September 30, 2004:

Aircraft Type	Aircraft at Dec. 31, 2003	Additions	Aircraft Dismantled	Aircraft Sold as Scrap	Aircraft at Sept. 30, 2004
Airbus 300		1			1
Boeing 727	1	9		(5)	5
Boeing 747		3		(2)	1
McDonnell Douglas DC 8 and DC 9	9	10	(13)	(6)	—
McDonnell Douglas MD Series		2			2

Total	10	25	(13)	(13)	9

During 2004, the Company reassessed the likelihood of off-lease assets being re-leased, and identified 25 aircraft for potential dismantling or sale as scrap, rather than continue to incur significant storage, maintenance and other costs to potentially return to service. These 25 aircraft are in addition to 10 aircraft that were in the process of being dismantled at December 31, 2003. As of September 30, 2004, the Company had sold as scrap or completely dismantled 26 of these aircraft, resulting in 9 aircraft which have been identified for potential dismantling or sale as scrap. The Company may decide to dismantle or sell as scrap additional aircraft as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $15.1 million at September 30, 2004.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its specialty real estate portfolio. The specialty real estate portfolio is concentrated within the following industries:

	Carrying Amount	%
Hospitality	$181,372	70.4
Office	63,690	24.7
Retail and other	12,639	4.9

Total	$257,701	100.0%

D. Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of year	$274,828	$540,268
Reversal of provision for credit losses	(102,611)	(153,768)
Write-offs	(57,309)	(133,980)
Recoveries	30,445	53,253
Other		33

Balance, end of period	$145,353	$305,806

For the nine months ended September 30, 2004, the Company recorded a $102.6 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off. Partially offsetting this reserve reduction were new impairment reserves established on specific accounts.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	September 30, 2004	December 31, 2003
Reserves on impaired assets	$121,739	$239,975
Other reserves	23,614	34,853

Reserve for credit losses	$145,353	$274,828

At September 30, 2004, the total carrying amount of impaired loans and leases was $555.6 million, of which $233.9 million were revenue accruing. The Company has established impairment reserves of $121.7 million related to $304.3 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

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

Accounts classified as nonaccruing were $324.8 million or 34.0% of total financial assets (before reserves) at September 30, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $162.2 million and write-offs and net valuation markdowns of $55.1 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

An analysis of nonaccruing assets included in total financial assets is as follows:

	September 30, 2004	December 31, 2003
Contracts	$321,690	$579,252
Repossessed assets	3,089	14,049

Total nonaccruing assets	$324,779	$593,301

Nonaccruing assets as a percentage of total financial assets (before reserves)	34.0%	32.9%

E. Debt

A summary of the Company’s total debt outstanding is as follows:

	September 30, 2004		December 31, 2003
Berkadia Loan	$		$525,000
Senior Notes:
Principal		2,404,039	2,967,949
Fresh-start reporting discount		(593,641)	(629,158)

Total Senior Notes, net		1,810,398	2,338,791

Total debt		$1,810,398	$2,863,791

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

During the third quarter of 2004, the Company made a $326.4 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $2.4 billion. FINOVA announced two additional partial prepayments each in the amount of $118.7 million. The first payment was made in October, while the second payment is scheduled for November 15, 2004. Following these prepayments, cumulative principal prepayments through November 15, 2004 will total $801.3 million or 27% of the $3.0 billion principal amount outstanding as of December 31, 2003.

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. The Company believes principal prepayments may not continue at the same pace. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in substantially all of FINOVA’s assets.

At September 30, 2004, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $593.6 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95% as noted below) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $42.2 million by November 15, 2004. Retained amounts are being segregated and reflected as restricted cash on the balance sheet.

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

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,
	2004	2003
Service Cost	$573	$906
Interest Cost	1,800	1,901
Expected return on plan assets	(972)	(2,715)
Recognized net actuarial loss	174	171

Net periodic benefit cost	$1,575	$263

G. Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination
Balance, beginning of year	$3,415	$4,926
Payments	(3,829)	(2,100)
Net additions	4,124

Balance, end of period	$3,710	$2,826

As of September 30, 2004, FINOVA had a liability for termination benefits of $3.7 million for 36 individuals at various levels within the Company. During the nine months ended September 30, 2004, the Company paid termination benefits of $3.8 million and recorded a net charge of $4.1 million for employees notified of their pending termination.

As of September 30, 2004, the remaining liability for contract termination costs related to office leases totaled $2.8 million. The decrease since December 31, 2003 was due to the payment of scheduled lease rentals (net of sublease income) and termination costs.

H. Income Taxes

For the nine months ended September 30, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize deferred tax assets generated from losses in prior periods. The Company may not be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of September 30, 2004, the Company had federal net operating losses of $996.1 million available for carryforward.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at September 30, 2004. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

Liquidity. Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

Collection/Liquidation of Assets. During the nine months ended September 30, 2004, internally generated net cash flows from the portfolio totaled $824.2 million. These net cash flows together with existing cash on hand at year end were used to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $811.1 million at September 30, 2004, down from $1.5 billion at December 31, 2003. The asset decline was primarily attributable to the sale and prepayment of the Company’s resort portfolio, scheduled collections, and additional asset sales and prepayments spread across the other asset portfolios.

The decline in net financial assets was partially offset by $104.2 million of non-cash activity, primarily the reversal of reserve for credit losses. Reserve reversals are down from the prior year, but the Company continues to experience better than previously anticipated realization on the portfolio. The majority of the reversal activity has been driven by prepayments, asset sales and collections in excess of recorded carrying amounts (net of reserves); however during the third quarter, a portion of the reversal was also attributable to valuation improvements in our transportation portfolio. In the second quarter, the aircraft-financing market began showing some signs of improvement. This positive trend continued throughout the third quarter, resulting in reserve reversals related to certain financing assets.

The non-cash reversal of reserve for credit losses and cash gains realized from asset sales were the primary drivers in the Company’s $84.1 million net income for the nine months ended September 30, 2004.

Partial Prepayment of Senior Notes. During the third quarter of 2004, the Company made a $326.4 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $2.4 billion. FINOVA announced two additional partial prepayments each in the amount of $118.7 million. The first payment was made in October, while the second payment is scheduled for November 15, 2004. Following these prepayments, cumulative principal prepayments through November 15, 2004 will total $801.3 million or 27% of the $3.0 billion principal amount outstanding as of December 31, 2003.

A summary of prepayment activity on the Senior Notes is as follows:

Prepayment Date	Record Date	Principal Amount	Cumulative % of Principal Prepaid
May 17, 2004	May 10, 2004	$237,500	Approx. 8%
August 16, 2004	August 9, 2004	326,410	19%
October 15, 2004	October 7, 2004	118,718	23%
November 15, 2004	November 5, 2004	118,718	27%

		$801,346

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. The Company believes principal prepayments may not continue at the same pace. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in substantially all of FINOVA’s assets.

No Stockholder Payments Anticipated. Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95% as noted below) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $42.2 million by November 15, 2004. Retained amounts are being segregated and reflected as restricted cash on the balance sheet.

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

FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite limited demand for certain of these aircraft today. While the current market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology may significantly exceed the values that the Company would realize if it was required to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value, or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of September 30, 2004 and December 31, 2003, the reserve for credit losses totaled $145.4 million and $274.8 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of September 30, 2004 and December 31, 2003, owned assets totaled $96.8 million and $127.9 million, or 10.1% and 7.1% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of September 30, 2004 and December 31, 2003, assets held for sale totaled $116.8 million and $138.2 million, or 12.2% and 7.7% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of September 30, 2004 and December 31, 2003, $324.8 million and $593.3 million, or 34.0% and 32.9% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The $863.7 million adjustment to assets was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. Of this amount, $365.4 million was originally scheduled to amortize into income over the life of the underlying transactions, while $80.7 million remained unamortized as of September 30, 2004. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of September 30, 2004, accretion had been suspended on $42.0 million of the amortizable balance. The Senior Notes were initially recorded at $2.48 billion, reflecting their estimated fair value based upon their trading price shortly after they were issued. The $771.3 million original discount ($593.6 million as of September 30, 2004) to the Senior Notes is being partially amortized as additional interest expense over the term of the notes. Discount amortization is adjusted as principal payments are made. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

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

RESULTS OF OPERATIONS

As a result of the application of fresh-start reporting guidelines upon emergence from bankruptcy and the Company’s continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from period to period. Trends during any given period may not be indicative of future trends; however, the following discussion of results may provide useful information regarding the current status of the Company.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Interest margin	$(30,198)	$8,230	$(38,428)	$(34,255)	$(11,635)	$(22,620)
Reversal of provision for credit losses	32,248	30,195	2,053	102,611	153,768	(51,157)
Net gain on financial assets	33,507	24,537	8,970	66,187	56,909	9,278
Portfolio expenses	(5,621)	(3,930)	(1,691)	(16,205)	(22,459)	6,254
General and administrative expenses	(6,866)	(12,344)	5,478	(34,204)	(44,927)	10,723
Gain from extinguishment of debt, net		28,493	(28,493)		28,493	(28,493)

Net income	$23,070	$75,181	$(52,111)	$84,134	$160,149	$(76,015)

Nine Months Ended September 30, 2004 and 2003

Net Income. For the nine months ended September 30, 2004, the Company reported net income of $84.1 million compared to net income of $160.1 million for the nine months ended September 30, 2003. The results for 2004 included a $102.6 million reversal of provision for credit losses and a net gain on financial assets of $66.2 million, partially offset by a negative interest margin of $34.3 million, portfolio expenses of $16.2 million and general and administrative expenses of $34.2 million.

In general, the decrease in net income was primarily attributable to the nine months ended September 30, 2004 containing a lower level of asset realization in excess of recorded carrying amounts and the Company not generating any gains from repurchases of debt in 2004. During the nine months ended September 30, 2003, the Company had experienced substantially better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that those asset realization trends were not expected to continue at the same rate. Many of our more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in used aircraft. However, the Company has seen some shift in our realization trends. In the second quarter of 2004, the aircraft-financing market began showing some signs of improvement. This positive trend has continued and as a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio than occurred in 2003. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Numerous reports suggest that most major domestic carriers will post substantial losses during the third quarter due to high fuel costs, and if the high fuel costs continue for a lengthy period of time, many airlines, except some healthy low-cost carriers, will be put on bankruptcy watch by the marketplace.

In certain instances, assets liquidated during the first nine months of 2004 returned amounts in excess of recorded values, but as expected, realization has not amassed the level of the prior period. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to be more sporadic. The Company is encouraged by the positive signs in the aircraft-financing market, but remains cautious due to the fragile nature of the marketplace. As a result, the Company expects net income for 2004 to be below the prior year level.

The results for 2003 included a $153.8 million reversal of provision for credit losses, a net gain on financial assets of $56.9 million, and a $28.5 million net gain from extinguishment of debt, partially offset by a negative interest margin of $11.6 million, portfolio expenses of $22.5 million and general and administrative expenses of $44.9 million.

Interest Margin. For the nine months ended September 30, 2004, interest margin was a negative $34.3 million, which reflected a $22.6 million decrease as compared to a negative $11.6 million for the first nine months of 2003. The negative margins were primarily due to a significantly lower level of earning assets ($507.1 million and $1.6 billion at September 30, 2004 and 2003, respectively) than the face amount of outstanding debt ($2.4 billion and $3.7 billion at September 30, 2004 and 2003, respectively)

and the Company’s high aggregate cost of funds (aggregate effective rate of 11.5% and 8.1% for the nine months ended September 30, 2004 and 2003, respectively), which continued to increase as the lower cost Berkadia Loan was repaid and higher cost Senior Notes became a higher percentage of the outstanding debt. Additionally, the aggregate effective rate has increased, to a lesser extent, due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Also contributing to the decline in interest margin was the recognition of a lower level of suspended and deferred income ($67.3 million and $72.4 million for the nine months ended September 30, 2004 and 2003, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

During the first nine months of 2004 and 2003, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status and prior suspended income recognized. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, income recognition is not expected to reach 2003 levels for the year. The portfolio is considerably smaller and many of the accounts that have stabilized and demonstrated sustained performance have already been returned to earning status.

Provision for Credit Losses. For the nine months ended September 30, 2004, the Company recorded a $102.6 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to $30.4 million of recoveries of amounts previously written off, proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

The $153.8 million reversal of provision for credit losses in 2003 was primarily due to proceeds from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off.

The pace of collections and account payoffs has continued to be faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. However, as expected, asset realization trends declined from the prior year. During the nine months ended September 30, 2003, the Company had experienced substantially better than anticipated realization and performance of asset portfolios. The Company believes it is unlikely that those asset realization trends will continue at the same rate. While 2004 has shown continued accelerated collections, the volume and realization has not kept pace with the 2003 levels due in part to the smaller portfolio.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See “Critical Accounting Estimates” and the “Special Note Regarding Forward-Looking Statements” for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $66.2 million for the nine months ended September 30, 2004 compared to a net gain of $56.9 million for the nine months ended September 30, 2003. The net gain during 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the sale of a portion of the Company’s remaining timeshare resort portfolio, $7.1 million of net gains realized from the sale and valuation of private and public investments and $29.1 million of gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves. The Company is expected to realize another significant gain in the fourth quarter from its transportation portfolio, as a result of anticipated insurance proceeds equal to the contractual value of a financing lease related to an aircraft that was destroyed in a crash. This financing lease had previously been written down to its estimated fair value.

The carrying amount of the resort portfolio had previously been reduced by various adjustments, the majority of which were due to the estimation of fair value in connection with FINOVA’s implementation of fresh-start reporting upon emergence from bankruptcy. Accounting rules did not permit subsequent adjustments for increases in estimated valuation until they were realized.

Additionally, the net gain on financial assets included a net gain of $1.7 million from the partial sale and valuation of the Company’s real estate leveraged lease portfolio (classified as assets held for sale). The net gain is comprised of an $8.4 million gain realized on the sale of one property in excess of its original contractual balance, partially offset by $6.7 million of net valuation markdowns based upon marketing efforts and updated appraisals received during the year. The Company has entered into letters of intent to sell the majority of the remaining real estate leveraged lease portfolio, pending final due diligence. Sales of the assets are expected to close in the fourth quarter of 2004.

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

The Company entered into a number of transactions to sell assets over the past year and expects asset sales to continue. However, the Company, barring continued improvement in the aircraft-financing market, generally does not expect to maintain aggregate realization levels comparable to 2003 in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. In the second quarter of 2004, the aircraft-financing market began showing some signs of improvement. This positive trend has continued and as a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio than occurred in 2003. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Numerous reports suggest that most major domestic carriers will post substantial losses during the third quarter due to high fuel costs, and if the high fuel costs continue for a lengthy period of time, many airlines, except some healthy low-cost carriers, will be put on bankruptcy watch by the marketplace. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will keep pace with prior year levels.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See “Critical Accounting Estimates” and the “Special Note Regarding Forward-Looking Statements” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the nine months ended September 30, 2004, portfolio expenses totaled $16.2 million compared to $22.5 million for 2003. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios, a slight increase in the level of reimbursed expenses ($6.2 million during the first nine months of 2004 as compared to $5.7 million for the same period of 2003) and the timing of certain expenses anticipated during 2004.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($10.7 million and $13.3 million during the nine months ended September 30, 2004 and 2003, respectively). These costs are related to the maintenance of older vintage aircraft and the cost of storing, maintaining and preparing off-lease aircraft for potential return to service.

General and Administrative Expenses. General and administrative expenses decreased $10.7 million to $34.2 million for the nine months ended September 30, 2004. The decrease was primarily due to a $5.8 million reversal of excess accruals, which resulted from the settlement of bankruptcy claims for amounts less than what had originally been accrued and $7.4 million of cost savings resulting from staffing and office occupancy reductions (118 employees at September 30, 2004 compared to 233 at September 30, 2003), partially offset by higher severance costs ($3.9 million) related to those individuals notified of their pending termination. The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio. The Company expects the dollar level decline in general and administrative expenses to be slowed due to the implementation of the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which may result in staffing additions in certain areas or a decline in anticipated reductions in force, as well as an increase in consulting costs and professional services.

Income Tax Expense. For the nine months ended September 30, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of September 30, 2004, the Company had federal net operating losses of $996.1 million available for carryforward.

Three Months Ended September 30, 2004 and 2003

Net Income. For the three months ended September 30, 2004, the Company reported net income of $23.1 million compared to net income of $75.2 million for the three months ended September 30, 2003. The results for 2004 included a $32.2 million reversal of provision for credit losses and a net gain on financial assets of $33.5 million, partially offset by a negative interest margin of $30.2 million, portfolio expenses of $5.6 million and general and administrative expenses of $6.8 million.

In general, the decrease in net income during the third quarter of 2004 was primarily attributable to a lower level of asset realization in excess of recorded carrying amounts and the Company not generating any gains from repurchases of debt in 2004. During the third quarter of 2003, the Company experienced substantially better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that those asset realization trends were not expected to continue at the same rate. Many of our more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in used aircraft. However, the Company has seen some shift in our realization trends. In the second quarter of 2004, the aircraft-financing market began showing some signs of improvement. This positive trend has continued and as a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio than occurred in 2003. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Numerous reports suggest that most major domestic carriers will post substantial losses during the third quarter due to high fuel costs, and if the high fuel costs continue for a lengthy period of time, many airlines, except some healthy low-cost carriers, will be put on bankruptcy watch by the marketplace.

In certain instances, assets liquidated during the quarter returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to be more sporadic. The Company is encouraged by the positive signs in the aircraft-financing market, but remains cautious due to the fragile nature of the marketplace. As a result, the Company expects net income for 2004 to be below the prior year level.

The results for 2003 included interest margin of $8.2 million, a $30.2 million reversal of provision for credit losses, a net gain on financial assets of $24.5 million and a $28.5 million net gain from extinguishment of debt, partially offset by portfolio expenses of $3.9 million and general and administrative expenses of $12.3 million.

Interest Margin. For the three months ended September 30, 2004, interest margin was negative $30.2 million, which reflected a $38.4 million decrease as compared to a positive margin of $8.2 million for the three months ended September 30, 2003. The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($7.0 million and $37.1 million for the three months ended September 30, 2004 and 2003, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended and deferred income may occur; however, income recognition is not expected to reach 2003 levels for the year. The portfolio is considerably smaller and many of the accounts that have stabilized and demonstrated sustained performance have already been returned to earning status.

Also contributing to the negative margin is a significantly lower level of earning assets ($507.1 million and $1.6 billion at September 30, 2004 and 2003, respectively) than the face amount of outstanding debt ($2.4 billion and $3.7 billion at September 30, 2004 and 2003, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 12.1% and 8.5% for the three months ended September 30, 2004 and 2003, respectively). The increase in the aggregate effective rate was primarily due to the repayment of the lower cost Berkadia Loan and to a lesser extent, due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Provision for Credit Losses. For the three months ended September 30, 2004, the Company recorded a $32.2 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to $8.7 million of recoveries of amounts previously written off, proceeds received from prepayments in excess of recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve.

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

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See “Critical Accounting Estimates” and the “Special Note Regarding Forward-Looking Statements” for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $33.5 million for the three months ended September 30, 2004 compared to a net gain of $24.5 million for the three months ended September 30, 2003. The net gain during the third quarter of 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $12.7 million of net gains from the partial sale and valuation of the Company’s real estate leveraged lease portfolio, $1.7 million of net gains realized from the sale and valuation of private and public investments and $16.7 million of gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves. The Company is expected to realize another significant gain in the fourth quarter from its transportation portfolio, as a result of anticipated insurance proceeds equal to the contractual value of a financing lease related to an aircraft that was destroyed in a crash. This financing lease had previously been written down to its estimated fair value.

The net gain on the real estate leveraged lease portfolio (classified as assets held for sale) is comprised of an $8.4 million gain realized on the sale of one property in excess of its original contractual balance and $4.3 million of net valuation markups based upon marketing efforts during the quarter. The Company has entered into letters of intent to sell the majority of the remaining real estate leveraged lease portfolio, pending final due diligence. Sales of the assets are expected to close in the fourth quarter of 2004.

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

The Company entered into a number of transactions to sell assets over the past year and expects asset sales to continue. However, the Company, barring continued improvement in the aircraft-financing market, generally does not expect to maintain aggregate realization levels comparable to 2003 in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. In the second quarter of 2004, the aircraft-financing market began showing some signs of improvement. This positive trend has continued and as a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio than occurred in 2003. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Numerous reports suggest that most major domestic carriers will post substantial losses during the third quarter due to high fuel costs, and if the high fuel costs continue for a lengthy period of time, many airlines, except some healthy low-cost carriers, will be put on bankruptcy watch by the marketplace. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will keep pace with prior year levels.

The measurement of owned asset impairment is dependent upon the significant use of estimates and management discretion when predicting expected future cash flows and asset values. An asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules provide several acceptable methods for measuring impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate risk adjusted discount rate. The process of measuring impairment requires judgment and estimation, and the actual results may differ from the estimates. See “Critical Accounting Estimates” and the “Special Note Regarding Forward-Looking Statements” for a discussion of many factors that could impact these estimates.

Portfolio Expenses. For the three months ended September 30, 2004, portfolio expenses totaled $5.6 million compared to $3.9 million for 2003. The increase was primarily due to the timing of certain expenses within the transportation portfolio.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($4.2 million and $1.2 million during the three months ended September 30, 2004 and 2003, respectively). These costs are related to the maintenance of older vintage aircraft and the cost of storing, maintaining and preparing off-lease aircraft for potential return to service.

General and Administrative Expenses. General and administrative expenses decreased $5.5 million to $6.9 million for the three months ended September 30, 2004. The decrease was primarily due to a $5.8 million reversal of excess accruals, which resulted from the settlement of bankruptcy claims for amounts less than what had originally been accrued and $1.4 million of cost savings resulting from staffing and office occupancy reductions (118 employees at September 30, 2004 compared to 233 at September 30, 2003), partially offset by higher severance costs ($1.7 million) related to those individuals notified of their pending termination. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio. The Company expects the dollar level decline in general and administrative expenses to be slowed due to the implementation of the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which may result in staffing additions in certain areas or a decline in anticipated reductions in force, as well as an increase in consulting costs and professional services.

Income Tax Expense. For the three months ended September 30, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of September 30, 2004, the Company had federal net operating losses of $996.1 million available for carryforward.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

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

During the third quarter of 2004, the Company made a $326.4 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $2.4 billion. FINOVA announced two additional partial prepayments each in the amount of $118.7 million. The first payment was made in October, while the second payment is scheduled for November 15, 2004. Following these prepayments, cumulative principal prepayments through November 15, 2004 will total $801.3 million or 27% of the $3.0 billion principal amount outstanding as of December 31, 2003.

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. The Company believes principal prepayments may not continue at the same pace. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay this debt, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity. Following repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in substantially all of FINOVA’s assets.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95% as noted below) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $42.2 million by November 15, 2004. Retained amounts are being segregated and reflected as restricted cash on the balance sheet.

The Company has a negative net worth of $571.9 million as of September 30, 2004 ($1.2 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $811.1 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Other than the first quarter full repayment of the Berkadia Loan and the partial prepayments of the Senior Notes noted above, there has not been any material changes during the nine months ended September 30, 2004, except that unfunded customer commitments were substantially eliminated in conjunction with the second quarter resort portfolio sale and prepayments.

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

The following table presents the activity in total financial assets, net of the reserve for credit losses for the nine months ended September 30, 2004:

(Dollars in thousands)
Total financial assets at December 31, 2003	$1,531,156

Cash activity:
Fundings under existing customer commitments	50,605
Collections and proceeds from financial assets	(874,845)

Net cash flows	(824,240)

Non-cash activity:
Reversal of provision for credit losses	102,611
Net charge-offs of financial assets	(7,094)
Other non-cash activity	8,646

Net non-cash activity	104,163

Total financial assets at September 30, 2004	$811,079

Total financial assets, net of the reserve for credit losses, declined to $811.1 million at September 30, 2004, down from $1.5 billion at December 31, 2003. During 2004, net cash flows from the portfolio totaled $824.2 million, while non-cash activity resulted in a $104.2 million increase in net financial assets. Components of net cash flow included $674.2 million of collections from financial assets (including recoveries) and $200.6 million from the sale of assets (excluding cash gains), offset by $50.6 million of fundings under existing customer commitments. Collections from financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $102.6 million reversal of reserves and other non-cash activity of $8.6 million, partially offset by a $7.1 million reduction related to markdowns of owned assets.

The resort portfolio, which had been the largest portfolio at December 31, 2003, declined to a carrying amount of $40.8 million or 4.3% of the Company’s remaining financial assets. The remaining resort portfolio is comprised of a small number of accounts that were excluded from the Company’s second quarter portfolio sale because the Company was offered less than it believes could be realized from the disposition of the assets. The remaining assets in certain instances have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying properties. As a result, the remaining resort assets have a greater potential for recoveries in excess of their net carrying amounts.

The specialty real estate portfolio declined to a carrying amount of $257.7 million at September 30, 2004 as a result of asset sales (including one real estate leveraged lease property with a carrying value of $47.7 million), scheduled amortization and some prepayment activity. The specialty real estate portfolio, which currently represents 27.0% of the Company’s remaining financial assets, is expected to runoff somewhat faster than previously estimated due to additional prepayments and asset sales anticipated during 2004. The Company has been formally notified of certain customers’ intentions to prepay their obligations as early as the fourth quarter of 2004. Additionally, the Company has entered into letters of intent to sell the majority of the remaining real estate leveraged lease portfolio, pending final due diligence. Sales of the real estate leveraged lease portfolio are expected to close in the fourth quarter of 2004. The specialty real estate portfolio contains the lowest level of nonaccruing and impaired assets and represents approximately 89% of the Company’s total unimpaired and performing assets. As a result, these assets are generally recorded at a low discount to par and their liquidation is not expected to generate significant returns in excess of par or contractual amounts.

The carrying amount of the Company’s transportation portfolio declined to $352.4 million at September 30, 2004, which represents 36.8% of the Company’s total financial assets. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not as desirable to commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the industry. A market for many of these aircraft may never return, but the Company believes that the best hope for recoveries is to patiently work these assets and wait for opportune moments to sell or lease assets, which have the potential to return to service, and scrap those assets that are not likely to return to service. In the second quarter of 2004, the aircraft-financing market began showing some signs of improvement. This positive trend has continued and as a result, the Company has experienced a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio during 2004. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Numerous reports suggest that most major domestic carriers will post substantial losses during the third quarter due to high fuel costs, and if the high fuel costs continue for a lengthy period of time, many airlines, except some healthy low-cost carriers, will be put on bankruptcy watch by the marketplace. During the third quarter, the Company experienced more activity within its transportation portfolio and realized $16.7 million of net gains from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves. The Company is expected to realize another significant gain in the fourth quarter as a result of anticipated insurance proceeds equal to the contractual value of a financing lease related to an aircraft that was destroyed in a crash. This financing lease had previously been written down to its estimated fair value.

All other portfolios (carrying amount of $305.5 million at September 30, 2004) is comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The decline in the portfolio was primarily attributable to numerous prepayments and asset sales. This portfolio represents 31.9% of the Company’s financial assets and generally contains assets that are more work intensive to liquidate. Approximately 81% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloon obligations, or are otherwise in default. Many of these assets have been in difficult workouts for a number of years and the Company believes that a number of these workouts will be finalized during the year. As a result, the portfolio is anticipated to have significant runoff during 2004. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts.

FINOVA’s reserve for credit losses decreased to $145.4 million at September 30, 2004 from $274.8 million at December 31, 2003. At September 30, 2004, the total carrying amount of impaired loans and leases was $555.6 million, of which $233.9 million were revenue accruing. The Company has established impairment reserves of $121.7 million related to $304.3 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

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

Accounts classified as nonaccruing were $324.8 million or 34.0% of total financial assets (before reserves) at September 30, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $162.2 million and write-offs and net valuation markdowns of $55.1 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

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

•	Conditions affecting the Company’s aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including most of its net operating loss carryforwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as real estate and transportation could make the overall portfolio more subject to changes in performance in those industries. Additionally, the Company previously completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates.

•	Risks of litigation. See “Part II Item 1. Legal Proceedings,” for a further discussion.

•	Other risks detailed in this and FINOVA’s other SEC reports or filings.

•	The process of selling aircraft parts inherently has more control risks than selling whole aircraft. The Company must maintain an adequate control environment for inventory, which includes having knowledgeable personnel and systems to monitor, collect and manage that process. Failure to maintain adequate controls can result in the loss of inventory or failure to maximize the value of those assets.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2004. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company is scheduled to include in its Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company’s independent registered public accountants will also be required to attest to and report on management’s assessment.

The process of complying with these requirements includes a comprehensive evaluation and documentation of the Company’s internal controls over financial reporting. In this regard, management must dedicate internal resources, engage outside consultants and adopt a detailed plan to (i) document the Company’s internal controls over financial reporting, (ii) assess the adequacy of the Company’s internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of 2005.

The Company believes that any system of internal accounting controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that all of its objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

THE FINOVA GROUP INC.
(Registrant)

Dated: November 10, 2004	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President - Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.