Form 10-K
period 2004-12-31
FINOVA GROUP INC
filed 2005-03-22
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☐ No ☑

On March 18, 2005, the registrant had approximately 122,041,000 shares of Common Stock ($0.01 par value) outstanding.

Aggregate market value of Common Stock, held by nonaffiliates of the registrant as of June 30, 2004 (based on its closing price per share on that date of $0.15) was approximately $9.2 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to 2005 Annual Meeting of Shareholders of The FINOVA Group Inc. (but excluding information contained in that document furnished pursuant to items 306, 402(k) and (I) and item 601(b)(32) of SEC Regulation S-K) are incorporated by reference into Part III of this report.

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreement are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (terms defined below) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

FINOVA is a Delaware corporation incorporated in 1991. FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800.

2001 Restructuring

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

Pursuant to the Plan, Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). In February 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. An affiliate of Berkadia continues to hold 61,020,581 shares of common stock issued in conjunction with the Plan, representing 50% of FINOVA’s outstanding shares.

As of December 31, 2004, FINOVA remains obligated to repay $2.2 billion of principal on its 7.5% Senior Secured Notes (the “Senior Notes”) issued in conjunction with the Plan. In accordance with the terms of the Indenture governing the Senior Notes (the “Indenture”), the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. Although FINOVA has repaid approximately 37% of the Senior Notes as of the date of this report, the Company does not believe that it has sufficient assets to fully repay the Senior Notes.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

High Investment Risk

As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make distributions to its stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation for a further discussion of the Senior Notes and restrictions on distributions to stockholders.

Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations) securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

Portfolio Descriptions

The asset liquidation process has resulted in significant reductions in the size of many of the Company’s niche portfolios. To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit; however, its assets continue to be concentrated in certain specific market niches, which are described below.

•	Transportation – is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not as desirable to domestic commercial airlines, and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries.
•	Real Estate – represents the combined remaining assets of the Company’s resort and specialty real estate portfolios. This portfolio contains the lowest level of nonaccruing and impaired assets and represents approximately 81% of the Company’s total unimpaired and performing assets. Transactions include senior term acquisition loans on hotel and resort properties, receivables financing for timeshare resorts and fractional interest resorts. FINOVA also provided equity investments in credit-oriented real estate sale-leasebacks.
•	All Other Portfolios – is comprised of the remnants of several former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine and rediscount) that for various reasons have not been sold or collected. The portfolio generally contains assets that are more difficult and work intensive to liquidate. Approximately 79% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloon obligations, or are otherwise in default.

Portfolio Composition

The following details the composition and carrying amounts of FINOVA’s total financial assets at December 31:

2004	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%

	(Dollars in thousands)
Transportation	$		$144,797	$31,853	$33,264	$84,136	$294,050	41.7
Real estate		105,641	79	50,330	6		156,056	22.1
All other portfolios		24,733	57,573	135,041	8,871	29,611	255,829	36.2

Total financial assets		$130,374	$202,449	$217,224	$42,141	$113,747	$705,935	100.0
Reserve for credit losses							(101,270)

Total							$604,665

2003	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%

	(Dollars in thousands)
Transportation	$		$180,260	$86,261	$54,823	$127,447	$448,791	24.9
Real estate		727,668	15,203	105,072	9,089		857,032	47.4
All other portfolios		98,250	25,252	318,354	19,702	38,603	500,161	27.7

Total financial assets		$825,918	$220,715	$509,687	$83,614	$166,050	$1,805,984	100.0
Reserve for credit losses							(274,828)

Total							$1,531,156

The composition of the Company’s portfolio has changed considerably during the last two years due to a series of specific events including, but not limited to the following:

During 2004, the Company completed multiple transactions to sell most of the Company’s real estate leveraged lease portfolio for net proceeds of $132.5 million, resulting in a net gain from the sales of $9.0 million.

In June 2004, FINOVA completed the sale of a portion of its timeshare resort portfolio for $133.3 million of net cash proceeds, which were approximately $22 million in excess of FINOVA’s carrying amount.

Throughout 2004, FINOVA collected in the ordinary course of business in excess of $300 million of prepayments from the real estate portfolio.

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

In addition to these events, the Company experienced substantial runoff in the form of scheduled amortization, prepayments and individual asset sales.

At December 31, the Company’s transportation portfolio consisted of the following aircraft:

2004

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	21
Boeing 727	11	4	7	25
Boeing 737	25	25		20
Boeing 747	5	3	2	23
Boeing 757	7	7		11
McDonnell Douglas DC 8 and DC 9	7	4	3	34
McDonnell Douglas DC 10	12	3	9	27
McDonnell Douglas MD series	27	27		19
Regional jets, corporate aircraft and turbo props	32	32		12

Total	130	105	25	19

2003

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	20
Boeing 727	30	5	25	26
Boeing 737	26	26		19
Boeing 747	12	5	7	21
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	28	28		18
Regional jets, corporate aircraft and turbo props	41	41		12

Total	197	141	56	21

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all aircraft due to the significant level of defaults and returned aircraft.

At December 31, 2004, 50 aircraft with a carrying value of $156.3 million were operated by U.S. domiciled carriers and 61 aircraft with a carrying value of $108.9 million were operated by foreign carriers. Additionally, 19 aircraft with a carrying value of $14.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 5 aircraft which were identified for potential dismantling or sale at scrap values.

At December 31, 2003, 66 aircraft with a carrying value of $240.8 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $167.0 million were operated by foreign carriers. Additionally, 62 aircraft with a carrying value of $25.6 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which were identified for potential dismantling or sale at scrap values.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. Additionally, FINOVA has been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance reinvestment into those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 has altered the Company’s course of action to maximize value. As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, the number of aircraft being identified for potential dismantling or sale at scrap values has declined. This trend is expected to continue as long as it economically makes sense to reinvest in certain types of aircraft.

The following table details the composition of aircraft identified for potential dismantling or sale at scrap values during the years ended December 31:

Aircraft Type	Aircraft at Dec. 31, 2003	Additions	Aircraft Dismantled	Aircraft Sold at Scrap Values	Aircraft at Dec. 31, 2004

Airbus 300		1			1
Boeing 727	1	9		(8)	2
Boeing 747		3		(3)
McDonnell Douglas DC 8 and DC 9	9	10	(13)	(6)
McDonnell Douglas MD Series		2			2

Total	10	25	(13)	(17)	5

Aircraft Type	Aircraft at Dec. 31, 2002	Additions	Aircraft Dismantled	Aircraft Sold at Scrap Values	Aircraft at Dec. 31, 2003

Boeing 727	1	2	(2)		1
McDonnell Douglas DC 8 and DC 9		10	(1)		9
McDonnell Douglas DC 10	1	1	(2)

Total	2	13	(5)		10

In early 2004, the Company reassessed the likelihood of off-lease assets being re-leased, and identified 25 aircraft for potential dismantling or sale at scrap values, rather than continue to incur significant storage, maintenance and other costs to potentially return those aircraft to service. These 25 aircraft are in addition to 10 aircraft that were in the process of being dismantled at December 31, 2003. As of December 31, 2004, the Company had sold at scrap values or completely dismantled 30 of these aircraft, resulting in 5 aircraft, which have been identified for potential dismantling or sale at scrap values.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $14.7 million and $15.4 million at December 31, 2004 and 2003, respectively.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its real estate portfolio. At December 31, 2004 and 2003, the carrying amount of the real estate portfolio by industry was as follows:

	2004		2003

	(Dollars in thousands)
Hospitality	$115,663	74.1%	$224,965	26.2%
Resort and timeshare	35,189	22.6%	526,238	61.4%
Office	5,204	3.3%	72,512	8.5%
Other			33,317	3.9%

Total	$156,056	100.0%	$857,032	100.0%

The decline in the real estate portfolio was primarily due to asset sales and a significant level of prepayments during 2004. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of portfolio activity.

Customer Requirements

FINOVA Capital’s financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers are based on several factors, including the cost of borrowed funds, term of the contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees are granted an option to purchase the equipment at the end of the lease term at its then fair market value and, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates, and technological developments.

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

Delinquencies and Workouts

FINOVA Capital monitors the timing of payments on its accounts and has established policies and procedures for collection of delinquencies. These policies and procedures are generally employed, unless in the opinion of management, an alternate course is warranted. Generally, for term loans and leases, when an invoice is past due, the customer is contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If an invoice for principal or interest becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel may be retained to help protect FINOVA Capital’s rights and to pursue its remedies. If satisfactory results are not obtained as a result of communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and their potential obligation under the guarantee agreement.

Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of contractual income and principal becomes doubtful. Impairment reserves may be required even when payments are current, if it is probable that the borrower will not be able to make all payments pursuant to the terms of its contract. When an account is classified as nonaccruing, all accrued and unpaid interest is reversed and future income recognition is suspended. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions, or estimates could result in a material change in nonaccruing account classification and income recognition. Foreclosed or repossessed assets are generally considered to be nonaccruing and are reported as such unless they generate sufficient cash to result in a market rate of return. Those accounts are periodically reviewed and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA Capital generally continues to negotiate the restructuring or other settlement of the debt, as it believes appropriate.

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

Employees

At December 31, 2004, the Company had 101 employees compared to 213 and 319 at December 31, 2003 and 2002, respectively. The decrease is primarily attributable to the continued liquidation and sale of assets, the Company’s efforts to trim operating expenses and attrition caused by the events of the past several years. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations remain satisfactory.

At its meeting on March 2, 2005, FINOVA’s Board of Directors endorsed management’s proposed reductions in personnel, which are designed to more closely align FINOVA’s operating costs with the size of the remaining asset portfolio. These reductions include the scheduled departures by June 30, 2005 of two executive officers, Glenn E. Gray, the Chief Operating Officer and Richard Lieberman, Senior Vice President, General Counsel and Secretary.

In addition to the expected departure of the executive officers noted above, five of the eight other members of non-Leucadia senior management are scheduled to leave by mid-year. Total scheduled staff reductions include approximately 30% of the workforce by mid-2005 (including the senior management reductions) and an additional 15% of the workforce by year-end 2005. As of March 8, 2005, FINOVA’s staff consists of 102 employees. These projected reductions may change due to the actual run-off of the portfolio, changes in FINOVA’s operations, unanticipated staff departures or other factors. To help effect a smooth transition, the Company has commenced implementing a transfer of responsibilities to remaining personnel.

Management proposed these reductions due to the significant decline in FINOVA’s remaining financial asset portfolio, which has been reduced to approximately $706 million of carrying value before reserves at the end of 2004. The remaining organizational structure is designed to retain appropriate oversight of the smaller operation in a more efficient manner.

Employees are covered by a severance program, which has been approved by the Board of Directors and continues with no fixed expiration date. The Company has also developed an annual performance-based incentive program for employees. In an effort to maintain the stability of its workforce through the remainder of the liquidation, FINOVA’s Board of Directors approved the establishment of two grantor trusts to secure the Company’s obligations under the outstanding severance and bonus programs. These trusts, which do not increase the Company’s obligations to its employees, were funded during 2003 with approximately $24.0 million.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed throughout this report including sections captioned “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7a. Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to those discussed or identified from time to time in our public filings including:

•	The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. The carrying amounts and impairment of FINOVA’s portfolio are based on estimates of asset value and the estimation and timing of future cash flows. Actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding debt and other obligations and have a materially adverse impact on its financial position and results of operations.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•	Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as staff is reduced, and the loss of key personnel could have a significant impact on the ability to monitor, collect and manage the portfolio.

•	Conditions affecting the Company’s aircraft portfolio, including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available.

•	The process of selling aircraft parts inherently has more control risks than selling whole aircraft. The Company must maintain an adequate control environment for inventory, which includes having knowledgeable personnel and systems to monitor, collect and manage that process. Failure to maintain adequate controls can result in the loss of inventory or failure to maximize the value of those assets.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including most of its net operating loss carryforwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in estimates, including asset valuation and cash flow projections.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as real estate and transportation could make the overall portfolio more subject to changes in performance in those industries. Additionally, the Company previously completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates.

•	Risks of litigation. See “Item 3. Legal Proceedings,” for a further discussion.

•	Other risks detailed in this and FINOVA’s other SEC reports or filings.

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

You can access financial and other information on FINOVA’s website. The address is www.finova.com. FINOVA also makes available on its website, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act within two business days after filing that material with the SEC.

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

As a result of the continued liquidation and sale of assets, FINOVA has consolidated operations and reduced staffing, resulting in the need for less office space. FINOVA continues to negotiate its operating lease contracts in an effort to reduce operating lease costs. FINOVA has terminated all or a portion of multiple operating lease contracts and ceased using significant portions of several office locations. While the Company pursues subleasing opportunities, it continues to incur costs under these operating lease contracts without receiving economic benefit. The Company maintains a liability for lease termination damages and the estimated fair value of future rental payments, net of anticipated subrentals on office space the Company is no longer using. See Annex A, Notes to Consolidated Financial Statements, Note N “Costs Associated with Exit or Disposal Activities” for more information.

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

If any legal proceedings result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2004. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

Thaxton had approximately 6,800 holders of its subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. Thaxton’s unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in the MDL Litigation and by the creditors committee, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

FINOVA was recently sued by the trustee of the Thaxton Life Partners, Inc. (“TLP”) bankruptcy proceedings, also pending in U.S. Bankruptcy Court for the district of Delaware, case no. 04-13005, for the return of a $4 million payment made by TLP to FINOVA. The complaint alleges the payment was a fraudulent transfer. FINOVA is investigating this complaint and intends to defend this matter in connection with its defense of the other Thaxton-related matters noted above.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Optional Item.  Executive Officers of Registrant.

Set forth below is information with respect to those individuals who serve as executive officers of FINOVA. Messrs. Cumming, Steinberg and Mara serve pursuant to the Management Services Agreement with Leucadia that expires in 2011. Messrs. Gray, Lieberman and Ross are “at will” employees and may be terminated at any time. Messrs. Gray and Lieberman are scheduled for departure by June 30, 2005. See “Employees” section of “Item 1. Business” for additional information on anticipated reductions in personnel.

Name	Age	Position and Background

Ian M. Cumming	64	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

Joseph S. Steinberg	61	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Thomas E. Mara	59	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

Glenn E. Gray	51	Chief Operating Officer of FINOVA since 2002. Previously, Senior Vice President – Division Manager or similar positions of FINOVA and FINOVA Capital for more than five years.

Richard Lieberman	45	Senior Vice President, General Counsel & Secretary of FINOVA since 2001. Previously, Vice President – Deputy General Counsel or similar positions of FINOVA and FINOVA Capital for more than five years.

Richard A. Ross	37	Senior Vice President, Chief Financial Officer and Treasurer of FINOVA since 2004. Previously, Vice President – Chief Accounting Officer or similar positions of FINOVA and FINOVA Capital for more than five years.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

FINOVA’s common stock trades over-the-counter (“OTC”) under the symbol “FNVG.” At December 31, 2004 and 2003, FINOVA had approximately 122,041,000 shares of common stock outstanding, 50% of which are held by an affiliate of Berkadia. The following table summarizes the high and low bid prices as reported on the OTC as reported by Commodity Systems Inc. The OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Sales Price Range of Common Stock
	2004		2003
Quarters:	High	Low	High	Low
First	$0.80	$0.22	$0.20	$0.14
Second	0.45	0.01	0.28	0.15
Third	0.17	0.07	0.98	0.19
Fourth	0.17	0.08	0.95	0.52

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA’s stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations.

FINOVA’s Certificate of Incorporation prohibits persons (except Berkadia and its affiliates) from acquiring 5% or more of Corporation Securities (as defined) unless the purchase is approved by the Board of Directors. Those restrictions did not apply to the acquisition of shares in connection with the reorganization proceedings. The restrictions will remain in effect until the earlier of (a) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (b) the beginning of the taxable year of the Company to which certain tax benefits may no longer be carried forward.

As of March 18, 2005, there were approximately 15,200 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.10.

Item 6.	Selected Financial Data.

The following table summarizes selected financial data obtained or derived from the audited consolidated financial statements of FINOVA for each of the years ended December 31, 2004, 2003 and 2002, the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of FINOVA and the Notes to Consolidated Financial Statements included in Annex A, as well as the rest of this report. Prior year amounts have been reclassified to conform to 2004 presentation.

As a result of fresh-start reporting and changes in the Company’s operations, the consolidated financial statements of the Company for the periods subsequent to August 31, 2001 (the “Reorganized Company”) are not comparable to those of the Company for periods prior to August 31, 2001 (the “Predecessor Company”).

	Reorganized Company				Predecessor Company
	Year Ended Dec. 31,			Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001	Year Ended Dec. 31, 2000
	2004	2003	2002

	(Dollars in thousands, except per share data)

OPERATIONS:
Interest margin	$(51,964)	$25,794	$(69,950)	$(10,605)	$78,033	$454,901
Provision for credit losses	148,527	238,786	339,986	(777,500)	(230,772)	(643,000)
Net gain (loss) on financial assets	108,681	63,054	(81,479)	(281,608)	(320,934)	(168,589)
Portfolio expenses	(28,236)	(29,341)	(46,859)	(8,523)	(12,521)	(13,777)
General and administrative expenses	(44,995)	(70,673)	(108,407)	(63,272)	(121,553)	(385,635)
Gain from extinguishment of debt, net of fresh-start discount		28,493	88,237
Income (loss) from continuing operations	132,013	256,113	121,472	(1,142,300)	(654,583)	(546,709)
Net income (loss)	132,013	256,113	121,472	(1,142,300)	(640,850)	(939,817)
Diluted earnings (loss) from continuing operations per share	$1.08	$2.10	$1.00	$(9.36)	$(10.28)	$(8.96)
Diluted adjusted weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000	63,677,000	60,994,000
Dividends per common share	$—	$—	$—	$—	$—	$0.54

FINANCIAL POSITION:
Total financial assets (before reserves)	$705,935	$1,805,984	$3,696,419	$6,451,764	$7,587,606	$11,863,731
Nonaccruing assets	259,365	593,301	1,393,232	1,842,605	1,329,654	1,407,539
Reserve for credit losses	(101,270)	(274,828)	(540,268)	(1,019,878)	(256,324)	(578,750)
Total assets	1,134,125	2,344,176	3,759,008	6,504,025	8,302,956	12,089,086
Berkadia Loan		525,000	2,175,000	4,900,000	5,600,000
Senior debt - Reorganized Company (1)	1,586,957	2,338,791	2,381,643	2,489,082	2,479,139
Senior debt - Predecessor Company						10,997,687
Convertible preferred securities						111,550
Stockholders’ equity	(534,677)	(652,747)	(970,749)	(1,120,569)	17,623	672,934

RATIOS:
Nonaccruing assets as a % of total financial assets (before reserves)	36.7%	32.9%	37.7%	28.6%	17.5%	11.9%
Reserve for credit losses as a % of:
Total financing assets	18.4%	18.3%	17.4%	18.3%	4.1%	6.3%
Nonaccruing assets	39.0%	46.3%	38.8%	55.3%	19.3%	41.1%

(1)	Senior debt – Reorganized Company is net of a fresh-start discount of $579,646, $629,158, $686,306, $761,396 and $771,339 at December 31, 2004, 2003, 2002 and 2001 and August 31, 2001, respectively. The Company remains obligated for the full outstanding principal amount, which was $2,166,603 at December 31, 2004, $2,967,949 at December 31, 2003, $3,067,949 at December 31, 2002 and $3,250,478 at December 31, 2001 and August 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1–16 of Annex A.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk.

See page 16 of Annex A.

Item 8.	Financial Statements and Supplemental Data.

1.	Financial Statements – See Item 15 hereof and Annex A.
2.	Supplementary Data – See Condensed Quarterly Results included in Annex A, Supplemental Selected Financial Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.	Controls and Procedures.

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2004. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company is scheduled to include in its Annual Report on Form 10-K for the year ending December 31, 2006 a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company’s independent registered public accountants will also be required to attest to and report on management’s assessment.

The process of complying with these requirements includes a comprehensive evaluation and documentation of the Company’s internal controls over financial reporting. In this regard, management intends to dedicate internal resources, engage outside consultants and adopt a detailed plan to (i) document the Company’s internal controls over financial reporting, (ii) assess the adequacy of the Company’s internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of 2006.

The Company believes that any system of internal accounting controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that its objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

The Company continues to reduce its workforce, consolidate its operations and outsource certain functions. Accordingly, responsibility for administration, management and review of many of the Company’s assets has transitioned among FINOVA’s remaining personnel. Management has supervised these transitions and has implemented procedures it believes provide effective disclosure and internal controls over financial reporting. The Company is assessing the efficacy of these procedures and will continue to do so in subsequent periods. FINOVA recognizes that a substantial unanticipated reduction in employees could increase internal control risk.

Item 9b.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information concerning FINOVA’s directors will be incorporated by reference from FINOVA’s Proxy Statement issued in connection with its 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

For information regarding FINOVA’s executive officers, see the Optional Item in Part I, following Item 4.

Item 11.	Executive Compensation.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FINOVA does not have any equity compensation plans.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item will be incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed.

1)	Financial Statements.

The following financial information of FINOVA is included in Annex A:

2)	Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)	Exhibits.

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A

(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B

(4.A)	Form of Common Stock Certificate.	10-K	3/15/02	4.A

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.	8-K	8/27/01	10.B

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.	8-K	8/27/01	10.D

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC.	10-K	3/21/03	10.I.1

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	4/26/01	10.T.1

(10.L.1)	Form of Letter for the Bonus Program.+	10-K	3/15/02	10.L

(10.L.2)	2004 Annual Incentive Plan Rules.+	8-K	3/8/05	10.A

(10.L.3)	2005 Annual Incentive Plan Rules.+	8-K	3/8/05	10.B

(10.M.1)	Severance Plan.+	10-K	3/15/02	10.M.1

(10.M.2)	Enhanced Severance Plan. +	10-K	3/15/02	10.M.2

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description.+	*

(10.N)	FINOVA’s policies regarding compensation of directors are incorporated by reference from the Proxy Statement.+

(10.O)	Compensation Agreement and Release for Stuart A. Tashlik dated March 15, 2001.+	10-K/A	4/26/01	10.E.6

(10.P.1)	Letter from FINOVA to Glenn E. Gray dated February 20, 2004.+	10-K	3/30/04	10.P.1

(10.P.2)	Letter from FINOVA to Richard Lieberman dated February 20, 2004.+	10-K	3/30/04	10.P.2

(10.P.3)	Letter from FINOVA to Stuart A. Tashlik dated February 20, 2004.+	10-K	3/30/04	10.P.3

(10.P.4)	Letter from FINOVA to Richard A. Ross dated February 20, 2004.+	*

(10.P.5)	Letter from FINOVA to Richard A. Ross dated August 17 2004.+	*

(10.P.6)	Letter from FINOVA to Glenn E. Gray dated March 15, 2005.+	*

(10.P.7)	Letter from FINOVA to Richard Lieberman dated March 15, 2005.+	*

(10.P.8)	Letter from FINOVA to Richard A. Ross dated March 15, 2005.+	*

(10.Q)	Executive Severance Plan, Tier III.+	10-K	3/15/02	10.X

(10.R)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.R

(10.S)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.S

(12)	Computation of Ratio of Income to Fixed Charges.	*

(14)	Code of Conduct (Code of Ethics).	10-K	3/30/04	14

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit

(21)	Subsidiaries.	*

(23)	Consent of Independent Auditors from Ernst & Young LLP.	*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report
**	Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K
+	Relating to management compensation

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name and Title	Date	Signature

Principal Executive Officer:

Thomas E. Mara	March 15, 2005	/s/ Thomas E. Mara
Chief Executive Officer and a Director

Principal Financial and Accounting Officer:

Richard A. Ross	March 18, 2005	/s/ Richard A. Ross
Senior Vice President – Chief Financial Officer and Treasurer

Directors:

Thomas F. Boland	March 16, 2005	/s/ Thomas F. Boland

Ian M. Cumming	March 18, 2005	/s/ Ian M. Cumming

G. Robert Durham	March 18, 2005	/s/ G. Robert Durham

R. Gregory Morgan	March 21, 2005	/s/ R. Gregory Morgan

Kenneth R. Smith	March 21, 2005	/s/ Kenneth R. Smith

Joseph S. Steinberg	March 18, 2005	/s/ Joseph S. Steinberg

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

Overview

Prior Bankruptcy Reorganization. On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to chapter 11, title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001, when the Company emerged from bankruptcy.

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

Liquidity. Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes (collectively “Senior Debt Obligations”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

Asset Shortfall. The following illustrates that the carrying value of the Company’s assets is less than the face amount of its Senior Debt Obligations as of December 31:

	2004	2003	2002

	(Dollars in thousands)
Cash and Other Assets	$529,460	$813,020	$602,857
Total Financial Assets	604,665	1,531,156	3,156,151

Total Assets	1,134,125	2,344,176	3,759,008

Berkadia Loan		525,000	2,175,000
Senior Notes (principal amount due)	2,166,603	2,967,949	3,067,949
Accrued Interest on Senior Debt	20,763	30,765	35,327

Total Senior Debt Obligations	2,187,366	3,523,714	5,278,276

Asset Shortfall	$(1,053,241)	$(1,179,538)	$(1,519,268)

Required Recovery Rate on Remaining Total Financial Assets to Eliminate Shortfall	274%	177%	148%

THE FINOVA GROUP INC.

As reflected in the table, unless the actual cash flows from the collection of FINOVA’s asset portfolio are substantially greater than the amount assumed to determine the carrying amounts of its assets, FINOVA will not have sufficient assets to fully repay its Senior Debt Obligations. The Company has been successful in its efforts to maximize the value of the portfolio as evidenced by the decline in the asset shortfall, which declined from a high point of $1.7 billion at December 31, 2001 to $1.1 billion at December 31, 2004; however, to eliminate the shortfall, FINOVA would have to liquidate all of its remaining total financial assets at 274% of their book value. Despite the income recorded over the last three years and the progress that has been made in liquidating assets, the required recovery rate to eliminate the shortfall has continued to grow. While the net asset liquidation and collection efforts to date have been in excess of their recorded book values, those recoveries on average have been far below the rate of return necessary to fully repay the Senior Debt Obligations. If this trend continues, a greater asset return must be realized to fully satisfy the obligations. The Company does not believe that the future asset realization will increase sufficiently to fully offset the shortfall due to the fact that many of the more attractive assets within the portfolio have already been liquidated and the Company continues to have significant exposure in its portfolio to non-performing assets and used aircraft.

As of December 31, 2004, the transportation portfolio represents almost 42% of the Company’s total remaining portfolio. Even though the aircraft-financing market began showing some signs of improvement during late 2004 and generated a greater level of asset realization in excess of recorded carrying amounts than in prior years, the Company still does not believe realization will increase sufficiently to fully offset the deficit. The Company is also cautious regarding the recent improvement in the aircraft-financing market due to uncertainty in the airline industry. Refer below to the Results of Operation section for a further discussion of industry trends.

Berkadia Loan Repaid. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

Partial Prepayment of Senior Notes. During 2004, the Company made $801.3 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $2.2 billion. FINOVA announced three additional partial prepayments totaling $296.8 million that were made in the first quarter of 2005. Following these prepayments, cumulative prepayments through the first quarter of 2005 totaled $1.1 billion or 37% of the $3.0 billion principal amount outstanding as of December 31, 2003.

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

The Company does not expect principal prepayments to continue at the same pace. The Company’s asset pool continues to decline and the portfolio generally contains less desirable or marketable assets than previously collected or sold. Refer to the Financial Condition, Liquidity and Capital Resources section for a further discussion of the Senior Notes.

No Stockholder Payments Anticipated. Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA’s stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. Refer to the Financial Condition, Liquidity and Capital Resources section for a further discussion of restricted payments and retained amounts.

Future Management Direction. The Company intends to continue its efforts to liquidate and maximize the value of its remaining portfolio and pay its obligations as they become due. At its meeting on March 2, 2005, FINOVA’s Board of Directors endorsed management’s proposed reductions in personnel, which are designed to more closely align FINOVA’s operating costs with the size of the remaining asset portfolio. These reductions include the scheduled departures by June 30, 2005 of two executive officers, Glenn E. Gray, the Chief Operating Officer and Richard Lieberman, Senior Vice President, General Counsel and Secretary.

THE FINOVA GROUP INC.

In addition to the expected departure of the executive officers noted above, five of the eight other members of non-Leucadia senior management are scheduled to leave by mid-year. Total scheduled staff reductions include approximately 30% of the workforce by mid-2005 (including the senior management reductions) and an additional 15% of the workforce by year-end 2005. As of March 8, 2005, FINOVA’s staff consists of 102 employees. These projected reductions may change due to the actual run-off of the portfolio, changes in FINOVA’s operations, unanticipated staff departures or other factors. To help effect a smooth transition, the Company has commenced implementing a transfer of responsibilities to remaining personnel.

Management proposed these reductions due to the significant decline in FINOVA’s remaining financial asset portfolio, which has been reduced to approximately $706 million of carrying value before reserves at the end of 2004. The remaining organizational structure is designed to retain appropriate oversight of the smaller operation in a more efficient manner.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make distributions to its stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See “Special Note Regarding Forward-Looking Statements” for more information on these risks and uncertainties. The Company believes the following to be among the most critical judgment areas in the application of its accounting policies.

Significant Use of Estimates

Several of the Company’s most critical accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a forced short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded amounts.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

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

Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up even if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when collected.

THE FINOVA GROUP INC.

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

Due to the numerous assumptions affecting the estimation of cash flows and the accounting restrictions noted above, a traditional sensitivity analysis is not considered to be practical and has not been completed.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves, and similar adjustments to reserves could happen in the future. As of December 31, 2004 and 2003, the reserve for credit losses totaled $101.3 million and $274.8 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of December 31, 2004 and 2003, owned assets totaled $84.2 million and $127.9 million, or 11.9% and 7.1% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of December 31, 2004 and 2003, assets held for sale totaled $42.5 million and $138.2 million, or 6.0% and 7.7% of total financial assets (before reserves), respectively.

THE FINOVA GROUP INC.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained performance is demonstrated. Changes in borrower performance, assumptions, or estimates could result in a material change in nonaccruing account classification and income recognition. As of December 31, 2004 and 2003, $259.4 million and $593.3 million, or 36.7% and 32.9% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the asset adjustment was originally scheduled to accrete into income over the life of the underlying transactions. As of December 31, 2004, the unamortized amount totaled $60.6 million. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of December 31, 2004, accretion has been suspended on $32.4 million of the amortizable balance. The Senior Notes were initially recorded at their estimated fair value based upon their trading price shortly after they were issued. The original discount is being partially amortized as additional interest expense over the term of the notes. As of December 31, 2004, the unamortized discount totaled $579.6 million. Discount amortization is adjusted as principal payments are made. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

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

New Accounting Standards

In 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issues No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which became effective for reporting periods beginning after June 15, 2004. During 2004, FINOVA adopted the provisions of EITF 03-1 and the impact was not material to the Company’s financial position or results of operations. A portion of the requirements of EITF 03-1 was deferred by FASB until 2005, and when made effective will not have a material impact to the Company’s financial position or results of operations.

Results of Operations

As a result of the Company’s continued asset liquidation, shrinking operations and application of fresh-start reporting guidelines upon emergence from bankruptcy, the consolidated financial statements are not necessarily comparable from year to year. Trends during any given year may not be indicative of future trends; however, the following discussion of results for the years ended December 31, may provide useful information regarding the current status of the Company.

	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2004	2003	Change	2003	2002	Change

Interest margin	$(51,964)	$25,794	$(77,758)	$25,794	$(69,950)	$95,744
Reversal of provision for credit losses	148,527	238,786	(90,259)	238,786	339,986	(101,200)
Net gain (loss) on financial assets	108,681	63,054	45,627	63,054	(81,479)	144,533
Portfolio expenses	(28,236)	(29,341)	1,105	(29,341)	(46,859)	17,518
General and administrative expenses	(44,995)	(70,673)	25,678	(70,673)	(108,407)	37,734
Gain from extinguishment of debt, net		28,493	(28,493)	28,493	88,237	(59,744)
Income tax expense					(56)	56

Net income	$132,013	$256,113	$(124,100)	$256,113	$121,472	$134,641

THE FINOVA GROUP INC.

Years Ended December 31, 2004 and 2003

Net Income. For the year ended December 31, 2004, the Company reported net income of $132.0 million, compared to $256.1 million for the year ended December 31, 2003.

In general, the decrease in net income was primarily attributable to the year ended December 31, 2004 containing a lower level of asset realization in excess of recorded carrying amounts and the Company not generating any gains from repurchases of debt in 2004. Asset realization in excess of recorded carrying amounts is primarily reflected within the financial statements in the form of net gains from the sale of assets, reversal of excess reserve for credit losses and the recognition of suspended income upon the payoff of assets.

Even though asset realization in 2004 did not amass the level of 2003, the Company still experienced substantially better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as 2003. Many of our more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been more work intensive and difficult to liquidate at acceptable prices. However, during 2004, the Company has seen a partial shift in realization trends. The aircraft-financing market began showing some signs of improvement, resulting in the Company generating a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio than in 2003. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Most major domestic carriers have posted substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue for a lengthy period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may be put on bankruptcy watch by the marketplace. The year of 2005 began with a number of prominent domestic airlines in bankruptcy with others threatening to file if certain cost concessions cannot be obtained.

In certain instances, assets liquidated during 2004 returned amounts in excess of recorded values, but as expected, realization has not reached the prior year level. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to be more sporadic and continue to decline in volume. While there has been some improvement in the aircraft-financing market, the Company remains cautious due to the fragile nature of the airline industry.

Interest Margin. For the year ended December 31, 2004, interest margin decreased $77.8 million to a negative $52.0 million as compared to $25.8 million for the year ended December 31, 2003. The negative margin was primarily due to a significantly lower level of earning assets ($332.8 million and $1.0 billion at December 31, 2004 and 2003, respectively) than the face amount of outstanding debt ($2.2 billion and $3.5 billion at December 31, 2004 and 2003 respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 11.9% and 8.3% for the years ended December 31, 2004 and 2003, respectively), which continued to increase as the lower cost Berkadia Loan was repaid and higher cost Senior Notes became a higher percentage of the outstanding debt. Additionally, the aggregate effective rate has increased, to a lesser extent, due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Also contributing to the decline in interest margin was the recognition of a lower level of suspended and deferred income ($82.9 million and $134.1 million for the years ended December 31, 2004 and 2003, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

During 2004 and 2003, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status and prior suspended income recognized. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2003 or 2004 levels. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

THE FINOVA GROUP INC.

Provision for Credit Losses. For the years ended December 31, 2004 and 2003, the Company recorded reversals of provision for credit losses of $148.5 million and $238.8 million, respectively, to reduce its reserve for credit losses. The reserve reductions were primarily due to recoveries ($37.2 million and $109.6 million for the years ended December 31, 2004 and 2003, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio.

In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve. This policy had a greater impact on the reversal of provision for credit losses in 2003 than in 2004 due to the continued reinstatement of accounts to accruing status over the last two years. The majority of accounts currently classified as nonaccruing are not making payments on regular basis.

The pace of collections and account payoffs has continued to be faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. However, as expected, asset realization trends declined from the prior year. During 2003, the Company had experienced substantially better than anticipated realization and performance of asset portfolios. The Company believes it is unlikely that those asset realization trends will continue at the same rate. While 2004 has shown continued accelerated collections, the volume and realization has not kept pace with the 2003 levels. The Company has already seen a significant decline in realized recoveries of amounts previously written off and expects that declining trend to continue. Often the likelihood of recoveries being realized decreases as more time passes since the original write-offs.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” and “Critical Accounting Policies” for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $108.7 million for the year ended December 31, 2004 compared to a net gain of $63.1 million during 2003. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the increase over the prior year was primarily attributable to the sale of substantially all of the Company’s timeshare resort portfolio and increased activity and realization from the Company’s transportation portfolio.

The net gain during 2004 was attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the sale of a portion of the Company’s timeshare resort portfolio, $7.8 million of net gains realized from the sale of private and public investments, $9.0 million of net gains realized from multiple transactions to sell a portion of the Company’s real estate leveraged lease portfolio and $62.8 million of net gains realized primarily from numerous aircraft sales and the forfeiture by aircraft operators of $10.6 million of security deposits and maintenance reserves. The net gains from the sale of transportation assets included a $22.0 million gain realized on an aircraft that was destroyed in a crash by its operator and a $4.9 million gain realized on the sale of 17 off-lease engines, both recognized during the fourth quarter.

The net gain during 2003 primarily included $31.8 million of gains realized from the sale of two equity investments in timeshare resort development companies, $12.1 million of net gains from the sale of the Company’s position in seven real estate leveraged leases, a $6.9 million gain related to the settlement and restructure of an operating lease including the recognition of forfeited maintenance reserves and security deposits, a $5.8 million gain realized from the sale of nine healthcare related loans and a $4.4 million gain realized on the rediscount asset sale. Partially offsetting these net gains were $48.0 million of impairment markdowns within the transportation portfolio and an $11.1 million markdown to the Company’s remaining real estate leveraged leases in association with their classification as assets held for sale. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its predominately older vintage owned aircraft portfolio. The remainder of the 2003 net gain activity was attributable to over 200 individual asset sales (including repossessed assets, loans, residual positions and investments) spread across the portfolio.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued improvement in the aircraft-financing market, the Company generally does not expect to maintain aggregate realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have already been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the

THE FINOVA GROUP INC.

aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio in 2004, but the Company is skeptical about whether this improved trend will be sustained and for how long. FINOVA will consider future sales if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will reach prior year levels.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft. For the year ended December 31, 2004, portfolio expenses totaled $28.2 million compared to $29.3 million during the same period of 2003. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios with the exception of transportation.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($21.0 million and $16.4 million for the years ended December 31, 2004 and 2003, respectively). Even though the portfolio has shrunk, portfolio expenses have not declined. Portfolio expenses within the transportation portfolio were trending downward during 2003. FINOVA had been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance reinvestment into those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 has altered the Company’s course of action to maximize value. As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, portfolio expenses for the transportation portfolio increased during 2004, even though the portfolio is considerably smaller. This trend is expected to continue as long as it economically makes sense to reinvest in certain types of aircraft.

General and Administrative Expenses. General and administrative expenses decreased $25.7 million to $45.0 million for the year ended December 31, 2004. The decrease was primarily due to 2003 including charges of $13.0 million to accrue for settlement of outstanding litigation, bankruptcy claims and other legal matters, a $5.8 million reversal in 2004 of excess accruals, which resulted from the settlement and payment of bankruptcy claims for amounts less than what had originally been accrued and $8.0 million of cost savings resulting from staffing and office occupancy reductions (101 employees at December 31, 2004 compared to 213 and 319 at December 31, 2003 and 2002, respectively), partially offset by higher severance costs ($4.5 million) related to those individuals notified of their pending termination. The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs and the high level of work intensive assets in the portfolio.

During the first quarter of 2005, the Company communicated additional and accelerated staff reductions to its employees, which are designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. Total scheduled staff reductions include approximately 30% of the workforce by mid-2005 (including seven members of senior management) and an additional 15% of the workforce by year-end 2005. The cost savings from these reductions will not begin to be seen until the second half of 2005 and their full benefit will not be realized until 2006. A portion of the savings in 2005 will be offset by increased severance costs.

Gain from Extinguishment of Debt, Net. During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchase generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount). The Company continues to evaluate opportunities to repurchase bonds rather than repay debt, but during 2004, bond prices exceeded internal analysis that would support the decision to repurchase bonds.

Income Tax Expense. For the years ended December 31, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2004 and 2003, the Company had federal net operating loss carryforwards of $1.1 billion and $851.6 million, respectively, none of which expire prior to 2009. For a further discussion of taxes see Note I “Income Taxes.”

Years Ended December 31, 2003 and 2002

Net Income. For the year ended December 31, 2003, the Company reported net income of $256.1 million compared to $121.5 million for the year ended December 31, 2002.

THE FINOVA GROUP INC.

In general, the increase in net income was primarily attributable to substantially better than anticipated realization and performance of FINOVA’s asset portfolios. The asset realization included an unexpected $91.1 million recovery from the resort portfolio in excess of FINOVA’s carrying amount from the settlement of substantially all amounts owed from its largest borrower.

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

Partially offsetting these positive events was a significantly lower level of earning assets ($1.0 billion and $2.1 billion at December 31, 2003 and 2002, respectively) than the face amount of outstanding debt ($3.5 billion and $5.2 billion at December 31, 2003 and 2002, respectively) and the Company’s high aggregate cost of funds (8.3% and 7.0% for the years ended December 31, 2003 and 2002, respectively).

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

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the “Special Note Regarding Forward-Looking Statements” and “Critical Accounting Policies” for a discussion of these and additional factors impacting the use of estimates.

Net Gain (Loss) on Financial Assets. The Company realized a net gain on financial assets of $63.1 million for the year ended December 31, 2003 compared to a net loss of $81.5 million for the year ended December 31, 2002. The net gain during 2003 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $31.8 million of gains realized from the sale of two equity investments in timeshare resort development companies, $12.1 million of net gains from the sale of the Company’s position in seven real estate leveraged leases, a $6.9 million gain related to the settlement and restructure of an operating lease including the recognition of forfeited maintenance reserves and security deposits, a $5.8 million gain realized from the sale of nine healthcare related loans and a $4.4 million gain realized on the rediscount asset sale. Partially offsetting these net gains were $48.0 million of impairment markdowns within the transportation portfolio and an $11.1 million markdown to the Company’s remaining real estate leveraged leases in association with their classification as assets held for sale. The impairment losses on the transportation portfolio resulted from the Company’s revised estimate of future cash flows expected to be realized through the operation or sale of its predominately older vintage owned aircraft portfolio. The remainder of the net gain activity is attributable to over 200 individual asset sales (including repossessed assets, loans, residual positions and investments) spread across the portfolio.

THE FINOVA GROUP INC.

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

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft. For the year ended December 31, 2003, portfolio expenses totaled $29.3 million compared to $46.9 million during the same period of 2002. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios, a slight increase in the level of recovered costs and a Company decision in 2003 to begin dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs for potential return to service. The Company completed the dismantling of five aircraft during 2003.

The transportation portfolio incurred the majority of the Company’s portfolio costs ($16.4 million and $25.8 million during 2003 and 2002, respectively). These costs are related to the large number of off-lease and older vintage aircraft and include the cost of storing, maintaining and preparing certain of these aircraft for potential return to service.

General and Administrative Expenses. General and administrative expenses decreased $37.7 million to $70.7 million for the year ended December 31, 2003. The decrease was primarily due to $30.8 million of cost savings resulting from staffing and office occupancy reductions (213 employees at December 31, 2003 compared to 319 at December 31, 2002 and 497 at December 31, 2001). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. General and administrative expenses included charges of $13.0 million and $10.2 million during 2003 and 2002, respectively, to accrue for the settlement of outstanding litigation, bankruptcy claims and other legal matters.

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

Income Tax Expense. For the years ended December 31, 2003 and 2002, income tax expense related to pre-tax book income was almost entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of $851.6 million and $859.4 million, respectively, none of which expire prior to 2009. For a further discussion of taxes, see Note I “Income Taxes.”

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

The terms of the Indenture prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the

THE FINOVA GROUP INC.

Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to the Company’s limited sources of liquidity, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Generally speaking, cash reserves typically equal anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. The Company has the discretion to and has from time to time adjusted its cash reserve methodology.

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The $5.6 billion loan had been received in August 2001 in conjunction with FINOVA’s emergence from bankruptcy.

During the second quarter of 2004, in accordance with the terms of the Indenture, the Company began using excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. During the year ended December 31, 2004, the Company made $801.3 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $2.2 billion. FINOVA announced three additional partial prepayments totaling $296.8 million that were made in the first quarter of 2005. Following these prepayments, cumulative prepayments through the first quarter of 2005 totaled $1.1 billion or 37% of the $3.0 billion principal amount outstanding as of December 31, 2003.

The Company believes principal prepayments will not continue at the same pace. The Company’s asset pool has declined significantly and the remaining assets are generally less desirable and more difficult to liquidate than assets previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity. The Senior Notes have a first priority security interest in substantially all of FINOVA’s remaining assets.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company retained a total of $57.8 million as of the first quarter of 2005. Retained amounts are segregated and reflected as restricted cash on the balance sheet.

The Company has a negative net worth of $534.7 million as of December 31, 2004 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $604.7 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

THE FINOVA GROUP INC.

Obligations and Commitments

The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at December 31, 2004 and 2003. A detailed repayment schedule has not been provided because the Company’s most significant obligations are contractual as to amount, but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	December 31, 2004				December 31, 2003
Obligations and Commitments	Contractual		Contingent		Contractual	Contingent

	(Dollars in thousands)
Berkadia Loan	$		$		$525,000	$
Senior Notes		2,166,603			2,967,949
Management Services Agreement		48,000			56,000
Restricted stockholder distributions				42,176
Contingent interest on Senior Notes				91,232			91,232
Unfunded customer commitments				11,508			73,814
Lease obligations		11,598			18,071

		$2,226,201		$144,916	$3,567,020		$165,046

The Berkadia Loan, which was scheduled to mature in August 2006, was fully repaid in February 2004.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal prepayments of the Senior Notes are contingent on the availability of excess cash. FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. As noted above, the Company made $801.3 million of partial principal prepayments on the Senior Notes in 2004 and announced three additional partial prepayments totaling $296.8 million that were made in the first quarter of 2005.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. FINOVA pays Leucadia an annual management fee of $8.0 million and reimburses it for expenses incurred.

Permitted uses of cash are specified in the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes and funding customer commitments; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes in accordance with the terms of the Indenture in an amount not to exceed $150 million per year. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth (approximately $534.7 million at December 31, 2004 or $1.1 billion if the Senior Notes are considered at their principal amount due) and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. As of December 31, 2004, the Company retained a total of $42.2 million. The retained amount increased to $57.8 million during the first quarter of 2005, following the aforementioned additional Senior Note prepayments.

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

THE FINOVA GROUP INC.

payments is not secured. Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, to make any distributions to common stockholders or to pay any contingent interest through its expiration in 2016.

Unfunded customer commitments are primarily unused contractual lines of credit and to a lesser extent, contractual term financing commitments. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. As of December 31, 2004, the Company’s unfunded commitments included only a few existing accounts, with the majority of the commitment related to one real estate customer.

Unfunded customer commitments have declined from $73.8 million at December 31, 2003 to $11.5 million at December 31, 2004, primarily due to the elimination of outstanding commitments associated with asset sales and the termination and/or expiration of outstanding committed lines of credit. A significant portion of the decline was due to the sale and prepayment of the Company’s real estate portfolio. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below the commitment amounts.

Lease obligations represent total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $11.6 million at December 31, 2004, primarily due to scheduled rent payments. See Notes to the Consolidated Financial Statements, Note M “Operating Leases” for a schedule of future minimum rental payments by year.

Not included in the table above are an obligation related to a trusteed, noncontributory pension plan sponsored by the Company and nonrecourse debt associated with leveraged leases.

The Company terminated its pension plan effective December 31, 2004. No pension benefits will accrue beyond December 31, 2004 and participant benefits under the plan fully vested and became non-forfeitable as of that date. The Board of Directors approved discretionary contributions, which are expected to be sufficient to fully fund and enable the plan to pay all of its obligations to each participant. During the years ended December 2004 and 2003, the Company made discretionary contributions of $3.0 million and $5.0 million, respectively, to improve the funded status of the plan. The Company made an additional contribution in the first quarter of 2005 of $10.0 million to help close the funding deficiency and will make the final contribution, if necessary, in 2005 to fully fund the plan once the final costs of terminating the plan are determined. See Note H “Pension and Other Benefits” for a further discussion of the Company’s pension obligation.

Nonrecourse debt associated with leveraged leases totaled $313.1 million and $651.5 million at December 31, 2004 and 2003, respectively. The balances represent principal amounts due to third party lenders under lease arrangements. The Company has no direct obligation for repayment of the nonrecourse debt. Accounting rules require that leases financed by nonrecourse borrowings and meeting certain other criteria be classified as leveraged leases. For balance sheet classification purposes, aggregate leveraged lease rental receivables are reduced by the related nonrecourse debt service obligations to determine the Company’s investment in the leveraged leases. At December 31, 2004 and 2003, all of the Company’s leveraged leases were classified and accounted for as assets held for sale. Typically, the debt has a first priority lien against the leased equipment or property with no additional recourse to FINOVA. FINOVA’s exposure is limited to its investment in the transaction and the Company is not contractually obligated or committed to make repayments of this debt. Nonrecourse debt declined to $313.1 million at December 31, 2004, primarily due to the elimination of $56.8 million of nonrecourse debt in conjunction with the sale of FINOVA’s position in several properties, the elimination of $199.0 million of nonrecourse debt as a result of the senior debt holders restructuring contractual obligations and proceeding against the underlying assets in three separate transactions, principal prepayment of $59.4 million of high cost debt and scheduled principal payments of $23.2 million.

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

THE FINOVA GROUP INC.

relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices. Due to restrictions contained in the Indenture as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

The following table presents the activity in total financial assets, net of the reserve for credit losses:

	Year Ended December 31,
	2004	2003

	(Dollars in thousands)
Total financial assets, beginning of year	$1,531,156	$3,156,151

Cash activity:
Fundings under existing customer commitments	56,309	404,662
Funding of severance and bonus trusts		24,017
Collections and proceeds from financial assets	(1,136,038)	(2,267,880)

Net cash flows	(1,079,729)	(1,839,201)

Non-cash activity:
Reversal of provision for credit losses	148,527	238,786
Net charge-offs of financial assets	(10,463)	(53,735)
Other non-cash activity	15,174	29,155

Net non-cash activity	153,238	214,206

Total financial assets, end of year	$604,665	$1,531,156

Total financial assets, net of the reserve for credit losses, declined to $604.7 million at December 31, 2004, down from $1.5 billion at December 31, 2003. During 2004, net cash flows from the portfolio totaled $1.1 billion, down from $1.8 billion in 2003, while non-cash activity resulted in a $153.2 million increase in net financial assets as compared to $214.2 million for 2003. Components of net cash flow for 2004 included $749.6 million of collections from financial assets (including recoveries) and $386.4 million from the sale of assets (excluding cash gains), offset by $56.3 million of fundings under existing customer commitments. Collections from financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $148.5 million reversal of reserves and other non-cash activity of $15.2 million, partially offset by a $10.5 million reduction related to markdowns of owned assets.

Components of net cash flow for 2003 included $1.8 billion of collections from financial assets (including recoveries) and $446.0 million from the sale of assets (excluding cash gains), offset by $404.7 million of fundings under existing customer commitments and a $24.0 million funding of the severance and bonus trusts. Non-cash activity included a $238.8 million reversal of reserves and other non-cash activity of $29.2 million, partially offset by a $53.7 million reduction related to markdowns of owned assets.

The real estate portfolio (combined remaining resort and specialty real estate portfolios) declined to a carrying amount of $156.1 million or 22.1% of the Company’s total financial assets (before reserves) at December 31, 2004 as compared to $857.0 million or 47.4% of total financial assets (before reserves) at December 31, 2003. The decline was primarily attributable to asset sales, significant prepayments and scheduled amortization. Asset sales included the sale of a portion of the Company’s timeshare resort portfolio (carrying amount of $111.8 million) and the partial sale of the real estate leveraged lease portfolio, while prepayment activity was in excess of $300 million. The remainder of the real estate portfolio is expected to continue to have accelerated runoff. The Company has been formally notified that certain customers intend to prepay their respective obligations in the first half of 2005. The real estate portfolio contains the lowest level of nonaccruing and impaired assets and represents approximately 81% of the Company’s total unimpaired and performing assets. As a result, these assets are generally recorded at a low discount to par and their liquidation is not expected to generate significant returns in excess of par or contractual amounts, except for certain timeshare assets that have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying properties. These timeshare assets have the potential for recoveries in excess of their net carrying amounts.

The carrying amount of the Company’s transportation portfolio declined to $294.1 million at December 31, 2004, which represents 41.7% of the Company’s total financial assets (before reserves). The decline was primarily attributable to scheduled amortization, assets sales,

THE FINOVA GROUP INC.

prepayments, write-offs ($23.7 million for the year ended December 31, 2004) and non-cash depreciation and valuation of owned assets. During the 2004, the Company completed over 50 asset sales with a total carrying amount of $50.1 million, while prepayment activity represented $32.0 million of carrying amount. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not as desirable to domestic commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the airline industry. A market for many of these aircraft may never fully return, but the Company believes the course of action to maximize their value is to patiently work these assets and wait for opportune moments to sell or lease the assets that have the potential to return to service, and scrap those assets that are not likely to return to service. As previously discussed, improvements within the aircraft-financing market during late 2004 generated increased volume and realization from the Company’s transportation portfolio. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry.

All other portfolios (carrying amount of $255.8 million at December 31, 2004) are comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The decline in the portfolio was primarily attributable to numerous prepayments, asset sales and write-offs ($34.0 million for the year ended December 31, 2004). This portfolio represents 36.2% of the Company’s total financial assets (before reserves) and generally contains assets that are more difficult and work intensive to liquidate. Approximately 79% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloon obligations, or are otherwise in default. Many of these assets have been in difficult workouts for a number of years and a significant portion of the prepayments, asset sales and write-offs were a direct result of a number of these workouts being resolved during 2004. The Company expects runoff within this portfolio to continue at somewhat the same pace in 2005; however, the pace of runoff is largely dependent on the resolution of a few significant accounts within the portfolio. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts.

FINOVA’s reserve for credit losses decreased to $101.3 million at December 31, 2004 from $274.8 million at December 31, 2003. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. The Company has established impairment reserves of $96.2 million related to $169.2 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased primarily due to write-offs ($62.2 million and $136.3 million for the years ended December 31, 2004 and 2003, respectively), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased to $5.0 million at December 31, 2004 from $34.9 million at December 31, 2003, as a result of prepayments and collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $259.4 million or 36.7% of total financial assets (before reserves) at December 31, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was attributed to collections and asset sales of $209.5 million and write-offs and net valuation markdowns of $61.0 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

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

THE FINOVA GROUP INC.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

At December 31, 2004, the Company had no significant transactions, agreements or other contractual arrangements with unconsolidated entities, nor did the Company have any significant derivative financial instruments.

Quantitative and Qualitative Disclosure About Market Risk

FINOVA’s portfolio has limited sensitivity to increases or decreases in interest rates as of December 31, 2004. During 2004, the Company repaid its only floating-rate debt obligation and floating-rate assets declined to just over $200 million at December 31, 2004. As a result, a 100 basis point or 1% shift in interest rates would affect net income or loss by up to approximately $2.0 million. Floating-rate assets continue to decline, further reducing the Company’s exposure to changes in interest rates.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of consolidated operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Notes to the Consolidated Financial Statements, Note A “Nature of Operations,” the Company has a negative net worth as of December 31, 2004 and has limited sources of liquidity to satisfy its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 11, 2005

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(Dollars in thousands)

	2004		2003

ASSETS
Cash and cash equivalents		$480,485	$789,138
Restricted cash - impermissible restricted payments		42,176
Financing Assets:
Loans and other financing contracts, net		416,695	1,309,605
Direct financing leases		132,995	192,105

Total financing assets		549,690	1,501,710
Reserve for credit losses		(101,270)	(274,828)

Net financing assets		448,420	1,226,882

Other Financial Assets:
Operating leases		69,310	102,381
Assets held for sale		42,498	138,224
Investments		29,582	38,192
Assets held for the production of income		14,855	25,477

Total other financial assets		156,245	304,274

Total Financial Assets		604,665	1,531,156
Other assets		6,799	23,882

		$1,134,125	$2,344,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$		$525,000
Senior Notes, net (principal amount due of $2.2 billion and $3.0 billion, respectively)		1,586,957	2,338,791

Total debt		1,586,957	2,863,791
Accounts payable and accrued expenses		79,103	129,082
Deferred income taxes, net		2,742	4,050

Total Liabilities		1,668,802	2,996,923

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued		1,259	1,259
Additional capital		113,140	108,256
Accumulated deficit		(632,702)	(764,715)
Accumulated other comprehensive (loss) income		(15,838)	2,989
Common stock in treasury, 3,832,000 shares		(536)	(536)

Total Stockholders’ Equity		(534,677)	(652,747)

		$1,134,125	$2,344,176

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Interest income	$119,369	$229,502	$236,329
Rental income	24,084	31,058	40,504
Operating lease income	51,871	67,303	53,644
Fees and other income	20,149	37,798	46,522

Total Revenues	215,473	365,661	376,999
Interest expense	(250,334)	(314,288)	(403,818)
Operating lease and other depreciation	(17,103)	(25,579)	(43,131)

Interest Margin	(51,964)	25,794	(69,950)

Other Revenues and (Expenses):
Reversal of provision for credit losses	148,527	238,786	339,986
Net gain (loss) on financial assets	108,681	63,054	(81,479)
Portfolio expenses	(28,236)	(29,341)	(46,859)
General and administrative expenses	(44,995)	(70,673)	(108,407)
Gain from extinguishment of debt, net of fresh-start discount		28,493	88,237

Total Other Revenues and (Expenses)	183,977	230,319	191,478

Income before income taxes	132,013	256,113	121,528
Income tax expense			(56)

Net Income	$132,013	$256,113	$121,472

Basic/diluted earnings per share	$1.08	$2.10	$1.00

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002

Operating Activities:
Net income	$132,013	$256,113	$121,472
Adjustments to reconcile net income to net cash used by operations:
Reversal of provision for credit losses	(148,527)	(238,786)	(339,986)
Net cash gain on disposal of financial assets	(106,413)	(113,559)	(110,104)
Net non-cash (gain) charge-off on financial assets	(2,268)	50,505	191,583
Gain from extinguishment of debt, net of fresh-start discount		(28,493)	(88,237)
Depreciation and amortization	18,401	28,363	46,752
Deferred income taxes, net	975	7,861	4,419
Fresh-start accretion - assets	(34,610)	(47,868)	(32,340)
Fresh-start discount amortization - Senior Notes	49,512	35,516	33,696
Change in assets and liabilities:
Decrease in other assets	3,056	473	13,911
Decrease in accounts payable and accrued expenses	(38,412)	(22,270)	(40,628)

Net Cash Used by Operating Activities	(126,273)	(72,145)	(199,462)

Investing Activities:
Proceeds from disposals of leases and other owned assets	114,110	198,699	133,675
Proceeds from sales of investments	12,069	50,140	158,706
Proceeds from sales of loans and financing leases	366,647	311,417	572,820
Collections from financial assets	712,441	1,712,308	2,645,355
Fundings under existing customer commitments	(56,309)	(404,662)	(1,068,802)
Funding of severance and bonus trusts		(24,017)
Deposit of impermissible restricted payments into restricted cash account	(42,176)
Recoveries of loans previously written off	37,184	109,581	50,033

Net Cash Provided by Investing Activities	1,143,966	1,953,466	2,491,787

Financing Activities:
Principal repayments of Berkadia Loan	(525,000)	(1,650,000)	(2,725,000)
Principal prepayments of Senior Notes	(801,346)
Repurchase of Senior Notes		(49,875)	(55,380)
Benefits realized from pre-confirmation NOLs		32,477	36,029

Net Cash Used by Financing Activities	(1,326,346)	(1,667,398)	(2,744,351)

(Decrease) Increase in Cash and Cash Equivalents	(308,653)	213,923	(452,026)

Cash and Cash Equivalents, beginning of year	789,138	575,215	1,027,241

Cash and Cash Equivalents, end of year	$480,485	$789,138	$575,215

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

During 2004, FINOVA received net income tax refunds of $2.6 million. During 2003, FINOVA received net income tax refunds of $41.7 million, including $32.5 million from the carryback of certain tax net operating losses. During 2002, FINOVA received net income tax refunds of $39.5 million, including $36.0 million from the carryback of certain tax net operating losses.

FINOVA paid interest of $208.6 million, $275.2 million and $376.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity

Balance, January 1, 2002	$1,259	$16,928	$(1,142,300)	$4,080	$(536)	$(1,120,569)

Comprehensive income:
Net income			121,472			121,472
Net change in unrealized holding gains (losses)				(10,743)		(10,743)
Net change in foreign currency translation				2,786		2,786

Comprehensive income						113,515

Benefits realized from pre-confirmation NOLs		36,029				36,029
Other		276				276

Balance, December 31, 2002	1,259	53,233	(1,020,828)	(3,877)	(536)	(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003	1,259	108,256	(764,715)	2,989	(536)	(652,747)

Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	$1,259	$113,140	$(632,702)	$(15,838)	$(536)	$(534,677)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands in tables)

A.	Nature of Operations

The notes to the financial statements relate to The FINOVA Group Inc. and their subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses.

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

Because substantially all of the Company’s assets are pledged to secure the obligations under the promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of December 31, 2004, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

B.	Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of the reserve for credit losses and measurement of impairment. Other estimates include selection of

THE FINOVA GROUP INC.

appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation. The consolidation of variable interest entities is addressed below in the Company’s Impaired Loans policy.

Portfolio Policies

The following policies include the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the significant use of estimates.

Significant Use of Estimates

Several of the Company’s most critical accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a forced short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded amounts.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

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

Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up even if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when collected.

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

THE FINOVA GROUP INC.

FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite limited demand for certain of these aircraft today. While the current market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology may significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

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

Assets Held for the Production of Income. Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost with adjustment for impairment, if any, recorded as a gain or loss on financial assets. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value. Depreciation of these assets is charged to operations over their estimated remaining useful lives.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or expected ability to hold to maturity. Assets held for sale are revalued quarterly at the lower of cost or market, less anticipated selling expenses, with adjustment, if any, recorded as a gain or loss on financial assets. The determination of market value is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value.

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

The original fresh-start adjustment (“discount”) to the Senior Notes partially amortizes to interest expense over the term of the notes, utilizing the effective interest method. The effective rate represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). Discount amortization is adjusted as principal payments are made. In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original contractual interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in fresh-start reporting are considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

THE FINOVA GROUP INC.

In 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addressed consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

Virtually all of FINOVA’s impaired loans to entities with marginal or negative equity were the result of operating losses which were not envisioned at the time of the original design and structure of the loans (i.e., actual losses incurred subsequent to the origination of each of the loans have exceeded expected losses at the time of loan origination). FINOVA has restructured debt in accordance with the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which is accounted for in accordance with that statement and is not subject to the provisions of FIN 46.

FINOVA has from time to time, for economic or legal reasons related to its borrowers’ financial difficulties, granted concessions to borrowers that it would not otherwise consider. Those concessions either stemmed from an agreement between FINOVA and its borrowers or were imposed by law or a court. For example, FINOVA has restructured the terms of debt to alleviate the burden of the borrowers’ near-term cash requirements and many troubled debt restructurings involved modifying terms to reduce or defer cash payments required of the borrowers in the near future to help the borrowers’ attempts to improve their financial condition and eventually be able to pay FINOVA. In other instances, FINOVA has accepted cash, other assets, or an equity interest in the borrowers in satisfaction of the debt though the value received was less than the amount of the debt, because FINOVA concluded that step would maximize recovery of its investment.

Additionally, FINOVA holds variable interests in qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, variable interests are excluded from consolidation as long as the Company continues to meet the qualifying special-purpose entity conditions of SFAS No. 140, which it currently does. See Note E “Receivable Sales” for a further discussion of FINOVA’s retained subordinated interests in transferred receivables including FINOVA’s rights and obligations.

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

Partnerships and nonmarketable equity securities are accounted for using either the cost or equity method depending on the Company’s level of ownership in the security. Under the equity method, the Company recognizes its share of income or loss of the security in the period in which it is earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which, if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment, and actual outcomes may differ from the estimates.

Nonaccruing Assets. Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as nonaccruing even though the borrower is current on principal and interest payments. In certain instances, accounts may be returned to accruing status if sustained performance is demonstrated. Changes in borrower performance assumptions or estimates could result in a material change in nonaccruing account classification and income recognition.

Receivable Sales. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when the Company sold receivables, it may have retained subordinated interests in the transferred receivables. These receivable transfers were accounted for as sales when legal and effective control of the transferred receivables were surrendered. The carrying amount of the financial assets involved was allocated between the receivables sold and the retained interests based on their

THE FINOVA GROUP INC.

relative fair value at the date of transfer and was used to determine gain or loss on sale. Active markets with quoted prices for retained interests generally do not exist, therefore, the Company estimates fair value based on the present value of future estimated cash flows and other key assumptions, such as net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

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

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. This reserve is not established for other financial assets, as those asset classes are subject to other accounting rules. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate. Impairment reserves are created if the carrying amount of an asset exceeds the present value of its estimated recovery. Impairment reserves are measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Establishing reserves includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectible increase the reserve for credit losses.

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

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and sustained performance is demonstrated or when in the opinion of management, recovery of interest and principal becomes probable.

Troubled Debt Restructuring. In accordance with SFAS No. 15, a restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Virtually all of the Company’s restructurings of financing arrangements are considered to be troubled debt restructurings in accordance with SFAS No. 15.

THE FINOVA GROUP INC.

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $467.0 million and $737.7 million at December 31, 2004 and 2003, respectively.

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

Derivative Financial Instruments. The Company does not currently have any material derivative financial instruments. Historically, the Company used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities.

Earnings Per Share. Basic and diluted earnings per share are the same since the Company has no dilutive contracts or agreements outstanding. Earnings per share are computed by dividing income available to common stockholders by the weighted average amount of common stock outstanding for the period.

Foreign Currency. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 “Foreign Currency Translation.” The year-end exchange rates are used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of stockholders’ equity or through operations, if realized.

Furniture, Equipment and Leasehold Improvements. The Company’s general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment, and adjustments, if any, are charged to current operations.

Impermissible Restricted Payments. The Indenture defines impermissible restricted payments as dividends or distributions to and/or repurchases of stock from common stockholders that, if made, would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Impermissible restricted payments are required to be retained by the Company until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations.

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

Compensation and Benefit Policies

Pension and Other Benefits. A trusteed, noncontributory pension plan covers substantially all FINOVA employees. Benefits are based primarily on final average salary and years of service. The Company’s funding policy provides that payments to the pension trust shall be at least the minimum annual contribution required by applicable regulations. The Company terminated the pension plan effective December 31, 2004. No pension benefits will accrue beyond December 31, 2004, and participant benefits under the plan fully vested and are non-forfeitable as of that date.

Other postretirement benefit costs were previously recorded during the period the employees provided service to FINOVA. Postretirement obligations were funded as benefits were paid. FINOVA terminated its postretirement benefit plan on December 31, 2003.

THE FINOVA GROUP INC.

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

New Accounting Standards. In 2004, FASB issued Emerging Issues Task Force (“EITF”) Issues No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which became effective for reporting periods beginning after June 15, 2004. During 2004, FINOVA adopted the provisions of EITF 03-1 and the impact was not material to the Company’s financial position or results of operations. A portion of the requirements of EITF 03-1 was deferred by FASB until 2005, and when made effective will not have a material impact to the Company’s financial position or results of operations.

C.	Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts and direct financing leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. The following discussion provides a breakdown of the Company’s investment activities. As of December 31, 2004 and 2003, the carrying amount of total financial assets (before reserves) was $705.9 million and $1.8 billion, respectively.

During 2004, the Company completed multiple transactions to sell most of the Company’s real estate leveraged lease portfolio for net proceeds of $132.5 million, resulting in a net gain from the sales of $9.0 million.

In June 2004, FINOVA completed the sale of a portion of its timeshare resort portfolio for $133.3 million of net cash proceeds, which were approximately $22 million in excess of FINOVA’s carrying amount.

Throughout 2004, FINOVA collected in the ordinary course of business in excess of $300 million of prepayments from the real estate portfolio.

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

In addition to these events, the Company experienced substantial runoff in the form of scheduled amortization, prepayments and individual asset sales.

Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amount of the Company’s total financial assets to record them at their reorganization value. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the adjustment was originally scheduled to accrete into income over the life of the underlying transactions, while the remaining portion of the adjustment was reflected as a permanent write down to other financial assets. As of December 31, 2004 and 2003, the unamortized amount totaled $60.6 million and $130.6 million, respectively, of which the Company suspended the accretion of $32.4 million and $76.9 million, respectively, due to the underlying assets being classified as nonaccruing.

THE FINOVA GROUP INC.

Diversification of Credit Risk

The following table presents the composition of FINOVA’s total financial assets (before reserves) at December 31:

	2004		2003

Transportation	$294,050	41.7%	$448,791	24.9%
Real estate	156,056	22.1%	857,032	47.4%
All other portfolios	255,829	36.2%	500,161	27.7%

	$705,935	100.0%	$1,805,984	100.0%

As indicated in the table above, since FINOVA’s total financial assets are concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates. At December 31, 2004, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $321.7 million and represented 45.6% of total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2003 of $510.0 million, which represented 28.2% of total financial assets (before reserves). The top 10 exposures for 2004 are concentrated in five transportation accounts, while the top 10 exposures in 2003 were predominately real estate assets. As of the date of this report, four of the top 10 exposures at December 31, 2004 prepaid or have notified the Company of their intent to potentially prepay their obligation during the first half of 2005.

At December 31, the Company’s transportation portfolio consisted of the following aircraft:

2004

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	21
Boeing 727	11	4	7	25
Boeing 737	25	25		20
Boeing 747	5	3	2	23
Boeing 757	7	7		11
McDonnell Douglas DC 8 and DC 9	7	4	3	34
McDonnell Douglas DC 10	12	3	9	27
McDonnell Douglas MD series	27	27		19
Regional jets, corporate aircraft and turbo props	32	32		12

Total	130	105	25	19

2003

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	20
Boeing 727	30	5	25	26
Boeing 737	26	26		19
Boeing 747	12	5	7	21
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	28	28		18
Regional jets, corporate aircraft and turbo props	41	41		12

Total	197	141	56	21

THE FINOVA GROUP INC.

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all aircraft due to the significant level of defaults and returned aircraft.

At December 31, 2004, 50 aircraft with a carrying value of $156.3 million were operated by U.S. domiciled carriers and 61 aircraft with a carrying value of $108.9 million were operated by foreign carriers. Additionally, 19 aircraft with a carrying value of $14.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 5 aircraft which were identified for potential dismantling or sale at scrap values.

At December 31, 2003, 66 aircraft with a carrying value of $240.8 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $167.0 million were operated by foreign carriers. Additionally, 62 aircraft with a carrying value of $25.6 million were off- lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which were identified for potential dismantling or sale at scrap values.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. Additionally, FINOVA has been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance reinvestment into those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 has altered the Company’s course of action to maximize value. As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, the number of aircraft being identified for potential dismantling or sale at scrap values has declined. This trend is expected to continue as long as it economically makes sense to reinvest in certain types of aircraft.

The following table details the composition of aircraft identified for potential dismantling or sale at scrap values during the years ended December 31:

Aircraft Type	Aircraft at Dec. 31, 2003	Additions	Aircraft Dismantled	Aircraft Sold at Scrap Values	Aircraft at Dec. 31, 2004

Airbus 300		1			1
Boeing 727	1	9		(8)	2
Boeing 747		3		(3)
McDonnell Douglas DC 8 and DC 9	9	10	(13)	(6)
McDonnell Douglas MD Series		2			2

Total	10	25	(13)	(17)	5

Aircraft Type	Aircraft at Dec. 31, 2002	Additions	Aircraft Dismantled	Aircraft Sold at Scrap Values	Aircraft at Dec. 31, 2003

Boeing 727	1	2	(2)		1
McDonnell Douglas DC 8 and DC 9		10	(1)		9
McDonnell Douglas DC 10	1	1	(2)

Total	2	13	(5)		10

In early 2004, the Company reassessed the likelihood of off-lease assets being re-leased, and identified 25 aircraft for potential dismantling or sale at scrap values, rather than continue to incur significant storage, maintenance and other costs to potentially return those aircraft to service. These 25 aircraft are in addition to 10 aircraft that were in the process of being dismantled at December 31, 2003. As of December 31, 2004, the Company had sold at scrap values or completely dismantled 30 of these aircraft, resulting in 5 aircraft, which have been identified for potential dismantling or sale at scrap values.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $14.7 million and $15.4 million at December 31, 2004 and 2003, respectively.

THE FINOVA GROUP INC.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its real estate portfolio. At December 31, the carrying amount of the real estate portfolio by industry was as follows:

	2004		2003

Hospitality	$115,663	74.1%	$224,965	26.2%
Resort and timeshare	35,189	22.6%	526,238	61.4%
Office	5,204	3.3%	72,512	8.5%
Other			33,317	3.9%

Total	$156,056	100.0%	$857,032	100.0%

The decline in the real estate portfolio was primarily due to asset sales and a significant level of prepayments during 2004.

Financing Assets

Loans and other financing contracts at December 31, consisted of the following:

	2004	2003

Receivables	$506,088	$1,505,079
Accrued interest	50,050	98,899
Unearned and suspended income	(139,443)	(294,373)

Total loans and other financing contracts, net	$416,695	$1,309,605

FINOVA has a number of loans with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans with floating interest rates was $207.6 million and $807.4 million at December 31, 2004 and 2003, respectively.

Interest earned from financial transactions with floating interest rates, excluding the recognition of previously suspended income and fresh-start accretion, was approximately $18.2 million, $64.8 million and $110.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, the decline in accrued interest did not keep pace with the decline in receivables. As the portfolio shrinks, nonaccruing accounts become a higher percentage of outstanding loans and many of these delinquent accounts have not been paying for some time, resulting in an increasing concentration of accrued interest within these accounts. The accrued interest is offset by a corresponding increase of suspended income, resulting in no net impact to the carrying amount of loans, but an increase in the delinquency aging of those accounts.

At December 31, 2004, FINOVA had unfunded customer commitments of approximately $11.5 million compared to $73.8 million at December 31, 2003. The decline was primarily due to the elimination of outstanding commitments associated with asset sales and the termination and/or expiration of outstanding committed lines of credit. A significant portion of the decline was due to the sale and prepayment of the Company’s real estate portfolio. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications, and waivers. As of December 31, 2004, the Company’s unfunded commitments included only a few existing accounts, with the majority of the commitment related to one real estate customer.

THE FINOVA GROUP INC.

Direct financing leases at December 31, consisted of the following:

	2004	2003

Rental receivables	$179,229	$261,946
Estimated residual values	49,273	71,695
Unearned and suspended income	(95,507)	(141,536)

Total direct financing leases	$132,995	$192,105

Future minimum lease payments for each of the next five years are $21.5 million, $17.0 million, $14.3 million, $12.8 million and $12.6 million.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded as a gain or loss on financial assets. The following table presents the balances and changes in assets held for sale.

Balance, December 31, 2002	$393,125
Net assets reclassified to held for sale	48,157
Markdown to estimated sales price	(42,874)
Runoff (amortization and prepayments), net of fundings	(42,476)
Sale of assets	(217,708)

Balance, December 31, 2003	138,224
Prepayment of non-recourse debt associated with leveraged leases	57,951
Net assets reclassified to held for sale	1,000
Markdown to estimated sales price	(12,309)
Runoff (amortization and prepayments)	(16,962)
Sale of assets	(125,406)

Balance, December 31, 2004	$42,498

At December 31, 2004, assets held for sale consisted of $3.1 million of repossessed assets and the Company’s remaining leveraged lease portfolio ($39.4 million) of real estate and transportation transactions, while the composition at December 31, 2003, consisted of repossessed assets ($14.0 million) and real estate and transportation leveraged leases ($124.2 million).

During 2004, repossessed and other owned assets with a carrying amount of $6.6 million were sold for net gains of $5.0 million, while in 2003, $27.2 million of repossessed assets were sold, resulting in net gains of $6.9 million. During 2004 and 2003, assets with a carrying amount of $1.0 million and $5.0 million, respectively, were classified as held for sale in conjunction with the Company’s foreclosure and repossession of collateral underlying various loan transactions. The Company’s intent is to stabilize and sell these assets. During 2004 and 2003, repossessed assets were marked down $2.4 million and $5.6 million, respectively, to value the assets at their estimated net selling price.

As of December 31, 2003, the Company’s entire leveraged lease portfolio had been classified as assets held for sale and as of that date, the Company no longer accounted for any of the assets as leveraged leases. The accounting rules for assets held for sale requires the Company to revalue the assets quarterly to the lower of cost or market, less anticipated selling expenses. The Company’s valuations are based on a combination of discounting estimated future cash flows at appropriate risk adjusted market rates to determine net present values and in other instances market values are determined based on information obtained from third party brokers and independent appraisals. As a result of the quarterly valuations, the Company recognized during 2004 and 2003, net markdowns on the total portfolio of $9.9 million and $36.4 million, respectively. Additionally, during 2004 and 2003, the Company completed the sale of numerous leveraged leases with carrying amounts of $118.8 million and $1.7 million, respectively. The carrying amount sold during 2004 reflects an increase over amounts reported as of December 31, 2003, due to a $58.0 million prepayment of non-recourse debt associated with three leveraged lease properties. The remaining leveraged lease portfolio ($39.4 million) is comprised of two real estate and eight transportation transactions.

In 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a $4.4 million gain. The Company had designated $223.9 million (carrying amount) of rediscount loans as held for sale in the fourth quarter of 2002 based on a proposed sale transaction. The reduced

THE FINOVA GROUP INC.

carrying amount of the sale was due to $9.8 million of assets in the original proposal ultimately being excluded from the final transaction coupled with $25.3 million of amortization and prepayments from the date of designation to closure of the sale. The assets excluded from the sale were reclassified from held for sale to loans.

In the first quarter of 2003, the remaining corporate finance assets with a carrying amount of $46.7 million were reclassified from assets held for sale to loans.

Operating leases at December 31, consisted of the following:

	2004	2003

Cost of assets	$97,757	$124,131
Accumulated depreciation	(28,447)	(21,750)

Total operating leases	$69,310	$102,381

Future minimum rentals on noncancelable operating leases are $105.8 million in the aggregate and for each of the next five years are $39.5 million, $25.4 million, $18.1 million, $10.1 million and $5.2 million.

Investments at December 31, consisted of the following:

	2004	2003

Partnerships and nonmarketable equity securities	$742	$2,223

Available for sale:
Marketable equity securities	2,091	6,981
Debt securities	1,476	1,445

Total available for sale	3,567	8,426

Held to maturity debt securities	3,327	3,517
Trading debt securities	21,946	24,026

Total investments	$29,582	$38,192

Debt and marketable equity securities that are being held for an indefinite period of time are classified as available for sale and are carried at fair value using the specific identification method, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.

The Company had a net unrealized holding gain of $1.2 million at December 31, 2004, as compared to a $3.4 million net unrealized holding gain at December 31, 2003. The decline in unrealized holding gains was primarily due to asset sales, partially offset by an increase in market values for several securities. The net unrealized holding gains at December 31, 2004 and 2003 included aggregate unrealized losses of $0.4 million and $2.2 million, respectively. The unrealized losses have substantially all been in a continuous loss position for less than 12 months. The amounts were not shown net of deferred taxes for 2004 and 2003 due to the Company’s current tax position, which includes substantial net operating loss carryforwards.

Held to maturity investments are certificates of deposit with maturities of less than one year and approximate fair value.

Investments classified as trading in 2004 and 2003 were comprised exclusively of assets held in two grantor trusts to secure the Company’s severance and bonus obligations to remaining employees. The assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets. The Company’s investments in trading securities were marked to market on a quarterly basis through current operations.

Net gains of $7.8 million, $37.2 million and $19.6 million were recognized on sales of investments for the years ended December 31, 2004, 2003 and 2002, respectively. As the portfolio of investments is liquidated the opportunity for significant gains becomes considerably more difficult and is not anticipated.

THE FINOVA GROUP INC.

Assets held for the production of income at December 31, consisted of the following types of assets:

	2004	2003

Aircraft, parts and rail	$14,855	$25,467
Equipment		10

Total assets held for the production of income	$14,855	$25,477

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

D.	Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Year Ended December 31,
	2004	2003

Balance, beginning of year	$274,828	$540,268
Reversal of provision for credit losses	(148,527)	(238,786)
Write-offs	(62,215)	(136,268)
Recoveries	37,184	109,581
Other		33

Balance, end of year	$101,270	$274,828

For the years ended December 31, 2004 and 2003, the Company recorded a reversal of provision for credit losses of $148.5 million and $238.8 million, respectively, to reduce its reserve for credit losses. The reserve reductions were primarily due to recoveries of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. Partially offsetting these reserve reductions were new impairment reserves established on specific accounts. The reversal of provision in 2003 included $43.9 million directly related to the final settlement of substantially all amounts owed from the Company’s largest borrower.

A summary of the reserve for credit losses by impaired and other assets at December 31, was as follows:

	2004	2003

Reserves on impaired assets	$96,245	$239,975
Other reserves	5,025	34,853

Reserve for credit losses	$101,270	$274,828

FINOVA’s reserve for credit losses decreased to $101.3 million at December 31, 2004 from $274.8 million at December 31, 2003. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. The Company has established impairment reserves of $96.2 million related to $169.2 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased primarily due to write-offs ($62.2 million and $136.3 million for the years ended December 31, 2004 and 2003, respectively), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on certain existing impaired assets.

THE FINOVA GROUP INC.

Other reserves related to estimated inherent losses on unimpaired assets decreased to $5.0 million at December 31, 2004 from $34.9 million at December 31, 2003, as a result of prepayments and collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

An analysis of nonaccruing assets included in total financial assets at December 31, was as follows:

	2004	2003

Contracts	$256,313	$579,252
Repossessed assets	3,052	14,049

Total nonaccruing assets	$259,365	$593,301

Nonaccruing assets as a percentage of total financial assets (before reserves)	36.7%	32.9%

Accounts classified as nonaccruing were $259.4 million or 36.7% of total financial assets (before reserves) at December 31, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $209.5 million and write-offs and net valuation markdowns of $61.0 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

The Company continues to be concerned regarding its ability to fully collect principal and interest on certain nonaccruing assets that have significant balloon payments or residual values due to FINOVA at maturity because those customers may not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its own capital resources and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Had all nonaccruing assets outstanding at December 31, 2004, 2003 and 2002 remained accruing at their contractual rates, interest and rental income would have increased by approximately $31.4 million, $84.4 million and $158.3 million, respectively.

Accruing impaired assets decreased to $202.4 million at December 31, 2004 from $220.7 million at December 31, 2003. The decrease was primarily attributable to multiple payoffs and to a lesser extent due to certain accounts that migrated to nonaccruing status and the classification of newly repossessed aircraft as off-lease assets, which are not included in impaired assets. Partially offsetting these decreases were the return of a number of specific accounts to impaired accruing status following demonstration of sustained performance.

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

At December 31, 2004 and 2003, the outstanding balance of the sold receivables totaled $15.3 million and $23.5 million, respectively. The retained interest had no estimated fair value as of December 31, 2004 and 2003.

Investors are paid a floating interest rate, while the pool of sold receivables contains fixed rate transactions. This interest rate risk was mitigated by a conversion agreement issued in connection with the securitization. The conversion agreement was terminated in early 2004 and FINOVA paid $3.3 million in settlement of its obligation under the agreement, pursuant to its guarantee. At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to the guarantee. FINOVA transferred servicing of these assets to a third party during the first quarter of 2004.

THE FINOVA GROUP INC.

Franchise Securitization. In 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. Recourse is limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2004 and 2003, the outstanding balance of the sold loans totaled $56.3 million and $62.9 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2004 and 2003, the Company continued to service these assets and held a subordinated retained interest valued at $1.5 million and $1.4 million, respectively. The value of the retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

F.	Debt

As of December 31, the Company’s total debt outstanding was as follows:

	2004	2003

Berkadia Loan	$—	$525,000
Senior debt:
Principal	2,166,603	2,967,949
Fresh-start discount	(579,646)	(629,158)

Senior Notes, net	1,586,957	2,338,791

Total debt	$1,586,957	$2,863,791

Upon emergence from bankruptcy in 2001, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital (“Berkadia Loan”) on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of Senior Notes to restructure the Company’s pre-emergence indebtedness.

Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

The terms of the Indenture governing the Senior Notes prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Generally speaking, cash reserves typically equal anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. The Company has the discretion to and has from time to time adjusted its cash reserve methodology.

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The Berkadia Loan bore interest, payable monthly, at the Eurodollar Rate, as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia, plus 2.25%. During 2004 and 2003, prepayments to Berkadia totaled $525 million and $1.65 billion, respectively.

During the second quarter of 2004, in accordance with the terms of the Indenture, the Company began using excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. During the year ended December 31, 2004, the Company made $801.3 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $2.2 billion. FINOVA announced three additional prepayments totaling $296.8 million that were made in the first quarter of 2005. Following these prepayments, cumulative prepayments through the first quarter of 2005 totaled $1.1 billion or 37% of the $3.0 billion principal amount outstanding as of December 31, 2003.

THE FINOVA GROUP INC.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. The Indenture has no financial covenants, except for the requirement to use available cash as discussed above.

FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a first priority lien on the assets of FINOVA Capital. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes.

The Senior Notes are reflected in the balance sheet at December 31, 2004 and 2003, net of an unamortized discount of $579.6 million and $629.1 million, respectively. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. For the years ended December 31, 2004 and 2003, the Company recorded amortization of $49.5 million and $35.5 million, respectively (not including amounts offset against gains generated from the repurchases discussed below). Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made. The Company’s obligation is to pay the full remaining $2.2 billion principal amount of the Senior Notes at maturity in 2009.

FINOVA believes principal prepayments will not continue at the same pace. The Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company retained a total of $57.8 million as of the first quarter of 2005. Retained amounts are segregated and reflected as restricted cash on the balance sheet.

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will then be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by the Company), and five percent (5%) of any remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. Contingent interest payments will terminate in 2016. FINOVA’s obligation to make the contingent interest payments is not secured.

In August 2002, in accordance with the Company’s debt agreements, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Upon repayment in full of the Berkadia Loan, Berkadia ceased to have the right to receive any Net Interest Savings accruing after that repayment. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of FINOVA’s Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia. During 2004 and 2003, payments to Berkadia for 50% of the Net Interest Savings from the repurchases totaled $2.0 million and $6.4 million, respectively. During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes.

THE FINOVA GROUP INC.

The Indenture permits FINOVA to use up to $150 million each year to repurchase Senior Notes. There can be no assurance that the Company will repurchase any additional Senor Notes or that additional Senior Notes will become available at acceptable prices.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, pay the 5% distribution to common stockholders, or to make any contingent interest payments. The Company has a negative net worth of $534.7 million as of December 31, 2004 ($1.1 billion if the Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

G.	Derivative Financial Instruments

At December 31, 2004, the Company did not have any significant derivative financial instruments, while at December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company’s commercial equipment securitization. The conversion agreement was terminated in early 2004 and FINOVA paid $3.3 million in settlement of its obligation under agreement, pursuant to its guarantee.

H.	Pension and Other Benefits

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. The Company terminated the pension plan effective December 31, 2004. No pension benefits will accrue beyond December 31, 2004 and participant benefits under the plan fully vested and became non-forfeitable as of that date.

As of December 31, 2003, the Company terminated its postretirement health benefit plan, resulting in a $1.3 million reversal of the remaining liability and elimination of the plan in its entirety.

Obligations and Funded Status of the Pension Plan

At December 31,	2004	2003

Change in Projected Benefit Obligations:
Projected benefit obligation, beginning of year	$42,050	$38,595
Service cost	725	1,099
Interest cost	2,469	2,378
Actuarial loss	7,855	1,666
Benefits paid	(1,578)	(1,688)
Curtailment gain (1)	(5,006)

Projected benefit obligation, end of year (1)	46,515	42,050

Change in Plan Assets:
Fair value of plan assets, beginning of year	39,943	36,278
Actual return on plan assets (2)	537	353
Employer contributions (3)	3,000	5,000
Benefits paid	(1,578)	(1,688)

Fair value of plan assets, end of year	41,902	39,943

Funded status	(4,613)	(2,107)
Unrecognized net actuarial loss	16,494	13,088

Net amount recognized	$11,881	$10,981

THE FINOVA GROUP INC.

(1)	The Company’s projected benefit obligation for 2003 represents the actuarial present value of benefits taking into account assumptions regarding future salary increases. At December 31, 2004 and 2003, the accumulated benefit obligations, which were based on current and past compensation levels, totaled $46.5 million and $39.8 million, respectively. The unrecognized curtailment gain eliminates the effects of future salary increases from the projected benefit obligation due to the plan termination.

(2)	To reduce the volatility of invested plan assets, the Company transferred all plan assets to lower yielding, lower risk investments during 2002. See Pension Plan Assets below for a discussion of the Company’s investment strategy.

(3)	During 2004 and 2003, the Company funded discretionary contributions of $3.0 million and $5.0 million, respectively, to improve the plan’s funded status. The Company had no required minimum contribution in 2004 and 2003. The Company made an additional contribution in the first quarter of 2005 of $10.0 million to help close the funding deficiency and will make a final contribution, if necessary, in 2005 to fully fund the plan once the final costs of terminating the plan are determined.

Amounts Recognized in the Consolidated Balance Sheet at December 31:

	2004		2003

Prepaid benefit cost	$		$10,981
Accrued benefit liability		(4,613)
Accumulated other comprehensive loss		16,494

Net amount recognized		$11,881	$10,981

Additional information at December 31:

	2004	2003

Increase in minimum liability included in other comprehensive loss	$16,494	$—

Weighted Average Assumptions Used to Determine Projected Benefit Obligations at December 31:

	2004	2003

Discount rate	5.125%	6.00%
Rate of increase in future compensation levels	2.50%	2.50%

Pension Plan Assets

The Company’s pension plan assets at December 31, 2004 and 2003 were held entirely in a low yielding, low risk short-term investment grade money market fund containing a diversified blend of investment grade commercial paper, certificates of deposit and other low risk short-term investments.

The Company’s pension investment committee, after consultation with the Board of Directors, selected a short-term investment grade money market fund due to the unknown duration of the plan at the time and a primary goal of principal preservation. Longer term investments focusing on growth with a potential for principal exposure were not deemed appropriate upon evaluation of the duration of the plan, economic conditions and the Company’s financial circumstances.

Cash Flows

Estimated Future Benefit Payments

The Company expects to pay benefits payments totaling $55.0 million in 2005 and will make no subsequent payments as a result of the plan termination.

Contributions

The Board of Directors approved discretionary contributions, which are expected to be sufficient to fully fund and enable the plan to pay all of its obligations to each participant. The Company had no minimum funding requirement for its pension plan in 2004 and 2003. The

THE FINOVA GROUP INC.

Company made discretionary contributions of $3.0 million and $5.0 million in 2004 and 2003, respectively, to improve the funded status of the plan. The Company made an additional contribution in the first quarter of 2005 of $10.0 million to help close the funding deficiency and will make a final contribution, if necessary, in 2005 to fully fund the plan once the final costs of terminating the plan are determined.

Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2004	2003	2002

Pension benefits:
Service cost	$725	$1,099	$1,520
Interest cost	2,469	2,378	2,286
Expected return on plan assets	(1,331)	(2,496)	(2,278)
Recognized net actuarial loss	237	42	13

Total benefit cost	$2,100	$1,023	$1,541

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at December 31:

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Expected long term rate of return on plan assets	3.00%	3.00%	6.00%
Rate of increase in future compensation levels	2.50%	2.75%	3.25%

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

I.	Income Taxes

The consolidated income tax expense consisted of the following for the periods ended:

	Year Ended December 31,
	2004	2003	2002

Current:
United States – State	$(144)	$(390)	$506
Foreign	28	226	549

	(116)	(164)	1,055

Deferred:
United States – State	144	390	(506)
Foreign	(28)	(226)	(605)

	116	164	(1,111)

Income tax expense	$—	$—	$(56)

During 2004, 2003 and 2002, FINOVA received net income tax refunds of $2.6 million, $41.7 million and $39.5 million, respectively.

THE FINOVA GROUP INC.

The federal statutory income tax rate applied to income before taxes is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes	(1.1)	(2.3)	(3.9)
Foreign tax effects	4.7	0.4	(1.0)
Valuation allowance	41.5	30.0	28.1
Municipal and ESOP income			0.6
Original issue discount	(10.2)	7.0	11.2
Other	0.1	(0.1)	(0.1)

Expense for income taxes	—%	—%	(0.1)%

The significant components of deferred tax liabilities and deferred tax assets at December 31, consisted of the following:

	2004	2003

Deferred tax liabilities:
Deferred income from leveraged leases	$119,373	$270,206
Basis difference in debt	42,617
Deferred income from lease financing		562
Other		2,211

Gross deferred tax liability	161,990	272,979

Deferred tax assets:
Deferred expenses/losses from lease financing	44,058
Reserve for credit losses	88,692	159,238
Goodwill	5,620	6,498
Alternative minimum tax	5,283	5,283
Net operating loss carryforward	425,557	351,700
Basis difference in loans and investments	46,888	119,268
Basis difference in debt		30,268
Basis difference in owned assets	59,058	112,061
Accrued expenses	3,184	10,301
Other	4,207	2,040

Gross deferred tax asset	682,547	796,657
Valuation allowance	(523,299)	(527,728)

Net deferred tax asset	159,248	268,929

Net deferred tax liability	$2,742	$4,050

The effective income tax rates for the years ended December 31, 2004, 2003 and 2002, were 0.0%, 0.0% and 0.1%, respectively. The low rates were due to the expectation that the Company would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2004 and 2003, the valuation allowance decreased by $4.4 million and $69.1 million, respectively, primarily due to the utilization of deferred tax assets. The reasons the Company may not be able to utilize all the deferred tax assets include a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

Based on available data, management has concluded that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company’s ability to utilize net operating loss (“NOL”) carryforwards and built in losses following the ownership change. However, pursuant to the “Section 382(I)(5) bankruptcy exception,” provided the Company’s reorganization resulted in ownership of 50% or more of the Company’s stock by qualifying creditors and pre-change stockholders, the general limitations imposed by Section 382 will not apply. As of December 31, 2004 and 2003, the Company had federal NOL carryforwards of $1.1 billion and $851.6 million, respectively, none of which expire prior to 2009.

THE FINOVA GROUP INC.

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

J.	Stockholders’ Equity

In August 2001, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA’s outstanding shares after giving effect to implementation of the Plan. At December 31, 2004, 2003 and 2002, FINOVA had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. The Company has 400,000,000 shares of common stock authorized.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2004. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

K.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability Adjustment		Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2002	$		$(2,919)	$6,999	$4,080
Change during 2002			2,786	(10,743)	(7,957)

Balance, December 31, 2002			(133)	(3,744)	(3,877)
Change during 2003			(313)	7,179	6,866

Balance, December 31, 2003			(446)	3,435	2,989
Change during 2004		(16,494)	(113)	(2,220)	(18,827)

Balance, December 31, 2004		$(16,494)	$(559)	$1,215	$(15,838)

The balances were not tax affected in 2004, 2003 and 2002 due to the Company’s current tax position, which includes substantial net operating loss carryforwards (see Note I “Income Taxes”).

THE FINOVA GROUP INC.

L.	General and Administrative Expenses

The following represents a summary of the major components of general and administrative expenses for the periods ended:

	Year Ended December 31,
	2004	%	2003	%	2002	%

Salaries and employee benefits	$30,948	68.8%	$31,914	45.2%	$60,912	56.2%
Other operating expenses	5,279	11.7%	5,413	7.6%	16,935	15.6%
Professional services	4,184	9.3%	24,597	34.8%	17,600	16.2%
Occupancy expenses	2,397	5.3%	4,921	7.0%	6,728	6.2%
Depreciation and amortization	1,298	2.9%	2,784	3.9%	3,621	3.4%
Travel costs	889	2.0%	1,044	1.5%	2,611	2.4%

Total general and administrative expenses	$44,995	100.0%	$70,673	100.0%	$108,407	100.0%

M.	Operating Leases

The Company leases various office properties under operating lease contracts expiring through 2011. As discussed in Note N “Costs Associated with Exit or Disposal Activities,” FINOVA has multiple office leases that it has ceased using or terminated. The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of the lease. As of December 31, 2004 and 2003, the Company had a liability for terminated leases and office space it has ceased using totaling $2.6 million and $4.9 million, respectively, which is net of sublease rentals, where applicable.

The table below details total minimum future rental payments under operating leases still in place as of December 31, 2004:

2005	$3,927
2006	1,916
2007	1,242
2008	1,242
2009	1,242
Thereafter	2,029

Total minimum future rental payments	$11,598

Total minimum future rental payments have not been reduced by $4.8 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals was $2.4 million, $4.9 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease rentals were $0.9 million for the year ended December 31, 2002. Rent expense for the years ended December 31, 2004 and 2003 does not include rent payments and sublease rentals netted against a liability established in accordance with the provisions of SFAS No. 146, for future rentals (net of anticipated sublease rentals) on office space the Company is no longer using.

N.	Costs Associated with Exit or Disposal Activities

As a result of the sale of assets, the reduction in workforce and the overall contraction of the Company, FINOVA is currently incurring one-time termination benefits, including severance costs and contract termination costs.

THE FINOVA GROUP INC.

Severance Costs

Employees are entitled to severance benefits under certain circumstances. In accordance with SFAS No. 146, the Company recognizes the liability for termination benefits ratably over the employee’s remaining service period. The liability is measured on the date the employee received notice based on the fair value of the liability as of the termination date, using a credit-adjusted risk-free rate.

	2004	2003

Balance, beginning of year	$3,415	$8,878
Payments	(4,064)	(5,990)
Net additions	4,901	527

Balance, end of year	$4,252	$3,415

As of December 31, 2004 and 2003, FINOVA’s severance liability covered approximately 40 and 52 individuals, respectively, at various levels throughout the Company, including staff and management. The liability is recorded in the accounts payable and accrued expenses line item of the balance sheet. In the first quarter of 2005, the Company communicated additional and accelerated staff reductions to its employees, which are designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. The Company had accrued for $2.1 million of these reductions as of December 31, 2004, and the remainder of the $6.4 million estimated termination benefits will be expensed during 2005 along with additional accruals related to individuals with termination dates subsequent to 2005.

Contract Termination Costs

In accordance with SFAS No. 146, a liability is recognized and measured at fair value for costs to terminate an operating lease or other contract upon termination and for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company, when the Company ceases using the right conveyed by the contract. As a result of the sale of assets and the reduction in the number of employees, FINOVA has multiple office leases that it has ceased using or terminated (rejected in bankruptcy). The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of certain leases, including its principal executive office in Scottsdale, Arizona, which had been rejected during bankruptcy.

	2004	2003

Balance, beginning of year	$4,926	$9,581
Payments	(2,353)	(6,487)
Net additions		1,832

Balance, end of year	$2,573	$4,926

As of December 31, 2004 and 2003, the Company had a total liability for terminated leases and office space it has ceased using of $2.6 million and $4.9 million, respectively, which is reflected in the accounts payable and accrued expenses line item of the balance sheet. The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals. The net decrease during 2004 and 2003 was due to the payment of scheduled lease rentals (net of sublease income) and termination costs, partially offset by accruals related to additional idle office space.

O.	Litigation and Claims

Legal Proceedings

FINOVA is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive, or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings, or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability from its legal proceedings should not materially affect FINOVA’s financial position, results of operations or cash flows. The following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

THE FINOVA GROUP INC.

If any legal proceedings result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2004. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

Thaxton had approximately 6,800 holders of its subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. Thaxton’s unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in the MDL Litigation and by the creditors committee, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

FINOVA was also recently sued by the trustee of the Thaxton Life Partners Inc. (“TLP”) bankruptcy proceedings, also pending in U.S. Bankruptcy court for the district of Delaware, case is 04-13005, for the return of a $4 million payment made by TLP to FINOVA. That complaint alleges the payment was a fraudulent transfer. FINOVA is investigating this complaint and intends to defend this matter in connection with its defense of the other Thaxton-related matters noted above.

THE FINOVA GROUP INC.

P.	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of FINOVA’s financial instruments for the years ended December 31, are as follows:

	2004			2003
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value

Balance Sheet - Financial Instruments:
Loans and other financing contracts	$416,695	(1)	$375,320	$1,309,605	(1)	$1,256,954
Berkadia Loan				525,000		525,000
Senior Notes	1,586,957		1,061,635	2,338,791		1,825,289

(1)	Carrying amount before reserves.

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

Berkadia Loan. The Company fully repaid the Berkadia Loan in February 2004. At December 31, 2003, the Company believed the fair value of the Berkadia Loan (private placement) was equal to its carrying value of $525.0 million. The Berkadia Loan had a first priority lien on substantially all of FINOVA’s assets, including substantially all of its subsidiaries, and as a result, was secured by $1.6 billion of collateral in excess of its loan balance at December 31, 2003.

Senior Notes. The Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2004 and 2003. At December 31, 2004, the fair value of the Senior Notes was $1.1 billion compared to their carrying amount of $1.6 billion. At December 31, 2003, the fair value of the Senior Notes was $1.8 billion compared to their carrying amount of $2.3 billion. The carrying amount of the Senior Notes was net of unamortized fresh-start discount of $579.6 million and $629.1 million at December 31, 2004 and 2003, respectively.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair values, the values presented have not been updated since December 31, 2004. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

THE FINOVA GROUP INC.

Q.	Related Party

In conjunction with its emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the Senior Notes were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

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

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company’s creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background
Ian M. Cumming	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.

Joseph S. Steinberg	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	Director of FINOVA. Former partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he practiced from 1981 to December 2004.

G. Robert Durham	Director of FINOVA since 1992 and Chairman in 2001. Director of MK Gold Company, a wholly-owned subsidiary of Leucadia.

Thomas F. Boland	Director of FINOVA originally designated by the Official Committee of Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004:
Total revenues	$74,118	$64,894	$36,124	$40,337
Interest margin	2,926	(6,983)	(30,198)	(17,709)
Total other revenues and (expenses)	43,148	21,973	53,268	65,588
Net income	46,074	14,990	23,070	47,879
Basic/diluted earnings per share	0.38	0.12	0.19	0.39

2003:
Total revenues	$80,711	$79,345	$90,911	$114,694
Interest margin	(11,157)	(8,708)	8,230	37,429
Total other revenues and (expenses)	23,911	80,922	66,951	58,535
Net income	12,754	72,214	75,181	95,964
Basic/diluted earnings per share	0.10	0.59	0.62	0.79