Form 10-Q
period 2005-03-31
FINOVA GROUP INC
filed 2005-05-09
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐    No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 2005, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Cash and cash equivalents	$276,922	$480,485
Restricted cash - impermissible restricted payments	57,797	42,176
Financing Assets:
Loans and other financing contracts, net	339,464	416,695
Direct financing leases	99,861	132,995

Total financing assets	439,325	549,690
Reserve for credit losses	(81,472)	(101,270)

Net financing assets	357,853	448,420

Other Financial Assets:
Operating leases	69,033	69,310
Assets held for sale	34,925	42,498
Assets held for the production of income	31,528	14,855
Investments	27,920	29,582

Total other financial assets	163,406	156,245

Total Financial Assets	521,259	604,665
Other assets	27,650	6,799

	$883,628	$1,134,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.9 billion and $2.2 billion, respectively)	$1,300,925	$1,586,957
Interest payable	52,957	20,742
Accounts payable and accrued expenses	46,344	58,361
Deferred income taxes, net	2,427	2,742

Total Liabilities	1,402,653	1,668,802

Stockholders’ Equity
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(633,218)	(632,702)
Accumulated other comprehensive income (loss)	330	(15,838)
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(519,025)	(534,677)

	$883,628	$1,134,125

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Interest income	$10,138	$48,409
Rental income	3,913	5,775
Operating lease income	10,679	14,815
Fees and other income	3,572	5,119

Total Revenues	28,302	74,118
Interest expense	(47,907)	(66,203)
Operating lease and other depreciation	(2,469)	(4,989)

Interest Margin	(22,074)	2,926

Other Revenues and (Expenses):
Reversal of provision for credit losses	20,410	50,690
Net gain on financial assets	16,113	12,828
Portfolio expenses	(2,338)	(6,160)
General and administrative expenses	(12,627)	(14,210)

Total Other Revenues and (Expenses)	21,558	43,148

(Loss) income before income taxes	(516)	46,074
Income tax expense	—	—

Net (Loss) Income	$(516)	$46,074

Basic/diluted (loss) earnings per share	$(0.00)	$0.38

Weighted average shares outstanding	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net (loss) income	$(516)	$46,074
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Reversal of provision for credit losses	(20,410)	(50,690)
Net cash gain on disposal of financial assets	(14,283)	(11,703)
Net non-cash gain on financial assets	(1,830)	(1,125)
Depreciation and amortization	2,668	5,449
Deferred income taxes, net	(315)	(113)
Fresh-start accretion - assets	(636)	(7,440)
Fresh-start discount amortization - Senior Notes	10,763	9,029
Change in assets and liabilities:
Decrease in other assets	831	1,500
Decrease in accounts payable and accrued expenses	(16,182)	(19,701)
Increase in interest payable	32,215	53,262

Net Cash (Used) Provided by Operating Activities	(7,695)	24,542

Investing Activities:
Proceeds from disposals of leases and other owned assets	11,471	27,164
Proceeds from sales of investments	1,860	5,833
Proceeds from sales of loans and financing leases	1,895
Collections and prepayments from financial assets	99,920	129,753
Fundings under existing customer commitments	(3,671)	(25,764)
Deposit of impermissible restricted payments into restricted cash account	(15,621)
Recoveries of loans previously written off	5,073	17,048

Net Cash Provided by Investing Activities	100,927	154,034

Financing Activities:
Principal repayments of Berkadia Loan		(525,000)
Principal prepayments of Senior Notes	(296,795)

Net Cash Used by Financing Activities	(296,795)	(525,000)

Decrease in Cash and Cash Equivalents	(203,563)	(346,424)

Cash and Cash Equivalents, beginning of year	480,485	789,138

Cash and Cash Equivalents, end of period	$276,922	$442,714

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2004	$1,259	$108,256	$(764,715)	$2,989	$(536)	$(652,747)
Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	1,259	113,140	(632,702)	(15,838)	(536)	(534,677)

Comprehensive income:
Net loss			(516)			(516)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				(348)		(348)
Net change in foreign currency translation				22		22

Comprehensive income						15,652

Balance, March 31, 2005	$1,259	$113,140	$(633,218)	$330	$(536)	$(519,025)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Dollars in thousands in tables)

(Unaudited)

A.	Nature of Operations

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Capitalized terms not defined herein are used as defined in the Form 10-K.

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreement are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

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

Going Concern

As of March 31, 2005, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accountants have qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

For a listing of the Company’s significant accounting policies, see Note B Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for a full year.

C.	Total Financial Assets

Total financial assets represent the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of March 31, 2005 and December 31, 2004, the carrying amount of total financial assets (before reserves) was $602.7 million and $705.9 million, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at March 31, 2005:

	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Transportation	$		$94,010	$48,135	$21,698	$100,532	$264,375	43.9
Real estate		80,120	77	32,945	219		113,361	18.8
All other portfolios		21,411	48,283	121,125	6,227	27,949	224,995	37.3

Total financial assets		$101,531	$142,370	$202,205	$28,144	$128,481	$602,731	100.0
Reserve for credit losses							(81,472)

Total							$521,259

Since FINOVA’s total financial assets are concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. The Company has also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of those borrowers and their affiliates.

At March 31, 2005, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
Airbus 300	4		4	22
Boeing 727	11	4	7	26
Boeing 737	18	18		20
Boeing 747	2		2	24
Boeing 757	7	7		11
McDonnel Douglas DC8 and DC9	7	4	3	34
McDonnel Douglas DC10	12	3	9	27
McDonnel Douglas MD Series	25	25		19
Regional jets, corporate aircraft and turbo props	32	32		12

Total	118	93	25	19

At March 31, 2005, 48 aircraft with a carrying value of $140.9 million were operated by domestic carriers and 52 aircraft with a carrying value of $78.9 million were operated by foreign carriers. Additionally, 18 aircraft with a carrying value of $27.8 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 4 aircraft which have been identified for potential dismantling or sale at scrap values.

The Company’s transportation portfolio also includes aircraft parts, domestic railroad and other transportation equipment. The carrying value of this equipment was $16.8 million at March 31, 2005.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its real estate portfolio. At March 31, 2005, the carrying amount of the real estate portfolio by industry was as follows:

	Carrying Amount	%
Hospitality	$80,090	70.7%
Resort and timeshare	33,271	29.3%

Total	$113,361	100.0%

D.	Reserve For Credit Losses

The following table presents the balances and changes to the reserves for the credit losses:

	Three Months Ended March 31,
	2005	2004
Balance, beginning of year	$101,270	$274,828
Reversal of provision for credit losses	(20,410)	(50,690)
Write-offs	(4,461)	(21,675)
Recoveries	5,073	17,048

Balance, end of period	$81,472	$219,511

For the three months ended March 31, 2005, the Company recorded a $20.4 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and recoveries of amounts previously written off.

A summary of the reserve for credit losses by impaired and other assets was as follows:

	March 31, 2005	December 31, 2004
Reserves on impaired assets	$78,612	$96,245
Other reserves	2,860	5,025

Reserve for credit losses	$81,472	$101,270

At March 31, 2005, the total carrying amount of impaired loans and leases was $370.7 million, of which $142.4 million were revenue accruing. The Company has established impairment reserves of $78.6 million related to $147.9 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased as a result of prepayments, collections and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $230.3 million or 38.2% of total financial assets (before reserves) at March 31, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $18.4 million and write-offs and net valuation markdowns of $8.9 million. Also contributing to the decline was the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

The composition of nonaccruing assets included in total financial assets was as follows:

	March 31, 2005	December 31, 2004
Contracts	$228,285	$256,313
Reposessed assets	2,064	3,052

Total nonaccruing assets	$230,349	$259,365

Nonaccruing assets as a percentage of total financial assets (before reserves)	38.2%	36.7%

E.	Debt

A summary of the Company’s total debt outstanding was as follows:

	March 31, 2005	December 31, 2004
Senior Notes:
Principal	$1,869,808	$2,166,603
Fresh-start discount	(568,883)	(579,646)

Senior Notes, net	$1,300,925	$1,586,957

During the first quarter of 2005, the Company made $296.8 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.9 billion. In April 2005, FINOVA announced an additional $59.4 million prepayment that will be made during the second quarter of 2005. Following this prepayment, cumulative prepayments through the second quarter of 2005 will have totaled $1.2 billion or 39% of the face amount ($2.97 billion) of the Senior Notes.

In accordance with the terms of the Indenture, the Company is required to use any excess cash as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. The Company believes principal prepayments will not continue at the same pace, absent substantial sales of assets. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity.

At March 31, 2005, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $568.9 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $60.9 million by May 16, 2005. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe it is entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. A hearing on the motion will be held on June 10, 2005 before the Bankruptcy Court.

F.	Pension Plan

The Company sponsored a trusteed, noncontributory pension plan that covered substantially all of its employees. Benefits were based primarily on final average salary and years of service. The Company terminated the pension plan effective December 31, 2004, and has submitted proposed plan amendments implementing that termination to the Internal Revenue Service. No pension benefits will accrue beyond December 31, 2004, and participant benefits under the plan fully vested and became non-forfeitable as of that date.

Cash Flows

The Company had no minimum funding requirement for its pension plan in 2005 and 2004. The Board of Directors approved discretionary contributions, which are expected to be sufficient to fully fund and enable the plan to pay all of its obligations to each participant. The Company made discretionary contributions of $10.0 million during the first quarter of 2005 and $2.0 million in April 2005 to improve the funded status of the plan and will make a final contribution, if necessary, later in the year to fully fund the plan once the final costs of terminating the plan have been determined.

As a result of the $10.0 million discretionary contribution, the Company’s minimum pension liability was eliminated, and the Company recorded a $21.9 million prepaid pension asset (included within other assets on the balance sheet), which will ultimately be charged to operations along with termination costs following the final settlement and distribution of the trust’s assets to participants.

G.	Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$4,252	$2,573
Payments	(1,481)	(301)
Net additions	2,551

Balance, end of period	$5,322	$2,272

As of March 31, 2005, FINOVA had accrued a liability for termination benefits (including severance) of $5.3 million related to 94 individuals at various levels within the Company. During the three months ended March 31, 2005, the Company paid termination benefits of $1.5 million and recorded a net charge of $2.6 million to partially accrue for employees notified of their pending termination. In the first quarter of 2005, the Company communicated additional and accelerated staff reductions to its employees, which are designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. These staff reductions will result in a 30% reduction in the Company’s workforce by mid-year and an additional 15% of the workforce by year-end 2005.

As of March 31, 2005, the Company had a total liability for terminated leases and office space it has ceased using of $2.3 million. The decrease since December 31, 2004 was due to the payment of scheduled lease rentals (net of sublease income).

H.	Income Taxes

For the three months ended March 31, 2005 and 2004, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company may not be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of March 31, 2005, the Company had federal net operating losses of $1.1 billion available for carryforward.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at March 31, 2005. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

The first lawsuit, a complaint captioned Earle B. Gregory, et al, v. FINOVA Capital Corporation, James T. Garrett, et al., (the “Gregory action”) was filed in the Court of Common Pleas of Lancaster County, South Carolina, case no. 2003-CP-29-967, and was served on FINOVA on October 17, 2003. An amended complaint was served on November 5, 2003, prior to the deadline for FINOVA to answer, plead, or otherwise respond to the original complaint. The Gregory action was properly removed to the United States District Court for the District of South Carolina on November 17, 2003, pursuant to 28 U.S.C. §§ 1334 and 1452. The plaintiffs filed a motion to remand the case to state court, but the United States District Court denied this motion in an order dated December 18, 2003.

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 8:03-372413 (“Moore”), was filed in the United States District Court for the District of South Carolina on November 25, 2003, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. FINOVA properly removed the Wood action to the United States District Court for the Northern District of Georgia (Atlanta Division) on January 5, 2004. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. FINOVA properly removed the Hall action to the United States District Court for the Western District of North Carolina (Charlotte Division) on January 5, 2004. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. C204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

Each of the five Thaxton-related lawsuits are styled as class actions, purportedly brought on behalf of certain defined classes of people who had purchased subordinated notes from the Thaxton Entities. The complaints by the subordinated note holders allege claims of fraud, securities fraud, and various other civil conspiracy and business torts in the sale of the subordinated notes. Each of the complaints seeks an unspecified amount of damages, among other remedies. In addition to FINOVA, the complaints each name as co-defendants Thaxton’s accountants and attorneys, and in the Gregory case, several officers of the Thaxton Entities.

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

As Thaxton has liquidated assets, a portion of the payments collected have been deposited into a reserve account in the name of both FINOVA and the Thaxton bankruptcy. The reserve account is expected to remain until resolution of the litigation noted above. The reserve account totaled $47 million at March 31, 2005, and was increased to approximately $68 million in May of

2005. The amount of the reserve account is not reflected in FINOVA’s balance sheet. FINOVA’s contractual receivable was $108 million at March 31, 2005.

FINOVA has been sued by the trustee of the Thaxton Life Partners, Inc. (“TLP”) bankruptcy proceedings, also pending in United States Bankruptcy Court for the District of Delaware, case no. 04-13005, for the return of a $4 million payment made by TLP to FINOVA. The complaint alleges the payment was a fraudulent transfer. FINOVA, Thaxton and TLP entered into a settlement agreement, which provides in part for FINOVA to pay the TLP estate $4.1 million in return TLP dismissing its pending motion to seek substantive consolidation of its bankruptcy case with that of the Thaxton case, as well as other claims TLP holds in the Thaxton bankruptcy case. That settlement also results in the dismissal of the TLP complaint with prejudice and FINOVA receiving an allowed unsecured claim in the Thaxton bankruptcy estate in the amount of $1.5 million. In entering into the settlement, FINOVA did not admit any wrongdoing, but believes the dismissal of the substantive consolidation motion and other concessions made by TLP, made the settlement in FINOVA’s best interest. The Bankruptcy Court approved the settlement on April 19, 2005.

Motion Regarding Distributions to Shareholders

As discussed more fully in Note E Debt above, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account and will total $60.9 million by May 16, 2005. Because FINOVA will not be able to repay the Senior Notes in full, it has filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors. A hearing on the motion will be held on June 10, 2005 before the Bankruptcy Court.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Special Note Regarding Forward-Looking Statements included herein. Capitalized terms not defined herein are used as defined in the Form 10-K. The following discussion relates to The FINOVA Group, Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

OVERVIEW

Restrictions on Business Activities. The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold substantial portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreement are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

Company Direction. The Company expects to continue its present course by seeking to maximize the value of the remaining portfolio through the orderly collection or sale of financial assets. FINOVA currently is actively seeking the sale of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices for those assets; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. The Company anticipates that when all or substantially all of the assets have been liquidated that the Company’s affairs will need to be wound-up. The Company is analyzing the potential methods of wind-up, which might involve a sale of the remaining assets, an assignment for the benefit of the creditors, or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. We cannot predict the timing or nature of that final wind-up, but the Company is working towards accomplishing that end in a prudent manner.

During the first quarter of 2005, FINOVA’s Board of Directors endorsed management’s proposed reductions in personnel, which are designed to more closely align FINOVA’s operating costs with the size of the remaining asset portfolio. These reductions include the scheduled departures by June 30, 2005 of two executive officers, Glenn E. Gray, the Chief Operating Officer and Richard Lieberman, Senior Vice President, General Counsel and Secretary.

In addition to the expected departure of the executive officers, five of the eight other members of non-Leucadia senior management are scheduled to leave by mid-year (reductions began during the first quarter). Total scheduled staff reductions include approximately 30% of the workforce by mid-2005 (including the senior management reductions) and an additional 15% of the workforce by year-end 2005. These projected reductions may change due to the actual run-off of the portfolio, changes in FINOVA’s operations, unanticipated staff departures or other factors. To help effect a smooth transition, the Company commenced implementing a transfer of responsibilities to remaining personnel. The remaining organizational structure is designed to retain appropriate oversight of the smaller operation in a more efficient manner.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia.

Collection/Liquidation of Assets. During the three months ended March 31, 2005, internally generated net cash flows from the portfolio totaled $102.3 million. These net cash flows together with existing cash on hand at year-end were used to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $521.3 million at March 31, 2005, down from $604.7 million at December 31, 2004. The asset decline was primarily attributable to customer prepayments, scheduled collections and individual asset sales. In late 2004, the aircraft-financing market began showing some signs of improvement, which has resulted in an increased level of activity and in certain instances realization of assets in excess of recorded carrying amounts (net of reserves). This positive trend continued throughout the first quarter of 2005; however, the Company still does not believe realization will increase sufficiently to fully offset the Company’s deficit. The Company is also cautious regarding the improvement in the aircraft-financing market due to uncertainty in the airline industry. Refer below to Results of Operations for a further discussion of industry trends.

The decline in net financial assets was partially offset by $18.9 million of non-cash activity, primarily the reversal of reserve for credit losses. Reserve reversals are down from the prior year, but the Company continues to experience better than previously anticipated realization on the portfolio. The majority of the reversal activity has been driven by prepayments, asset sales and collections in excess of recorded carrying amounts (net of reserves).

The non-cash reversal of reserve for credit losses and cash gains realized from asset sales were not sufficient to fully offset the Company’s negative interest margin and operating costs for the quarter. As a result, the Company posted a $0.5 million net loss for the three months ended March 31, 2005.

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

Partial Prepayment of Senior Notes. During the first quarter of 2005, the Company made $296.8 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.9 billion. In April 2005, FINOVA announced an additional $59.4 million prepayment that will be made during the second quarter of 2005. Following this prepayment, cumulative prepayments through the second quarter of 2005 will have totaled $1.2 billion or 39% of the face amount ($2.97 billion) of the Senior Notes.

A summary of prepayment activity on the Senior Notes is as follows:

Prepayment Date	Record Date	Principal Amount	Percentage of Principal Prepaid
		(Dollars in thousands)
Cumulative Prepayments through December 31, 2004		$801,346	27%

2005 Prepayment Activity:
January 18, 2005	January 10, 2005	178,077	6%
February 15, 2005	February 8, 2005	59,359	2%
March 15, 2005	March 8, 2005	59,359	2%
May 16, 2005	May 9, 2005	59,359	2%

		356,154	12%

Cumulative Prepayments through May 16, 2005		$1,157,500	39%

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

No Stockholder Payments Anticipated. Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia, which own 50% of FINOVA’s common stock, would receive half of the retained amounts.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. Refer to Financial Condition, Liquidity and Capital Resources for a further discussion of the motion and the restricted stockholder payments.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make any distributions to its stockholders, absent a court order. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

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

Significant Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were forced to liquidate its asset portfolios over a short period of time. Management believes that a forced short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded amounts.

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

Impairment of financing assets (subsequent to implementation of fresh-start reporting) is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as the facts and assumptions change. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. These marked-down values became the Company’s cost basis in those assets, and accounting rules do not permit the carrying value of these assets to be increased above that fresh-start cost basis if subsequent facts and assumptions result in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis are recorded through operations when collected.

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

Because of these accounting restrictions, FINOVA is not permitted to fully reflect some estimated improvements in the portfolio until they are actually realized.

The carrying amounts and reserve for credit losses recorded on FINOVA’s financial statements reflect the Company’s expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of the full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolios.

FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap values were assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite limited demand for certain of these aircraft today. While the current market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology may significantly exceed the values that the Company would realize if it was required to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is limited demand. The

Company reassesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of March 31, 2005 and December 31, 2004, the reserve for credit losses totaled $81.5 million and $101.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of March 31, 2005 and December 31, 2004, owned assets totaled $100.6 million and $84.2 million, or 16.7% and 11.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of March 31, 2005 and December 31, 2004, assets held for sale totaled $34.9 million and $42.5 million, or 5.8% and 6.0% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic condition, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of March 31, 2005 and December 31, 2004, $230.3 million and $259.4 million, or 38.2% and 36.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the asset adjustment was originally scheduled to accrete into income over the life of the underlying transactions. As of March 31, 2005, the unamortized amount totaled $59.9 million. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of March 31, 2005, accretion had been suspended on $33.5 million of the amortizable balance. The Senior Notes were initially recorded at their estimated fair value based upon their trading price shortly after they were issued. The original discount is being partially amortized as additional interest expense over the term of the notes. As of March 31, 2005, the unamortized discount totaled $568.9 million. Discount amortization is adjusted as principal payments are made. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence, which was originally $2.8 billion. In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

The adjustments relating to the adoption of fresh-start reporting were based on estimates of anticipated future cash flows, risk adjusted discount rates and the market value of the Company’s debt securities shortly after emergence, but prior to September 11, 2001. Changes to estimated cash flows could further impact the reserve for credit losses or cause additional write downs of assets. Generally accepted accounting principles in the United States do not permit additional fair value adjustments to the Senior Notes after the initial fresh-start reporting date, including those that would have resulted from the impact of September 11.

RESULTS OF OPERATIONS

As a result of the Company’s continued asset liquidation, shrinking operations and application of fresh-start reporting guidelines upon emergence from bankruptcy, the consolidated financial statements are not necessarily comparable from period to period. Trends during any given period may not be indicative of future trends; however, the following discussion of results may provide useful information regarding the current status of the Company.

	Three Months Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Interest margin	$(22,074)	$2,926	$(25,000)
Reversal of provision for credit losses	20,410	50,690	(30,280)
Net gain on financial assets	16,113	12,828	3,285
Portfolio expenses	(2,338)	(6,160)	3,822
General and administrative expenses	(12,627)	(14,210)	1,583

Net (loss) income	$(516)	$46,074	$(46,590)

Three Months Ended March 31, 2005 and 2004

Net (Loss) Income. For the three months ended March 31, 2005, the Company reported a net loss of $0.5 million compared to net income of $46.1 million for the three months ended March 31, 2004.

In general, the decrease in net income was primarily attributable to the first quarter of 2005 containing a lower level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected within the financial statements in the form of reversal of excess reserve for credit losses, net gains from the sale of assets and the recognition of suspended income upon the payoff of assets.

Even though year-to-date asset realization for 2005 did not amass the level of 2004, the Company still experienced better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, the Company was encouraged to see the aircraft-financing market continue to show some signs of improvement. As a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio than occurred in 2004, while the remainder of the portfolio experienced a significant decline in the level and volume of assets liquidated in excess of carrying amounts. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry. The uncertainty in the airline industry and our ability to realize values centers around what might happen to lease rates and aircraft values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Most major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue for a lengthy period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may be put on bankruptcy watch by the marketplace. As of March 31, 2005, a number of prominent domestic airlines were in bankruptcy with others threatening to file if certain cost concessions cannot be obtained.

In certain instances, assets liquidated during the first quarter of 2005 returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to continue to become more sporadic. The Company is encouraged by the positive signs in the aircraft-financing market, but remains cautious due to the fragile nature of the airline industry. As a result, the Company expects net income for 2005 to continue to trail the prior year level.

Interest Margin. For the three months ended March 31, 2005, interest margin decreased $25.0 million to a negative $22.1 million as compared to a positive margin of $2.9 million for the three months ended March 31, 2004. The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($5.9 million and $34.7 million for the three months ended March 31, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2004 levels. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

The Company’s interest margin was significantly impacted by a lower level of earning assets ($243.9 million and $1.0 billion at March 31, 2005 and 2004, respectively) than the principal amount of outstanding debt ($1.9 billion and $3.0 billion at March 31, 2005 and 2004, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.2% and 11.5% for the three months ended March 31, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Provision for Credit Losses. For the three months ended March 31, 2005 and 2004, the Company recorded reversals of provision for credit losses of $20.4 million and $50.7 million, respectively, to reduce its reserve for credit losses. The reserve reduction was primarily due to recoveries ($5.1 million and $17.0 million for the three months ended March 31, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio.

In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserve. This policy had a greater impact on the reversal of provision for credit losses in 2004 than in 2005 due to the reinstatement of accounts to accruing status over the last year. The majority of accounts currently classified as nonaccruing are not making payments on a regular basis.

The pace of collections and account payoffs has continued to be faster than expected. In most portfolios, amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. The Company believes it is unlikely that asset realization trends for 2005 will continue at the same rate as 2004.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See Critical Accounting Policies and the Special Note Regarding Forward-Looking Statements for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $16.1 million for the three months ended March 31, 2005 compared to a net gain of $12.8 million for the three months ended March 31, 2004. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the increase over the prior year was primarily attributable to increased activity and realization from the Company’s transportation portfolio.

The net gain during the first quarter of 2005 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $11.5 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $1.9 million of net gains realized from the sale and valuation of private and public investments and a $4.9 million gain from the net valuation markup of the Company’s last two remaining real estate leveraged leases. The Company has entered into a letter of intent to sell the last two real estate leveraged leases, pending final due diligence. The sale of these assets is expected to close in the second quarter of 2005. Partially offsetting the gain activity was a $4.5 million valuation markdown of leveraged leases in the transportation portfolio.

The net gain during the first quarter of 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $3.0 million of net gains realized on the sale of private and public investments and $6.8 million of gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued improvement in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this trend will be sustained and for how long.

FINOVA currently is actively seeking the sale of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices for those assets; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. While evaluating sales offers, FINOVA will typically compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from the assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expense. For the three months ended March 31, 2005, portfolio expenses totaled $2.3 million compared to $6.2 million for the same period of 2004. The decrease was primarily due to a decline in the level of problem account and workout expenses for most portfolios and the timing of certain expenses within the transportation portfolio.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($1.5 million and $3.7 million during the three months ended March 31, 2005 and 2004, respectively). As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, portfolio expenses for the transportation portfolio have not necessarily declined in proportion with the decline in assets. The decline in transportation portfolio costs for first quarter of 2005 was primarily due to the timing of maintenance reinvestment projects, rather than an overall decline in expected volume. The Company expects to continue to reinvest in certain types of aircraft as long as it economically makes sense.

General and Administrative Expenses. General and administrative expenses decreased $1.6 million to $12.6 million for the three months ended March 31, 2005. The decrease was primarily due to $2.7 million of cost savings resulting from staffing and office occupancy reductions (96 employees at March 31, 2005 compared to 159 at March 31, 2004), partially offset by higher severance costs ($1.1 million) related to those individuals notified of their pending termination. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

During the first quarter of 2005, the Company communicated additional and accelerated staff reductions to its employees, which are designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. Total scheduled staff reductions include approximately 30% of the workforce by mid-2005 (including seven members of senior management)

and an additional 15% of the workforce by year-end 2005. The costs savings from these reductions will not begin to be seen until the second half of 2005 and their full benefit will not be realized until 2006. A portion of the savings in 2005 will be offset by increased severance costs.

Income Tax Expense. For the three months ended March 31, 2005 and 2004, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of March 31, 2005, the Company had federal net operating losses of $1.1 billion available for carryforward.

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

The terms of the Indenture prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to the Company’s limited sources of liquidity, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Generally speaking, cash reserves typically equal anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. The Company has the discretion to, and has from time to time, adjusted its cash reserve methodology.

During the first quarter of 2005, the Company made $296.8 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.9 billion. In April 2005, FINOVA announced an additional $59.4 million prepayment that will be made during the second quarter of 2005. Following this prepayment, cumulative prepayments through the second quarter of 2005 will have totaled $1.2 billion or 39% of the face amount ($2.97 billion) of the Senior Notes.

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. The Company believes principal prepayments will not continue at the same pace, absent substantial sales of assets. The Company’s asset pool continues to decline and generally contains less desirable assets than previously collected or sold.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity. The Senior Notes have a first priority security interest in substantially all of FINOVA’s remaining assets.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $60.9 million by May 16, 2005. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders.

If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe it is entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. Interested parties seeking to intervene in those proceedings, must do so by filing a response to FINOVA’s motion no later than June 3, 2005, and a hearing on the motion will be held on June 10, 2005 before the Bankruptcy Court.

The Company has a negative net worth of $519.0 million as of March 31, 2005 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $521.3 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any material changes during the three months ended March 31, 2005, except for the Senior Note prepayments discussed throughout this document and the recently filed motion related to the restricted stockholder distributions.

Collection of the Portfolio

As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. FINOVA currently is actively seeking the sale of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices for those assets; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. Due to restrictions contained in the Indenture as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

The following table presents the activity in total financial assets, net of the reserve for credit losses for the three months ended March 31, 2005:

(Dollars in thousands)
Total financial assets at December 31, 2004	$604,665

Cash activity:
Fundings under existing customer commitments	3,671
Collections and proceeds from financial assets	(105,936)

Net cash flows	(102,265)

Non-cash activity:
Reversal of provision for credit losses	20,410
Net gain on financial assets	608
Other non-cash activity	(2,159)

Net non-cash activity	18,859

Total financial assets at March 31, 2005	$521,259

Total financial assets, net of the reserve for credit losses, declined to $521.3 million at March 31, 2005, down from $604.7 million at December 31, 2004. During 2005, net cash flows from the portfolio totaled $102.3 million, while non-cash activity resulted in an $18.9 million increase in net financial assets. Components of net cash flows included $105.0 million of collections from financial assets (including recoveries) and $0.9 million from the sale of assets (excluding cash gains), offset by $3.7 million of fundings under existing customer commitments. Collections from financial assets include prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $20.4 million reversal of reserves and a $0.6 million net increase related to the valuation of owned assets, partially offset by other non-cash activity of $2.2 million.

The real estate portfolio (combined remaining resort and specialty real estate portfolios) declined to a carrying amount of $113.4 million or 18.8% of the Company’s total financial assets (before reserves) at March 31, 2005 as compared to $156.1 million or 22.1% of the Company’s total financial assets (before reserves) at December 31, 2004. The decline was primarily attributable to prepayments and scheduled amortization. The remainder of the real estate portfolio is expected to continue to have accelerated runoff. The Company has been formally notified that certain customers intend to prepay their respective obligations as early as the second quarter of 2005. Additionally, the Company has entered into a letter of intent to sell the last two real estate leveraged leases, pending final due diligence. The sale of these assets is expected to close in the second quarter of 2005. The real estate portfolio contains the lowest level of nonaccruing and impaired assets and represents approximately 79% of the Company’s total unimpaired and performing assets. As a result, these assets are generally recorded at a low discount to par and their liquidation is not expected to generate significant returns in excess of par or contractual amounts, except for certain resort assets that have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying properties. These resort assets have the potential for recoveries in excess of their net carrying amounts.

The carrying amount of the Company’s transportation portfolio declined $29.7 million since December 31, 2004 to $264.4 million at March 31, 2005, which represents 43.9% of the Company’s total financial assets (before reserves). The decline was primarily attributable to prepayments, asset sales, scheduled amortization and a valuation adjustment to the transportation leveraged lease portfolio. The decline was partially offset by the prepayment of $12.5 million of non-recourse debt associated with two leveraged leases. FINOVA repossessed the underlying collateral (an aircraft and a spare engine) related to these leveraged leases during the first quarter. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not as desirable to domestic commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the airline industry. A market for many of these aircraft may never fully return, but the Company believes the course of action to maximize their value is to patiently work these assets and wait for opportune moments to sell or lease the assets that have the potential to return to service, and scrap those assets that are not likely to return to service. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio. The Company has seen an increase in demand for certain types of aircraft; however, the Company is still cautious because of uncertainty in the airline industry.

All other portfolios (carrying amount of $225.0 million at March 31, 2005) are comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The decline in the portfolio was primarily attributable to numerous prepayments and scheduled amortization. This portfolio represents 37.3% of the Company’s total financial assets (before reserves) and generally contains assets that are more difficult and work intensive to liquidate. Approximately 78% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloons obligations, or are otherwise in default. The Company expects runoff within this portfolio to continue at somewhat the same pace as 2004; however, the pace of runoff will be largely dependent on the resolution of a few significant accounts within the portfolio. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts.

The Company anticipates that when all or substantially all of the assets have been liquidated that the Company’s affairs will need to be wound-up. The Company is analyzing the potential methods of wind-up, which might involve a sale of the remaining assets, an assignment for the benefit of the creditors, or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. We cannot predict the timing or nature of that final wind-up, but the Company is working towards accomplishing that end in a prudent manner.

FINOVA’s reserve for credit losses decreased to $81.5 million at March 31, 2005 from $101.3 million at December 31, 2004. At March 31, 2005, the total carrying amount of impaired loans and leases was $370.7 million, of which $142.4 million were revenue accruing. The Company has established impairment reserves of $78.6 million related to $147.9 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased as a result of prepayments, collections and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $230.3 million or 38.2% of total financial assets (before reserves) at March 31, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $18.4 million and write-offs and net valuation markdowns of $8.9 million. Also contributing to the decline was the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed throughout this report including sections captioned Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosure About Market Risk. They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to those discussed or identified from time to time in our public filings including:

•	The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. The carrying amounts and impairment of FINOVA’s portfolio are based on estimates of asset value and the estimation and timing of future cash flows. Actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding debt and other obligations and have a materially adverse impact on its financial position and results of operations. Conversely, successful implementation could result in unanticipated recoveries in excess of estimated values.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•	Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as staff is reduced, and the loss of key personnel could have a significant impact on the ability to monitor, collect and manage the portfolio.

•	Conditions affecting the Company’s aircraft portfolio including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available. High fuel prices may adversely affect the demand for less fuel-efficient aircraft, including many of those in FINOVA’s portfolio.

•	The process of selling aircraft parts inherently has more control risks than selling whole aircraft. The Company must maintain an adequate control environment for inventory, which includes having knowledgeable personnel and systems to monitor, collect and manage that process. Failure to maintain adequate controls can result in the loss of inventory or failure to maximize the value of those assets.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including most of its net operating loss carryforwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates, including asset valuation and cash flow projections.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as transportation could make the overall portfolio more subject to changes in performance in that industry. Additionally, the Company previously completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates.

•	Risks of litigation. See Part II Item 1. Legal Proceedings, for a further discussion.

•	Others risk detailed in this and FINOVA’s other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The process of complying with these requirements includes a comprehensive evaluation and documentation of the Company’s internal controls over financial reporting. In this regard, management is prepared to dedicate internal resources and adopt a detailed plan to (i) document the Company’s internal controls over financial reporting, (ii) assess the adequacy of the Company’s internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of 2006.

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

PART II   OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note I Litigation and Claims for a discussion of certain legal proceedings.

Item 6.	Exhibits

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.
(Registrant)

Date: May 9, 2005	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.