Form 10-Q
period 2005-06-30
FINOVA GROUP INC
filed 2005-08-11
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes ☑    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2005, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Cash and cash equivalents	$249,271	$480,485
Restricted cash - impermissible restricted payments	60,921	42,176
Financing Assets:
Loans and other financing contracts, net	257,605	416,695
Direct financing leases	95,338	132,995

Total financing assets	352,943	549,690
Reserve for credit losses	(47,610)	(101,270)

Net financing assets	305,333	448,420

Other Financial Assets:
Operating leases	67,588	69,310
Assets held for the production of income	32,456	14,855
Investments	25,401	29,582
Assets held for sale	17,381	42,498

Total other financial assets	142,826	156,245

Total Financial Assets	448,159	604,665
Other assets	30,733	6,799

	$789,084	$1,134,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.8 billion and $2.2 billion, respectively)	$1,251,673	$1,586,957
Interest payable	17,350	20,742
Accounts payable and accrued expenses	48,967	58,361
Deferred income taxes, net	2,490	2,742

Total Liabilities	1,320,480	1,668,802

Stockholders’ Equity
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(644,728)	(632,702)
Accumulated other comprehensive loss	(531)	(15,838)
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(531,396)	(534,677)

	$789,084	$1,134,125

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues:
Interest income	$6,011	$33,934	$16,149	$82,343
Rental income	2,897	9,346	6,810	15,121
Operating lease income	12,545	14,331	23,224	29,146
Fees and other income	3,877	7,283	7,449	12,402

Total Revenues	25,330	64,894	53,632	139,012
Interest expense	(44,591)	(67,638)	(92,498)	(133,841)
Operating lease and other depreciation	(1,918)	(4,239)	(4,387)	(9,228)

Interest Margin	(21,179)	(6,983)	(43,253)	(4,057)

Other Revenues and (Expenses):
Reversal of provision for credit losses	24,930	19,673	45,340	70,363
Net gain on financial assets	4,468	19,852	20,581	32,680
Portfolio expenses	(8,194)	(4,424)	(10,532)	(10,584)
General and administrative expenses	(11,535)	(13,128)	(24,162)	(27,338)

Total Other Revenues and (Expenses)	9,669	21,973	31,227	65,121

(Loss) income before income taxes	(11,510)	14,990	(12,026)	61,064
Income tax expense	—	—	—	—

Net (Loss) Income	$(11,510)	$14,990	$(12,026)	$61,064

Basic/diluted (loss) earnings per share	$(0.09)	$0.12	$(0.10)	$0.50

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net (loss) income	$(12,026)	$61,064
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Reversal of provision for credit losses	(45,340)	(70,363)
Net cash gain on disposal of financial assets	(21,105)	(40,131)
Net non-cash charge-off of financial assets	524	7,451
Depreciation and amortization	4,784	10,130
Deferred income taxes, net	(252)	(119)
Fresh-start accretion - assets	(1,254)	(18,123)
Fresh-start discount amortization - Senior Notes	20,870	22,458
Change in assets and liabilities:
(Increase) decrease in other assets	(2,450)	2,378
Decrease in accounts payable and accrued expenses	(13,559)	(23,156)
Decrease in interest payable	(3,392)	(3,814)

Net Cash Used by Operating Activities	(73,200)	(52,225)

Investing Activities:
Proceeds from disposals of leases and other owned assets	26,784	35,604
Proceeds from sales of investments	3,087	9,193
Proceeds from sales of loans and financing leases	27,041	133,270
Collections and prepayments from financial assets	161,423	523,525
Fundings under existing customer commitments	(7,741)	(43,002)
Deposit of impermissible restricted payments into restricted cash account	(18,745)	(12,500)
Recoveries of loans previously written off	6,291	21,776

Net Cash Provided by Investing Activities	198,140	667,866

Financing Activities:
Principal repayments of Berkadia Loan		(525,000)
Principal prepayments of Senior Notes	(356,154)	(237,500)

Net Cash Used by Financing Activities	(356,154)	(762,500)

Decrease in Cash and Cash Equivalents	(231,214)	(146,859)
Cash and Cash Equivalents, beginning of year	480,485	789,138

Cash and Cash Equivalents, end of period	$249,271	$642,279

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2004	$1,259	$108,256	$(764,715)	$2,989	$(536)	$(652,747)

Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	1,259	113,140	(632,702)	(15,838)	(536)	(534,677)

Comprehensive income:
Net loss			(12,026)			(12,026)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				(1,282)		(1,282)
Net change in foreign currency translation				95		95

Comprehensive income						3,281

Balance, June 30, 2005	$1,259	$113,140	$(644,728)	$(531)	$(536)	$(531,396)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

Going Concern

As of June 30, 2005, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accountants have qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for a full year.

C.	Total Financial Assets

Total financial assets represent the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of June 30, 2005 and December 31, 2004, the carrying amount of total financial assets (before reserves) was $495.8 million and $705.9 million, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at June 30, 2005:

	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Transportation	$		$88,887	$38,207	$17,450	$100,017	$244,561	49.3
Real estate		30,161	41	30,087	123		60,412	12.2
All other portfolios		21,956	39,487	98,268	5,657	25,428	190,796	38.5

Total financial assets		$52,117	$128,415	$166,562	$23,230	$125,445	$495,769	100.0
Reserve for credit losses							(47,610)

Total							$448,159

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

At June 30, 2005, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
Airbus 300	4		4	22
Boeing 727	10	4	6	26
Boeing 737	18	18		20
Boeing 747	2		2	24
Boeing 757	5	5		11
McDonnell Douglas DC8 and DC9	7	4	3	35
McDonnell Douglas DC10	11	2	9	27
McDonnell Douglas MD Series	20	20		19
Regional jets, corporate aircraft and turbo props	30	30		12

Total	107	83	24	20

At June 30, 2005, 43 aircraft with a carrying value of $131.4 million were operated by domestic carriers and 52 aircraft with a carrying value of $68.3 million were operated by foreign carriers. Additionally, 12 aircraft with a carrying value of $25.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 3 aircraft which have been identified for potential dismantling or sale at scrap values.

The Company’s transportation portfolio also includes aircraft engines and parts, domestic railroad and other transportation equipment. The carrying value of this equipment was $19.7 million at June 30, 2005.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its real estate portfolio. At June 30, 2005, the carrying amount of the real estate portfolio by industry was as follows:

	Carrying Amount	%
Resort and timeshare	$30,280	50.1%
Hospitality	30,132	49.9%

Total	$60,412	100.0%

D.	Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Six Months Ended June 30,
	2005	2004
Balance, beginning of year	$101,270	$274,828
Reversal of provision for credit losses	(45,340)	(70,363)
Write-offs	(14,611)	(52,409)
Recoveries	6,291	21,776

Balance, end of period	$47,610	$173,832

For the six months ended June 30, 2005, the Company recorded a $45.3 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improvement in collection experience on certain assets, recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in the portfolio.

A summary of the reserve for credit losses by impaired and other assets was as follows:

	June 30, 2005	December 31, 2004
Reserves on impaired assets	$45,000	$96,245
Other reserves	2,610	5,025

Reserve for credit losses	$47,610	$101,270

At June 30, 2005, the total carrying amount of impaired loans and leases was $316.3 million, of which $128.4 million were revenue accruing. The Company has established impairment reserves of $45.0 million related to $106.4 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

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

Accounts classified as nonaccruing were $189.8 million or 38.3% of total financial assets (before reserves) at June 30, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $37.6 million and write-offs and net valuation markdowns of $22.7 million. Also contributing to the decline was the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

The composition of nonaccruing assets included in total financial assets was as follows:

	June 30, 2005	December 31, 2004
Contracts	$187,850	$256,313
Repossessed assets	1,942	3,052

Total nonaccruing assets	$189,792	$259,365

Nonaccruing assets as a percentage of total financial assets (before reserves)	38.3%	36.7%

E.	Debt

A summary of the Company’s total debt outstanding was as follows:

	June 30, 2005	December 31, 2004
Senior Notes:
Principal	$1,810,449	$2,166,603
Fresh-start discount	(558,776)	(579,646)

Senior Notes, net	$1,251,673	$1,586,957

During the second quarter of 2005, the Company made a $59.4 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $1.8 billion. In July 2005, FINOVA announced an additional $89.0 million prepayment that will be made during the third quarter of 2005. Following this prepayment, cumulative principal prepayments from May 2004 through the third quarter of 2005 will have totaled $1.2 billion or 42% of the face amount ($2.97 billion) of the Senior Notes.

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

At June 30, 2005, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $558.8 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $65.6 million by August 15, 2005. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. A hearing on the motion was held on June 10, 2005 before the Bankruptcy Court. At that time, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted on July 14, 2005 with three members. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency.

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

Cash Flows

The Company had no minimum funding requirement for its pension plan for the six months ended June 30, 2005 and 2004. FINOVA’s Board of Directors approved discretionary contributions, which are expected to be sufficient to fully fund and enable the plan to pay all of its obligations to each participant. The Company made discretionary contributions of $10.0 million during the first quarter of 2005 and $2.0 million in April 2005 to improve the funded status of the plan and will make a final contribution, if necessary, later in the year to fully fund the plan once the final costs of terminating the plan have been determined.

As a result of the $10.0 million discretionary contribution, the Company’s minimum pension liability was eliminated, and the Company recorded a $21.9 million prepaid pension asset at March 31, 2005 (included within other assets on the balance sheet), which will ultimately be charged to operations along with termination costs following the final settlement and distribution of the trust’s assets to participants.

G.	Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$4,252	$2,573
Payments	(2,540)	(576)
Net additions	5,164

Balance, end of period	$6,876	$1,997

As of June 30, 2005, FINOVA had accrued a liability for termination benefits (including severance) of $6.9 million related to 85 individuals at various levels within the Company. During the six months ended June 30, 2005, the Company paid termination benefits of $2.5 million and recorded a net charge of $5.2 million to partially accrue for employees notified of their pending termination. The liability as of June 30, 2005 includes approximately $4.0 million for individuals terminated at the end of the second quarter whose termination benefits will begin to be paid during the third quarter.

As of June 30, 2005, the Company had a total liability for terminated leases and office space it has ceased using of $2.0 million. The decrease since December 31, 2004 was due to the payment of scheduled lease rentals (net of sublease income).

H.	Income Taxes

For the six months ended June 30, 2005 and 2004, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company may not be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. As of June 30, 2005, the Company had federal net operating losses of $1.2 billion available for carryforward.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at June 30, 2005. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

A court-ordered mediation regarding the securities litigation was held the first week of August 2005. No resolution of the litigation was realized at the meeting.

As Thaxton has liquidated assets, a portion of the payments collected have been deposited into a reserve account in the name of both FINOVA and the Thaxton bankruptcy. The reserve account is expected to remain until resolution of the litigation noted above. The reserve account totaled approximately $68 million at June 30, 2005. The amount of the reserve account is not reflected in FINOVA’s balance sheet.

FINOVA was sued by the trustee of the Thaxton Life Partners, Inc. (“TLP”) bankruptcy proceedings, in United States Bankruptcy Court for the District of Delaware, case no. 04-13005, for the return of a $4 million payment made by TLP to FINOVA. The complaint alleged the payment was a fraudulent transfer. FINOVA, Thaxton and TLP entered into a settlement agreement, which provided in part for FINOVA to pay the TLP estate $4.1 million in return TLP dismissed its motion to seek substantive consolidation of its bankruptcy case with that of the Thaxton case, as well as other claims TLP holds in the Thaxton bankruptcy case. That settlement also resulted in the dismissal of the TLP complaint with prejudice and FINOVA received an allowed unsecured claim in the Thaxton bankruptcy estate in the amount of $1.5 million. In entering into the settlement, FINOVA did not admit any wrongdoing, but believed the dismissal of the substantive consolidation motion and other concessions made by TLP, made the settlement in FINOVA’s best interest. The Bankruptcy Court approved the settlement, which was paid by FINOVA in May 2005.

Motion Regarding Distributions to Shareholders

As discussed more fully in Note E Debt above, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account and will total $65.6 million by August 15, 2005. Because FINOVA will not be able to repay the Senior Notes in full, it has filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors. A hearing on the motion was held on June 10, 2005 before the Bankruptcy Court. At that time, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted on July 14, 2005 with three members. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency.

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

Company Direction. The Company expects to continue its present course by seeking to maximize the value of the remaining portfolio through the orderly collection or sale of financial assets. During the second quarter of 2005, the Company evaluated multiple offers to purchase a substantial portion of the remaining assets; however, prices for those assets were not acceptable. FINOVA will continue to consider future sales of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. The Company anticipates that when all or substantially all of the assets have been liquidated that the Company’s affairs will need to be wound-up. The Company continues to analyze the potential methods of wind-up, which might involve a sale of the remaining assets, an assignment for the benefit of the creditors, or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. We cannot predict the timing or nature of that final wind-up, but the Company is working towards accomplishing that end in a prudent manner.

The Company completed another step in its liquidation process by reducing a substantial portion of its senior management to more closely align FINOVA’s operating costs with the size of the remaining asset portfolio. These reductions included the departures on June 30, 2005 of two executive officers (Glenn E. Gray, former Chief Operating Officer and Richard Lieberman, former Senior Vice President, General Counsel and Secretary), as well as five other members of senior management that terminated on or shortly before that date. FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia.

Collection/Liquidation of Assets. During the six months ended June 30, 2005, internally generated net cash flows from the portfolio totaled $195.8 million. These net cash flows together with existing cash on hand at year-end were used to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $448.2 million at June 30, 2005, down from $604.7 million at December 31, 2004. The asset decline was primarily attributable to customer prepayments, scheduled collections and individual asset sales. In late 2004, the aircraft-financing market began showing some signs of improvement, which has resulted in an increased level of activity and in certain instances realization of assets in excess of recorded carrying amounts (net of reserves). This positive trend continued throughout the second quarter of 2005; however, the Company still does not believe realization will increase sufficiently to fully offset the Company’s deficit. The Company is also cautious regarding the trend in the aircraft-financing market due to uncertainty in the airline industry. Refer below to Results of Operations for a further discussion of industry trends.

The decline in net financial assets was partially offset by $39.3 million of non-cash activity, primarily the reversal of reserve for credit losses. Reserve reversals are down from the prior year, but FINOVA continues to experience better than previously anticipated realization on the Company’s total portfolio. The majority of the reversal activity has been driven by prepayments and asset sales in excess of recorded carrying amounts (net of reserves) and improved collection experience.

The non-cash reversal of reserve for credit losses and cash gains realized from asset sales were not sufficient to fully offset the Company’s negative interest margin and operating costs for 2005. As a result, the Company posted a $12.0 million net loss for the six months ended June 30, 2005.

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

Partial Prepayment of Senior Notes. During the second quarter of 2005, the Company made a $59.4 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $1.8 billion. In July 2005, FINOVA announced an additional $89.0 million prepayment that will be made during the third quarter of 2005. Following this prepayment, cumulative principal prepayments from May 2004 through the third quarter of 2005 will have totaled $1.2 billion or 42% of the face amount ($2.97 billion) of the Senior Notes.

A summary of prepayment activity on the Senior Notes is as follows:

Prepayment Date	Record Date	Principal Amount	Percentage of Principal Prepaid
		(Dollars in thousands)
Cumulative Prepayments through December 31, 2004		$801,346	27%
2005 Prepayment Activity:
January 18, 2005	January 10, 2005	178,077	6%
February 15, 2005	February 8, 2005	59,359	2%
March 15, 2005	March 8, 2005	59,359	2%
May 16, 2005	May 9, 2005	59,359	2%
August 15, 2005	August 8, 2005	89,038	3%

		445,192	15%

Cumulative Prepayments through August 15, 2005		$1,246,538	42%

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

In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted on July 14, 2005. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency. Refer to Financial Condition, Liquidity and Capital Resources for a further discussion of the motion and the restricted stockholder payments.

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

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning general economic conditions and trends, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of June 30, 2005 and December 31, 2004, the reserve for credit losses totaled $47.6 million and $101.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of June 30, 2005 and December 31, 2004, owned assets totaled $100.0 million and $84.2 million, or 20.2% and 11.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of June 30, 2005 and December 31, 2004, assets held for sale totaled $17.4 million and $42.5 million, or 3.5% and 6.0% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic condition, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of June 30, 2005 and December 31, 2004, $189.8 million and $259.4 million, or 38.3% and 36.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the asset adjustment was originally scheduled to accrete into income over the life of the underlying transactions. As of June 30, 2005, the unamortized amount totaled $54.5 million. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of June 30, 2005, accretion had been suspended on $28.8 million of the amortizable balance. The Senior Notes were initially recorded at their estimated fair value based upon their trading price shortly after they were issued. The original discount is being partially amortized as additional interest expense over the term of the notes. As of June 30, 2005, the unamortized discount totaled $558.8 million. Discount amortization is adjusted as principal payments are made. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence, which was originally $2.8 billion. In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Interest margin	$(21,179)	$(6,983)	$(14,196)	$(43,253)	$(4,057)	$(39,196)
Reversal of provision for credit losses	24,930	19,673	5,257	45,340	70,363	(25,023)
Net gain on financial assets	4,468	19,852	(15,384)	20,581	32,680	(12,099)
Portfolio expenses	(8,194)	(4,424)	(3,770)	(10,532)	(10,584)	52
General and administrative expenses	(11,535)	(13,128)	1,593	(24,162)	(27,338)	3,176

Net (loss) income	$(11,510)	$14,990	$(26,500)	$(12,026)	$61,064	$(73,090)

Six Months Ended June 30, 2005 and 2004

Net (Loss) Income. For the six months ended June 30, 2005, the Company reported a net loss of $12.0 million compared to net income of $61.1 million for the six months ended June 30, 2004.

In general, the decrease in net income was primarily attributable to the six months ended June 30, 2005 containing a lower level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected within the financial statements in the form of reversal of excess reserve for credit losses, net gains from the sale of assets and the recognition of suspended income upon the payoff of assets.

Even though year-to-date asset realization for 2005 did not reach the level of 2004, the Company still experienced better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, the aircraft-financing market continued to display increased activity and aircraft values. As a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio during the first half of 2005 than occurred in 2004, while the remainder of the portfolio experienced a significant decline in the level and volume of assets liquidated in excess of carrying amounts. The Company has seen an increase in demand for certain types of aircraft; however, the Company remains cautious because of uncertainty in the airline industry. The uncertainty in the airline industry in general and our ability to realize values in particular centers on what might happen to aircraft lease rates and values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Most major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue for a lengthy period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may be put on bankruptcy watch by the marketplace. As of June 30, 2005, a number of prominent domestic airlines were in bankruptcy with others threatening to file if certain cost reductions cannot be realized.

In certain instances, assets liquidated during 2005 returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to continue to become more sporadic. The Company is encouraged by the positive signs in the aircraft-financing market, but remains cautious due to the fragile nature of the airline industry. As a result, the Company expects net income for 2005 to continue to trail the prior year level.

Interest Margin. For the six months ended June 30, 2005, interest margin decreased $39.2 million to a negative $43.3 million as compared to a negative margin of $4.1 million for the six months ended June 30, 2004. The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($9.6 million and $60.4 million for the six months ended June 30, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2004 levels. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

The Company’s interest margin was significantly impacted by a lower level of earning assets ($180.5 million and $613.8 million at June 30, 2005 and 2004, respectively) than the principal amount of outstanding debt ($1.8 billion and $2.7 billion at June 30, 2005 and 2004, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.4% and 11.2% for the six months ended June 30, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Reversal of Provision for Credit Losses. For the six months ended June 30, 2005 and 2004, the Company recorded reversals of provision for credit losses of $45.3 million and $70.4 million, respectively, to reduce its reserve for credit losses. The reserve reduction was primarily due to recoveries ($6.3 million and $21.8 million for the six months ended June 30, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $20.6 million for the six months ended June 30, 2005 compared to a net gain of $32.7 million for the six months ended June 30, 2004. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the decrease over the prior year was primarily attributable to the prior year including a one-time gain from the sale of a substantial portion of the Company’s timeshare portfolio, partially offset by increased activity and realization from the Company’s transportation portfolio during 2005.

The net gain during the first six months of 2005 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $21.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $2.8 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of the Company’s last two remaining real estate leveraged leases, which was finalized during the second quarter of 2005. Partially offsetting the gain activity were $8.0 of net valuation markdowns within the transportation leveraged lease portfolio.

The net gain during the first six months of 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the sale of a portion of the Company’s timeshare resort portfolio, $5.0 million of net gains realized on the sale of private and public investments and $13.0 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves. Partially offsetting these net gains were $10.0 million of impairment markdowns within the Company’s real estate leveraged lease portfolio.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued improvement in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this trend will be sustained and if so, for how long.

FINOVA will continue to consider future sales of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. In evaluating offers, FINOVA will generally compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expense. For the six months ended June 30, 2005, portfolio expenses totaled $10.5 million compared to $10.6 million for the same period of 2004. The Company has continued to experience a decline in the level of problem account and workout expenses as assets have declined, except for transportation related assets.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($6.9 million and $6.4 million during the six months ended June 30, 2005 and 2004, respectively). As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, the transportation portfolio has experienced an increase in portfolio expenses, while the level of assets has declined. Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to reinvest in certain types of aircraft as long as it economically makes sense.

General and Administrative Expenses. General and administrative expenses decreased $3.2 million to $24.2 million for the six months ended June 30, 2005. The decrease was primarily due to $4.9 million of cost savings resulting from staffing and office occupancy reductions (75 employees at June 30, 2005 compared to 137 at June 30, 2004), partially offset by higher severance accruals ($2.5 million) related to the Company’s recent staffing reductions and to notifications of future terminations. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

As previously discussed, the Company accelerated numerous staff reductions, which were designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. The costs savings from these reductions will not begin to be seen until the second half of 2005 and their full benefit will not be realized until 2006. A portion of the savings in 2005 will be offset by increased severance costs.

Income Tax Expense. For the six months ended June 30, 2005 and 2004, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of June 30, 2005, the Company had federal net operating losses of $1.2 billion available for carryforward.

Three Months Ended June 30, 2005 and 2004

Net (Loss) Income. For the three months ended June 30, 2005, the Company reported a net loss of $11.5 million compared to net income of $15.0 million for the three months ended June 30, 2004.

In general, the decrease in net income was primarily attributable to the second quarter of 2005 containing a lower level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected within the financial statements in the form of reversal of excess reserve for credit losses, net gains from the sale of assets and the recognition of suspended income upon the payoff of assets.

Even though asset realization for the second quarter of 2005 did not reach the level of 2004, the Company still experienced better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, the aircraft-financing market continued to display increased activity and aircraft values. As a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio during the second quarter of 2005 than occurred in 2004, while the remainder of the portfolio experienced a significant decline in the level and volume of assets liquidated in excess of carrying amounts. The Company has seen an increase in demand for certain types of aircraft; however, the Company remains cautious because of uncertainty in the airline industry. The uncertainty in the airline industry in general and our ability to realize values in particular centers on what might happen to aircraft lease rates and values if additional carriers go into liquidation and excess aircraft are parked and forced into the market, among other factors. Most major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue for a lengthy period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may be put on bankruptcy watch by the marketplace. As of June 30, 2005, a number of prominent domestic airlines were in bankruptcy with others threatening to file if certain cost reductions cannot be realized.

In certain instances, assets liquidated during the second quarter of 2005 returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to continue to become more sporadic. The Company is encouraged by the positive signs in the aircraft-financing market, but remains cautious due to the fragile nature of the airline industry. As a result, the Company expects net income for 2005 to continue to trail the prior year level.

Interest Margin. For the three months ended June 30, 2005, interest margin decreased $14.2 million to a negative $21.2 million as compared to a negative margin of $7.0 million for the three months ended June 30, 2004. The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($3.7 million and $25.7 million for the three months ended June 30, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2004 levels. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

The Company’s interest margin was significantly impacted by a lower level of earning assets ($180.5 million and $613.8 million at June 30, 2005 and 2004, respectively) than the principal amount of outstanding debt ($1.8 billion and $2.7 billion at June 30, 2005 and 2004, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.6% and 11.8% for the three months ended June 30, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Reversal of Provision for Credit Losses. For the three months ended June 30, 2005 and 2004, the Company recorded a reversal of provision for credit losses of $24.9 million and $19.7 million, respectively, to reduce its reserve for credit losses. The reserve reduction was primarily due to recoveries ($1.2 million and $4.7 million for the three months ended June 30, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $4.5 million for the three months ended June 30, 2005 compared to a net gain of $19.9 million for the three months ended June 30, 2004. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the decrease over the prior year was primarily attributable to the prior year including a one-time gain from the sale of a substantial portion of the Company’s timeshare portfolio, partially offset by increased activity and realization from the Company’s transportation portfolio during 2005.

The net gain during the second quarter of 2005 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $9.5 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, partially offset by $3.6 million of net valuation markdowns within the transportation leveraged lease portfolio.

The net gain during the second quarter of 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the sale of a portion of the Company’s timeshare resort portfolio and $6.2 million of gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves. Partially offsetting these net gains were $10.0 million of impairment markdowns within the Company’s real estate leveraged lease portfolio.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued improvement in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this trend will be sustained and if so, for how long.

During the second quarter of 2005, the Company evaluated multiple offers to purchase a substantial portion of the remaining assets; however, prices for those assets were not acceptable. FINOVA will continue to consider future sales of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. In evaluating offers, FINOVA will generally compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expense. For the three months ended June 30, 2005, portfolio expenses totaled $8.2 million compared to $4.4 million for the same period of 2004. The increase was primarily due to the timing and level of maintenance reinvestment projects within the transportation portfolio.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($5.4 million and $2.7 million during the three months ended June 30, 2005 and 2004, respectively). As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, the transportation portfolio has experienced an increase in portfolio expenses, while the level of assets has declined. Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to reinvest in certain types of aircraft as long as it economically makes sense.

General and Administrative Expenses. General and administrative expenses decreased $1.6 million to $11.5 million for the three months ended June 30, 2005. The decrease was primarily due to $2.2 million of cost savings resulting from staffing and office occupancy reductions (75 employees at June 30, 2005 compared to 137 at June 30, 2004), partially offset by higher severance accruals ($1.4 million) related to notifications of future terminations. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

As previously discussed, the Company accelerated numerous staff reductions, which were designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. The costs savings from these reductions will not begin to be seen until the second half of 2005 and their full benefit will not be realized until 2006. A portion of the savings in 2005 will be offset by increased severance costs.

Income Tax Expense. For the three months ended June 30, 2005 and 2004, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of June 30, 2005, the Company had federal net operating losses of $1.2 billion available for carryforward.

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

During the second quarter of 2005, the Company made a $59.4 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $1.8 billion. In July 2005, FINOVA announced an additional $89.0 million prepayment that will be made during the third quarter of 2005. Following this prepayment, cumulative principal prepayments from May 2004 through the third quarter of 2005 will have totaled $1.2 billion or 42% of the face amount ($2.97 billion) of the Senior Notes.

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

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $65.6 million by August 15, 2005. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors.

In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted on July 14, 2005. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency.

The Company has a negative net worth of $531.4 million as of June 30, 2005 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $448.2 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any material changes during the six months ended June 30, 2005, except for the Senior Note prepayments discussed throughout this document and the motion filed related to the restricted stockholder distributions.

Collection of the Portfolio

As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. During the second quarter of 2005, the Company evaluated multiple offers to purchase a substantial portion of the remaining assets; however, prices for those assets were not acceptable. FINOVA will continue to consider future sales of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. Due to restrictions contained in the Indenture as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

The following table presents the activity in total financial assets, net of the reserve for credit losses for the six months ended June 30, 2005:

(Dollars in thousands)
Total financial assets at December 31, 2004	$604,665
Cash activity:
Fundings under existing customer commitments	7,741
Collections and proceeds from financial assets	(203,521)

Net cash flows	(195,780)

Non-cash activity:
Reversal of provision for credit losses	45,340
Net loss on financial assets	(1,746)
Other non-cash activity	(4,320)

Net non-cash activity	39,274

Total financial assets at June 30, 2005	$448,159

Total financial assets, net of the reserve for credit losses, declined to $448.2 million at June 30, 2005, down from $604.7 million at December 31, 2004. During 2005, net cash flows from the portfolio totaled $195.8 million, while non-cash activity resulted in a $39.3 million increase in net financial assets. Components of net cash flows included $167.7 million of collections from financial assets (including recoveries) and $35.8 million from the sale of assets (excluding cash gains), offset by $7.7 million of fundings under existing customer commitments. Collections from financial assets include prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $45.3 million reversal of reserves, partially offset by a $1.7 million net decrease related to the valuation of owned assets and other non-cash activity of $4.3 million.

The real estate portfolio (combined remaining resort and specialty real estate portfolios) declined to a carrying amount of $60.4 million or 12.2% of the Company’s total financial assets (before reserves) at June 30, 2005 as compared to $156.1 million or 22.1% of the Company’s total financial assets (before reserves) at December 31, 2004. The decline was primarily attributable to prepayments, assets sales and scheduled amortization. During the second quarter of 2005, the Company completed the sale of its last two real estate leveraged leases for net proceeds of $14.1 million. Additionally, the Company has been formally notified that certain customers intend to prepay their respective obligations during the second half of 2005. As a result, the remainder of the real estate portfolio is expected to continue to have accelerated runoff, primarily from its accruing assets. These accruing assets are generally recorded at a low discount to par and their liquidation is not expected to generate significant returns in excess of par or contractual amounts. The nonperforming assets within the portfolio have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying collateral. These assets have the potential for recoveries in excess of their net carrying amounts.

The carrying amount of the Company’s transportation portfolio declined $49.5 million since December 31, 2004 to $244.6 million at June 30, 2005, which represents 49.3% of the Company’s total financial assets (before reserves). The decline was primarily attributable to prepayments, asset sales, scheduled amortization and valuation adjustments to the transportation leveraged lease portfolio. The decline was partially offset by the prepayment of $12.5 million of non-recourse debt associated with two leveraged leases. FINOVA repossessed the underlying collateral (an aircraft and a spare engine) related to these leveraged leases during the first quarter of 2005. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of older aircraft generally is not desirable to domestic commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the airline industry. A market for many of these aircraft may never fully return, but the Company believes the course of action to maximize their value is to patiently work and market these assets and wait for opportune moments to sell or lease the assets that have the potential to return to service, and scrap those assets that are not likely to return to service. As previously discussed, the aircraft-financing market continued to display increased activity and aircraft values. As a result, the Company had a greater level of asset realization in excess of recorded carrying amounts from its transportation portfolio during the first half of 2005 than occurred in 2004. While the Company has seen an increase in demand for certain types of aircraft, the Company remains cautious because of uncertainty in the airline industry.

All other portfolios (carrying amount of $190.8 million at June 30, 2005) are comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The decline in the portfolio was primarily attributable to numerous prepayments, asset sales and scheduled amortization. This portfolio represents 38.5% of the Company’s total financial assets (before reserves) and generally contains assets that are more difficult and work intensive to liquidate. Approximately 75% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloons obligations, or are otherwise in default. The Company expects runoff within this portfolio to continue at somewhat the same pace as 2004; however, the pace of runoff will be largely dependent on the resolution of a few significant accounts within the portfolio, including the litigation related to loans to The Thaxton Group Inc. and related companies described in Part I, Item 1, Legal Proceedings, of this report. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts; however, there can be no assurance that the Company will be successful in recovering amounts in excess its carrying amounts.

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

FINOVA’s reserve for credit losses decreased to $47.6 million at June 30, 2005 from $101.3 million at December 31, 2004. At June 30, 2005, the total carrying amount of impaired loans and leases was $316.3 million, of which $128.4 million were revenue accruing. The Company has established impairment reserves of $45.0 million related to $106.4 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

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

Accounts classified as nonaccruing were $189.8 million or 38.3% of total financial assets (before reserves) at June 30, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $37.6 million and write-offs and net valuation markdowns of $22.7 million. Also contributing to the decline was the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

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

•

Conditions affecting the Company’s aircraft portfolio including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be in as high a demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available. High fuel prices may adversely affect the demand for less fuel-efficient aircraft, including many of those in FINOVA’s portfolio.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Annual Meeting of Shareowners of the Company was held on May 18, 2005. At that meeting, stockholders owning 115,335,165 shares of the Company’s Common Stock were present in person or by proxy. The stockholders approved the election of each director nominee by the following plurality:

	Number of Votes
	For	Withheld
Thomas F. Boland	109,466,884	5,868,281
Ian M. Cumming	109,370,450	5,964,715
G. Robert Durham	109,461,389	5,873,776
Thomas E. Mara	109,382,392	5,952,773
R. Gregory Morgan	109,449,689	5,885,476
Kenneth R. Smith	109,380,304	5,954,861
Joseph S. Steinberg	109,365,982	5,969,183

Item 6.	Exhibits

a)	Exhibits

10.A.1	Letter from FINOVA to Philip A. Donnelly dated July 6, 2005.

10.A.2	Letter from FINOVA to Jeffrey D. Weiss dated March 15, 2005.

10.A.3	Letter from FINOVA to James M. Wifler dated July 6, 2005.

10.A.4	Letter from FINOVA to Richard A. Ross dated July 6, 2005.

10.B	Amended and Restated Severance Pay Plan and Summary Plan Description.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

THE FINOVA GROUP INC.

(Registrant)

Date: August 11, 2005	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
10.A.1	Letter from FINOVA to Philip A. Donnelly dated July 6, 2005.

10.A.2	Letter from FINOVA to Jeffrey D. Weiss dated March 15, 2005.

10.A.3	Letter from FINOVA to James M. Wifler dated July 6, 2005.

10.A.4	Letter from FINOVA to Richard A. Ross dated July 6, 2005.

10.B	Amended and Restated Severance Pay Plan and Summary Plan Description.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.