Form 10-Q
period 2005-09-30
FINOVA GROUP INC
filed 2005-11-08
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission file number 001-11011

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2005, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$218,147	$480,485
Restricted cash - impermissible restricted payments	65,607	42,176
Financing Assets:
Loans and other financing contracts, net	239,686	416,695
Direct financing leases	81,927	132,995

Total financing assets	321,613	549,690
Reserve for credit losses	(50,409)	(101,270)

Net financing assets	271,204	448,420

Other Financial Assets:
Operating leases	63,042	69,310
Assets held for the production of income	30,217	14,855
Investments	19,898	29,582
Assets held for sale	3,922	42,498

Total other financial assets	117,079	156,245

Total Financial Assets	388,283	604,665
Other assets	29,657	6,799

	$701,694	$1,134,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.7 billion and $2.2 billion, respectively)	$1,171,986	$1,586,957
Interest payable	48,773	20,742
Accounts payable and accrued expenses	46,785	58,361
Deferred income taxes, net	2,490	2,742

Total Liabilities	1,270,034	1,668,802

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(681,888)	(632,702)
Accumulated other comprehensive loss	(315)	(15,838)
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(568,340)	(534,677)

	$701,694	$1,134,125

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004
Revenues:
Interest income	$7,742	$15,714	$23,891	$98,057
Rental income	2,740	4,557	9,550	19,678
Operating lease income	8,654	11,923	31,878	41,069
Fees and other income	3,635	3,930	11,084	16,332

Total Revenues	22,771	36,124	76,403	175,136
Interest expense	(42,419)	(62,246)	(134,917)	(196,087)
Operating lease and other depreciation	(2,020)	(4,076)	(6,407)	(13,304)

Interest Margin	(21,668)	(30,198)	(64,921)	(34,255)

Other Revenues and (Expenses):
Reversal of provision for credit losses	129	32,248	45,469	102,611
Net (loss) gain on financial assets	(2,679)	33,507	17,902	66,187
Portfolio expenses	(4,984)	(5,621)	(15,516)	(16,205)
General and administrative expenses	(7,958)	(6,866)	(32,120)	(34,204)

Total Other Revenues and (Expenses)	(15,492)	53,268	15,735	118,389

(Loss) income before income taxes	(37,160)	23,070	(49,186)	84,134
Income tax expense	—	—	—	—

Net (Loss) Income	$(37,160)	$23,070	$(49,186)	$84,134

Basic/diluted (loss) earnings per share	$(0.30)	$0.19	$(0.40)	$0.69

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net (loss) income	$(49,186)	$84,134
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Reversal of provision for credit losses	(45,469)	(102,611)
Net cash gain on disposal of financial assets	(26,170)	(60,648)
Net non-cash charge-off (gain) on financial assets	8,268	(5,539)
Depreciation and amortization	7,021	14,404
Deferred income taxes, net	(252)	914
Fresh-start accretion - assets	(2,135)	(25,283)
Fresh-start discount amortization - Senior Notes	30,221	35,517
Change in assets and liabilities:
(Increase) decrease in other assets	(1,885)	1,845
Decrease in accounts payable and accrued expenses	(13,464)	(28,004)
Increase in interest payable	28,031	39,157

Net Cash Used by Operating Activities	(65,020)	(46,114)

Investing Activities:
Proceeds from disposals of leases and other owned assets	35,851	54,106
Proceeds from sales of investments	3,654	11,338
Proceeds from sales of loans and financing leases	27,041	195,799
Collections and prepayments from financial assets	205,937	643,805
Fundings under existing customer commitments	(11,024)	(50,605)
Deposit of impermissible restricted payments into restricted cash account	(23,431)	(29,679)
Recoveries of loans previously written off	9,846	30,445

Net Cash Provided by Investing Activities	247,874	855,209

Financing Activities:
Principal repayments of Berkadia Loan		(525,000)
Principal prepayments of Senior Notes	(445,192)	(563,910)

Net Cash Used by Financing Activities	(445,192)	(1,088,910)

Decrease in Cash and Cash Equivalents	(262,338)	(279,815)
Cash and Cash Equivalents, beginning of year	480,485	789,138

Cash and Cash Equivalents, end of period	$218,147	$509,323

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2004	$1,259	$108,256	$(764,715)	$2,989	$(536)	$(652,747)

Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	1,259	113,140	(632,702)	(15,838)	(536)	(534,677)

Comprehensive loss:
Net loss			(49,186)			(49,186)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				(1,084)		(1,084)
Net change in foreign currency translation				113		113

Comprehensive loss						(33,663)

Balance, September 30, 2005	$1,259	$113,140	$(681,888)	$(315)	$(536)	$(568,340)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Going Concern

As of September 30, 2005, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accountants have qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

For a listing of the Company’s significant accounting policies, see Note B. Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidation of Interim Reporting

The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for a full year.

C.	Total Financial Assets

Total financial assets represent the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of September 30, 2005 and December 31, 2004, the carrying amount of total financial assets (before reserves) was $438.7 million and $705.9 million, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at September 30, 2005:

	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
Transportation	$		$56,195	$34,116	$26,689	$93,234	$210,234	48.0
Real estate		30,173	21,988	9,424	13		61,598	14.0
All other portfolios		16,347	33,368	92,285	4,937	19,923	166,860	38.0

Total financial assets		$46,520	$111,551	$135,825	$31,639	$113,157	$438,692	100.0
Reserve for credit losses							(50,409)

Total							$388,283

Since FINOVA’s total financial assets are concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. The Company has also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of those borrowers and their affiliates. At September 30, 2005, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $262.6 million and represented 59.9% of the Company’s total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2004 of $321.7 million, which represented 45.6% of total financial assets (before reserves). The current top 10 exposures are concentrated in six transportation accounts, while the other four are split between real estate and all other portfolios.

As of the date of this report, two of the top 10 exposures have been sold or are committed to sales transactions, while another customer has notified the Company of its intent to potentially prepay its obligation prior to year-end. The top 10 exposures also include the Company’s carrying values of two well-publicized bankruptcies (The Thaxton Group Inc. and Northwest Airlines Inc.). Refer to Note I. Litigation and Claims for a further discussion of the Thaxton proceedings. FINOVA’s exposure to Northwest Airlines includes eight leveraged leases on two Boeing 757 aircraft and six regional jets, a direct financing lease on a Boeing 747 and an operating lease on 33 aircraft engines, of which 22 are in the process of being returned to FINOVA in the ordinary course of the transaction. Northwest Airlines has notified the Company of their intent to renegotiate the terms of the leveraged leases or possibly reject the transactions. The outstanding senior debt on the leveraged leases is significantly in excess of the underlying aircraft values. As a result, FINOVA wrote-off the remaining $10.4 million carrying amount of these leveraged leases, which have a total contractual balance of $86.4 million and are classified as assets held for sale on the balance sheet. FINOVA anticipates retaining the direct financing lease, which has a contractual balance of $42.9 million, and the operating lease, if both parties can agree to restructured terms.

At September 30, 2005, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
Airbus 300	3		3	23
Boeing 727	9	4	5	26
Boeing 737	16	16		19
Boeing 747	1		1	17
Boeing 757	5	5		12
McDonnell Douglas DC8 and DC9	4	4		33
McDonnell Douglas DC10	10	1	9	27
McDonnell Douglas MD Series	18	18		20
Regional jets, corporate aircraft and turbo props	29	29		13

Total	95	77	18	19

At September 30, 2005, 34 aircraft with a carrying value of $110.5 million were operated by domestic carriers and 48 aircraft with a carrying value of $61.4 million were operated by foreign carriers. Additionally, 13 aircraft with a carrying value of $26.3 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 2 aircraft which have been identified for potential dismantling or sale at scrap values.

The Company’s transportation portfolio also includes aircraft engines and parts, domestic railroad and other transportation equipment. The carrying value of this equipment was $12.0 million at September 30, 2005.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its real estate portfolio. At September 30, 2005, the carrying amount of the real estate portfolio by industry was as follows:

	Carrying Amount	%
Resort and timeshare	$31,453	51.1%
Hospitality	30,145	48.9%

Total	$61,598	100.0%

The Company’s exposure in the real estate portfolio increased slightly during the quarter ended September 30, 2005 as a result of the recognition of previously suspended and deferred income, which resulted from an asset being returned to earning status following demonstration of sustained performance.

D.	Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of year	$101,270	$274,828
Reversal of provision for credit losses	(45,469)	(102,611)
Write-offs	(15,238)	(57,309)
Recoveries	9,846	30,445

Balance, end of period	$50,409	$145,353

For the nine months ended September 30, 2005, the Company recorded a $45.5 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improvement in collection experience on certain assets, recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in the portfolio. Partially offsetting the reserve reduction were new and additional impairment reserves established on certain accounts.

A summary of the reserve for credit losses by impaired and other assets was as follows:

	September 30, 2005	December 31, 2004
Reserves on impaired assets	$48,018	$96,245
Other reserves	2,391	5,025

Reserve for credit losses	$50,409	$101,270

At September 30, 2005, the total carrying amount of impaired loans and leases was $277.3 million, of which $111.6 million were revenue accruing. The Company has established impairment reserves of $48.0 million related to $117.0 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to nonaccruing or impaired status during 2005 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased as a result of prepayments, collections and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $167.5 million or 38.2% of total financial assets (before reserves) at September 30, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $51.7 million and write-offs and net valuation markdowns of $32.9 million. Also contributing to the decline was the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

The composition of nonaccruing assets included in total financial assets was as follows:

	September 30, 2005	December 31, 2004
Contracts	$165,798	$256,313
Repossessed assets	1,666	3,052

Total nonaccruing assets	$167,464	$259,365

Nonaccruing assets as a percentage of total financial assets (before reserves)	38.2%	36.7%

E.	Debt

A summary of the Company’s total debt outstanding was as follows:

	September 30, 2005	December 31, 2004
Senior Notes:
Principal	$1,721,410	$2,166,603
Fresh-start discount	(549,424)	(579,646)

Senior Notes, net	$1,171,986	$1,586,957

During the third quarter of 2005, the Company made an $89.0 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $1.7 billion. In October 2005, FINOVA announced an additional $29.7 million prepayment that will be made during the fourth quarter of 2005. Following this prepayment, cumulative principal prepayments from May 2004 through the fourth quarter of 2005 will have totaled $1.3 billion or 43% of the face amount ($2.97 billion) of the Senior Notes.

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

At September 30, 2005, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $549.4 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e. 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $67.2 million by November 15, 2005. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors.

In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted with three members on July 14, 2005. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency. Refer to Note I. Litigation and Claims for a further discussion of the motion.

In accordance with FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), Berkshire Hathaway and its direct and indirect subsidiaries had agreed to retain ownership of all Senior Notes received by Berkshire Hathaway pursuant to the Plan for a period of four years from the effective date (August 21, 2001) of the Plan. As of August 21, 2005, this four-year period had expired and Berkshire Hathaway is no longer restricted from selling its interest in FINOVA’s Senior Notes.

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

Cash Flows

The Company had no minimum funding requirement for its pension plan for the nine months ended September 30, 2005 and 2004. During 2005, the Company has made discretionary contributions of $12.0 million to improve the funded status of the plan. Based on revised estimates of final termination costs, the Company anticipates that the pension trust has sufficient assets to fully fund and enable the plan to pay all of its obligations to each participant. As a result, the Company is not expected to make any further contributions. The Company expects to finalize the termination of the pension plan and distribute the trust’s assets to participants during the fourth quarter of 2005. In conjunction with the settlement of the pension plan, the Company will record a charge to operations related to the plan’s termination costs and to eliminate a $23.9 million prepaid pension asset.

G.	Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$4,252	$2,573
Payments	(6,891)	(683)
Net additions	5,941

Balance, end of period	$3,302	$1,890

As of September 30, 2005, FINOVA had accrued a liability for termination benefits (including severance) of $3.3 million related to 62 individuals at various levels within the Company. During the nine months ended September 30, 2005, the Company paid termination benefits of $6.9 million and recorded a net charge of $5.9 million to partially accrue for employees notified of their pending termination.

As of September 30, 2005, the Company had a total liability for terminated leases and office space it has ceased using of $1.9 million. The decrease since December 31, 2004 was due to the payment of scheduled lease rentals (net of sublease income).

H.	Income Taxes

As of September 30, 2005 and December 31, 2004, the Company had federal net operating loss carry forwards of $1.2 billion and $1.1 billion, respectively. No income tax expense or benefit was recorded during the nine months ended September 30, 2005 and 2004. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company does not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at September 30, 2005. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million. The Thaxton Group had approximately 6,800 holders of its subordinated notes that were issued in several states, with a total subordinated indebtedness of approximately $122 million.

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

Upon motion by FINOVA to the United States Judicial Panel for MultiDistrict Litigation (Docket 1612), all five Thaxton-related actions were transferred on June 18, 2004 to the United States District Court for the District of South Carolina for coordinated pre-trial proceedings (the “MDL Litigation”). In June 2005, the South Carolina District Court certified the MDL Litigation as a class action (collectively, the “Class Action”).

On October 6, 2005, the United States Court of Appeals for the Fourth Circuit issued an order granting the Company’s petition for permission to appeal the order of the South Carolina District Court certifying the class action cases and staying further proceedings in the South Carolina District Court during the pendency of the appeal or until the further order of the Court of Appeals.

In addition to the MDL Litigation, Thaxton’s unsecured creditors committee (the “Thaxton Committee”) has an action against FINOVA in the bankruptcy proceedings of the Thaxton Entities (the “Adversary Proceeding”) seeking on various grounds, among other things to avoid and/or equitably subordinate the liens and claims of FINOVA against the Thaxton Entities and to recover payments previously collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Adversary Proceeding was filed in the United States Bankruptcy Court for the District of Delaware and was consolidated with the MDL Litigation for pre-trial proceedings.

The Company was notified on September 21, 2005, that the South Carolina District Court had denied the Company’s motion to transfer the Adversary Proceeding back to the United States District Court for the District of Delaware at this time, denied the Company’s motion for partial summary judgment on certain claims in the Adversary Proceeding, and granted the Thaxton Committee’s motion for partial summary judgment on the Committee’s claim for equitable subordination. This opinion has not yet been issued by the court.

As Thaxton has liquidated assets, portions of the payments collected by Thaxton have been deposited into a reserve account (approximately $72 million at September 30, 2005) in the name of both FINOVA and the Thaxton Entities bankruptcy estates rather than being paid to FINOVA in respect of FINOVA’s outstanding loan. During the third quarter of 2005, FINOVA and Thaxton also agreed to deposit future interest payments and legal expense reimbursement that FINOVA alleges are due from Thaxton to FINOVA into two additional reserve accounts (an aggregate of approximately $3.4 million at September 30, 2005), each in the name of both FINOVA and the Thaxton Entities bankruptcy estates. These reserve accounts are expected to be maintained until the Adversary Proceeding is resolved. These amounts are not reflected in FINOVA’s balance sheet. As a result of these reserve accounts, the amount of cash flow being paid by the Thaxton Entities to FINOVA has decreased from prior periods.

If the South Carolina District Court’s equitable subordination finding is not overturned or otherwise modified, the Company’s ability to recover on its claims in the Thaxton Entities bankruptcy cases may be materially and negatively affected, depending upon the exact nature of that ruling, as well as the results of other rulings in this litigation that may substantially limit the effect and importance of the equitable subordination ruling. Among the other rulings that could affect the Company’s ability to recover its claims, either positively or negatively, is the Delaware bankruptcy court’s ruling on a pending request seeking substantive consolidation of the Thaxton Entities. The Delaware bankruptcy court held a hearing on that issue in 2004, but has not yet ruled on the matter. A material and negative impact on the Company’s ability to recover on its claims in the

Thaxton Entities bankruptcy cases would have a material adverse impact on the Company’s financial position, results of operations and/or cash flow.

If the class actions result in a significant adverse final determination against the Company, which is not anticipated, it is unlikely that the Company would be able to satisfy that liability due to its financial condition. As previously disclosed, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in connection with the Thaxton Entities, whether in the MDL Litigation, in the class actions, or in the Adversary Proceeding, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities, including without limitation with respect to the pending substantive consolidation request.

Motion Regarding Distributions to Shareholders

As discussed more fully in Note E. Debt above, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account, and will total $67.2 million by November 15, 2005. Because FINOVA will not be able to repay the Senior Notes in full, it has filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors. A hearing on the motion was held on June 10, 2005 before the Bankruptcy Court. At that time, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. On July 14, 2005, the Equity Committee was reconstituted with three members. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency, which they are currently undertaking.

FINOVA has been cooperating with the Equity Committee and has agreed to provide the Committee with requested financial information for their review. A hearing on the matter is currently scheduled for November 29, 2005 in the Delaware Bankruptcy Court.

Litigation Related to FINOVA v. Richard Arledge; Arledge v. FINOVA

FINOVA filed a collection action against Richard Arledge and Arledge Motor Company (collectively “Arledge”) in June 2002 in the United States District Court, District of Arizona (the “Court”), case number CIV02-1277-PHX-RCB. On or about October 1, 2002, Arledge responded in the Arizona action with a counterclaim, alleging various lender liability claims against FINOVA.

Arledge filed an Application for Temporary Restraining Order (“TRO”) and Order to Show Cause, Alternatively Application for Prejudgment Writ of Attachment against FINOVA on August 24, 2005 in an attempt to prevent FINOVA from liquidating part or all of its assets pending trial. The Court denied the motion for TRO. The Court, however, granted Arledge’s request for a prejudgment attachment, but conditioned the issuance of any resulting writ of attachment on Arledge posting a $4.5 million bond (which has not occurred). An evidentiary hearing was held on October 24, 2005 on Arledge’s request for a preliminary injunction, and FINOVA is awaiting a ruling by the Court.

If the requested preliminary injunction is granted against FINOVA, this could have a material adverse impact on the Company’s operations. However, the Company continues to believe that all of the claims against it are without merit. The Company intends to vigorously defend the claims asserted against it.

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

Company Direction. The Company expects to continue its present course by seeking to maximize the value of the remaining portfolio through the orderly collection or sale of financial assets. The Company anticipates that when all or substantially all of the assets have been liquidated that the Company’s affairs will need to be wound-up. The Company continues to analyze the potential methods of wind-up, which might involve a sale of the remaining assets, an assignment for the benefit of the creditors, or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. We cannot predict the timing or nature of that final wind-up, but the Company continues working towards accomplishing that end in a prudent manner.

Collection/Liquidation of Assets. During the nine months ended September 30, 2005, internally generated net cash flows from the portfolio totaled $245.1 million. These net cash flows together with existing cash on hand at year-end were used to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $388.3 million at September 30, 2005, down from $604.7 million at December 31, 2004. The asset decline was primarily attributable to customer prepayments, scheduled collections and individual asset sales. The Company’s transportation portfolio continued to experience a strong level of activity and in certain instances realization of assets in excess of recorded carrying amounts (net of reserves) throughout the third quarter of 2005; however, the Company still does not believe realization will increase sufficiently to fully offset the Company’s deficit. The Company is also cautious regarding the stability of the aircraft-financing market due to uncertainty in the airline industry. For a further discussion of industry trends, please see Results of Operations below.

The decline in net financial assets was partially offset by $28.8 million of non-cash activity, primarily the reversal of reserve for credit losses. Reserve reversals are down from the prior year, but FINOVA continues to experience better than previously anticipated realization on the Company’s total portfolio. The majority of the reversal activity has been driven by prepayments and asset sales in excess of recorded carrying amounts (net of reserves) and improved collection experience.

The non-cash reversal of reserve for credit losses and cash gains realized from asset sales were not sufficient to fully offset the Company’s negative interest margin and operating costs for 2005. As a result, the Company posted a $49.2 million net loss for the nine months ended September 30, 2005.

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

Partial Prepayment of Senior Notes. During the third quarter of 2005, the Company made an $89.0 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $1.7 billion. In October 2005, FINOVA announced an additional $29.7 million prepayment that will be made during the fourth quarter of 2005. Following this prepayment, cumulative principal prepayments from May 2004 through the fourth quarter of 2005 will have totaled $1.3 billion or 43% of the face amount ($2.97 billion) of the Senior Notes.

A summary of prepayment activity on the Senior Notes is as follows:

Prepayment Date	Record Date	Principal Amount	Percentage of Principal Prepaid
		(Dollars in thousands)
Cumulative Prepayments through December 31, 2004		$801,346	27%
2005 Prepayment Activity:
January 18, 2005	January 10, 2005	178,077	6%
February 15, 2005	February 8, 2005	59,359	2%
March 15, 2005	March 8, 2005	59,359	2%
May 16, 2005	May 9, 2005	59,359	2%
August 15, 2005	August 8, 2005	89,038	3%
November 15, 2005	November 7, 2005	29,679	1%

		474,871	16%

Cumulative Prepayments through November 15, 2005		$1,276,217	43%

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

In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted with three members on July 14, 2005. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency.

FINOVA has been cooperating with the Equity Committee and has agreed to provide the Committee with requested financial information for their review. A hearing on the matter is currently scheduled for November 29, 2005 in the Delaware Bankruptcy Court. Refer to Financial Condition, Liquidity and Capital Resources for a further discussion of the motion and the restricted stockholder payments.

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

FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap values were assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite limited demand for certain of these aircraft today. While the current market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology may exceed the values that the Company would realize if it was required to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of September 30, 2005 and December 31, 2004, the reserve for credit losses totaled $50.4 million and $101.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of September 30, 2005 and December 31, 2004, owned assets totaled $93.3 million and $84.2 million, or 21.3% and 11.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of September 30, 2005 and December 31, 2004, assets held for sale totaled $3.9 million and $42.5 million, or 0.8% and 6.0% of total financial assets (before reserves), respectively.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic condition, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of September 30, 2005 and December 31, 2004, $167.5 million and $259.4 million, or 38.2% and 36.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

Fresh-Start Reporting. Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the asset adjustment was originally scheduled to accrete into income over the life of the underlying transactions. As of September 30, 2005, the unamortized amount totaled $53.4 million. If the underlying transactions are subsequently classified as nonaccruing, amortization ceases. As of September 30, 2005, accretion had been suspended on $41.6 million of the amortizable balance. The Senior Notes were initially recorded at their estimated fair value based upon their trading price shortly after they were issued. The original discount is being partially amortized as additional interest expense over the term of the notes. As of September 30, 2005, the unamortized discount totaled $549.4 million. Discount amortization is adjusted as principal payments are made. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence, which was originally $2.8 billion. In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Interest margin	$(21,668)	$(30,198)	$8,530	$(64,921)	$(34,255)	$(30,666)
Reversal of provision for credit losses	129	32,248	(32,119)	45,469	102,611	(57,142)
Net (loss) gain on financial assets	(2,679)	33,507	(36,186)	17,902	66,187	(48,285)
Portfolio expenses	(4,984)	(5,621)	637	(15,516)	(16,205)	689
General and administrative expenses	(7,958)	(6,866)	(1,092)	(32,120)	(34,204)	2,084

Net (loss) income	$(37,160)	$23,070	$(60,230)	$(49,186)	$84,134	$(133,320)

Nine Months Ended September 30, 2005 and 2004

Net (Loss) Income. For the nine months ended September 30, 2005, the Company reported a net loss of $49.2 million compared to net income of $84.1 million for the nine months ended September 30, 2004.

In general, the decrease in net income was primarily attributable to the nine months ended September 30, 2005 containing a lower level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected within the financial statements in the form of reversal of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

Even though year-to-date asset realization for 2005 did not reach the level of 2004, the Company still experienced better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, the aircraft-financing market continued to display a strong level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate asset realization in excess of recorded carrying amounts for

2005 comparable to the levels of the first nine months of 2004, while the remainder of the portfolio experienced a significant decline in the level and volume of assets liquidated in excess of carrying amounts.

The Company has seen an increase in demand for certain types of aircraft; however, the Company is skeptical about whether that demand will be altered by the continued uncertainty in the airline industry and the recent bankruptcy filings of Delta Airlines and Northwest Airlines. FINOVA only has direct exposure to Northwest Airlines, but both carriers are in the process of rejecting or restructuring the terms of numerous financing transactions. As a result of multiple airline bankruptcies, FINOVA anticipates that excess aircraft will be parked and forced into the market. Many major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue for a lengthy period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may be put on bankruptcy watch by the marketplace. As of September 30, 2005, a number of prominent domestic airlines were in bankruptcy with others threatening to file if certain cost reductions cannot be realized. The impact of these events may not be fully understood for a period of time. The uncertainty in the airline industry in general and FINOVA’s ability to realize values in particular centers on what will happen to aircraft lease rates and values as a result of the instability of the airline industry and the compounding effect of the industry’s recent events.

In certain instances, assets liquidated during 2005 returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to continue to become more sporadic. The Company had been encouraged by the level of activity in the aircraft-financing market, but remains cautious due to the fragile nature of the airline industry. As a result, the Company expects net income for 2005 to continue to trail the prior year level.

Interest Margin. For the nine months ended September 30, 2005, interest margin decreased $30.7 million to a negative $64.9 million as compared to a negative margin of $34.2 million for the nine months ended September 30, 2004.

The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($15.0 million and $67.3 million for the nine months ended September 30, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2004 levels. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

Additionally, the Company’s interest margin was significantly impacted by a lower level of earning assets ($158.1 million and $507.1 million at September 30, 2005 and 2004, respectively) than the principal amount of outstanding debt ($1.7 billion and $2.4 billion at September 30, 2005 and 2004, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.4% and 11.5% for the nine months ended September 30, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Reversal of Provision for Credit Losses. For the nine months ended September 30, 2005 and 2004, the Company recorded reversals of provision for credit losses of $45.5 million and $102.6 million, respectively, to reduce its reserve for credit losses. The reserve reductions were primarily due to recoveries ($9.8 million and $30.4 million for the nine months ended September 30, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio.

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

Net Gain on Financial Assets. The Company realized a net gain on financial assets of $17.9 million for the nine months ended September 30, 2005 compared to a net gain of $66.2 million for the nine months ended September 30, 2004. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the decrease over the prior year was primarily attributable to the prior year including a one-time gain from the sale of a substantial portion of the Company’s timeshare portfolio and valuation markdowns taken in 2005 on the Company’s transportation leveraged lease portfolio.

The net gain during the nine months ended September 30, 2005 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $27.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.0 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of the Company’s last two remaining real estate leveraged leases.

Partially offsetting the 2005 gain activity were $18.4 million of net valuation markdowns within the Company’s transportation leveraged lease portfolio. As previously discussed, in conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified FINOVA of its intent to renegotiate the terms of eight leveraged leases or possibly reject the transactions. The Northwest leveraged leases are secured by two Boeing 757 aircraft and six regional jets. The outstanding senior debt on the leveraged leases is significantly in excess of the underlying aircraft values. As a result in the third quarter of 2005, FINOVA wrote-off the remaining $10.4 million carrying amount of these leveraged leases, which have a total contractual balance of $86.4 million and are classified as assets held for sale on the balance sheet. FINOVA recorded total markdowns of $14.4 million on the Northwest Airlines leveraged leases during the nine months ended September 30, 2005, while the remainder of the net markdowns on the transportation leveraged lease portfolio was primarily associated with the American Trans Air bankruptcy.

The net gain during the nine months ended September 30, 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the sale of a portion of the Company’s timeshare resort portfolio, $7.1 million of net gains realized on the sale of private and public investments and $29.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued strong activity in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this trend will be sustained and if so, for how long.

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

Portfolio Expense. For the nine months ended September 30, 2005, portfolio expenses totaled $15.5 million compared to $16.2 million for the same period of 2004. The Company has continued to experience a decline in the level of problem account and workout expenses as assets have declined, except for transportation related assets.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($9.2 million and $10.7 million during the nine months ended September 30, 2005 and 2004, respectively). As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, the transportation portfolio has experienced portfolio expenses comparable to the prior year, while the level of assets has declined. Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to reinvest in certain types of aircraft as long as it economically makes sense.

General and Administrative Expenses. General and administrative expenses decreased $2.1 million to $32.1 million for the nine months ended September 30, 2005. The decrease was primarily due to $8.0 million of cost savings resulting from staffing and office occupancy reductions (66 employees at September 30, 2005 compared to 118 at September 30, 2004), partially offset by higher severance accruals ($1.7 million) related to the Company’s recent staffing reductions and to notifications of future terminations and the prior year including a $5.8 million reversal of excess accruals related to bankruptcy claims. The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

Income Tax Expense. No income tax expense or benefit was recorded during the nine months ended September 30, 2005 and 2004. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of September 30, 2005 and December 31, 2004, the Company had federal net operating loss carry forwards of $1.2 billion and $1.1 billion, respectively.

Three Months Ended September 30, 2005 and 2004

Net (Loss) Income. For the three months ended September 30, 2005, the Company reported a net loss of $37.2 million compared to net income of $23.1 million for the three months ended September 30, 2004.

In general, the decrease in net income was primarily attributable to the third quarter of 2005 containing a lower level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected within the financial statements in the form of reversal of excess reserve for credit losses, net gains from the sale of assets and the recognition of suspended income upon the payoff of assets.

Even though asset realization for the third quarter of 2005 did not reach the level of 2004, the Company still experienced better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, the aircraft-financing market continued to display a strong level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate asset realization in excess of recorded carrying amounts during the third quarter of 2005, while the remainder of the portfolio experienced a significant decline in the level and volume of assets liquidated in excess of carrying amounts.

The Company has seen an increase in demand for certain types of aircraft; however, the Company is skeptical about whether that demand will be altered by the continued uncertainty in the airline industry and the recent bankruptcy filings of Delta Airlines and Northwest Airlines. FINOVA only has direct exposure to Northwest Airlines, but both carriers are in the process of rejecting or restructuring the terms of numerous financing transactions. As a result of multiple airline bankruptcies, FINOVA anticipates that excess aircraft will be parked and forced into the market. Many major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue for a lengthy period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may be put on bankruptcy watch by the marketplace. As of September 30, 2005, a number of prominent domestic airlines were in bankruptcy with others threatening to file if certain cost reductions cannot be realized. The impact of these events may not be fully understood for a period of time. The uncertainty in the airline industry in general and FINOVA’s ability to realize values in particular centers on what will happen to aircraft lease rates and values as a results of the instability of the airline industry and the compounding effect of the industry’s recent events.

In certain instances, assets liquidated during the third quarter of 2005 returned amounts in excess of recorded values, but as expected, realization has slowed from prior periods. Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, but the Company expects those events to continue to become more sporadic. The Company had been encouraged by the level of activity in the aircraft-financing market, but remains cautious due to the fragile nature of the airline industry. As a result, the Company expects net income for 2005 to continue to trail the prior year level.

Interest Margin. For the three months ended September 30, 2005, interest margin increased $8.5 million to a negative $21.7 million as compared to a negative margin of $30.2 million for the three months ended September 30, 2004.

The improvement was primarily attributable to a narrowing of the gap between earning assets and outstanding debt. The Company’s negative interest margin continues to be significantly impacted by a lower level of earning assets ($158.1 million and $507.1 million at September 30, 2005 and 2004, respectively) than the principal amount of outstanding debt ($1.7 billion and $2.4 billion at September 30, 2005 and 2004, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.6% and 12.1% for the three months ended September 30, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Interest margin was also impacted by the recognition of suspended and deferred income ($5.4 million and $7.0 million for the three months ended September 30, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2004 levels. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

Reversal of Provision for Credit Losses. For the three months ended September 30, 2005 and 2004, the Company recorded a reversal of provision for credit losses of $0.1 million and $32.2 million, respectively, to reduce its reserve for credit losses. The reserve reductions were primarily due to recoveries ($3.6 million and $8.7 million for the three months ended September 30, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio, partially offset by an increase in reserves specifically identified to a couple of accounts, most notably, FINOVA’s exposure to Northwest Airlines.

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

Net (Loss) Gain on Financial Assets. The Company realized a net loss on financial assets of $2.7 million for the three months ended September 30, 2005 compared to a net gain of $33.5 million for the three months ended September 30, 2004. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the decrease over the prior year was primarily attributable to valuation markdowns taken in 2005 on the Company’s transportation leveraged lease portfolio, decreased activity and realization from the Company’s transportation portfolio during the third quarter of 2005 and the prior year including a non-recurring gain from the partial sale and valuation of the Company’s real estate leveraged lease portfolio.

The net loss during the third quarter of 2005 was primarily attributable to $10.4 million of net valuation markdowns within the Company’s transportation leveraged lease portfolio. As previously discussed, in conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified FINOVA of its intent to renegotiate the terms of eight leveraged leases or possibly reject the transactions. The Northwest leveraged leases are secured by two Boeing 757 aircraft and six regional jets. The outstanding senior debt on the leveraged leases is significantly in excess of the underlying aircraft values. As a result in the third quarter of 2005, FINOVA wrote-off the remaining $10.4 million carrying amount of these leveraged leases, which have a total contractual balance of $86.4 million.

Partially offsetting this loss were net gains for the third quarter of 2005 from the sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $6.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves and $1.2 million of net gains realized from the sale and valuation of private and public investments.

The net gain during the third quarter of 2004 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $12.7 million gain realized from the partial sale and valuation of the Company’s real estate leveraged lease portfolio, $16.7 million of gains realized from sales of aircraft and parts and the forfeiture by aircraft operators of security deposits and maintenance reserves and $1.7 million of net gains realized from the sale and valuation of private and public investments.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued strong activity in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have been liquidated, sold or collected. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the aircraft-financing market have generated favorable volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this trend will be sustained and if so, for how long.

Portfolio Expense. For the three months ended September 30, 2005, portfolio expenses totaled $5.0 million compared to $5.6 million for the same period of 2004. The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($2.2 million and $4.2 million during the three months ended September 30, 2005 and 2004, respectively). Additionally, during the three months ended September 30, 2005, the Company experienced an increase in legal costs associated with the Thaxton litigation, which totaled $1.8 million, due to amounts previously reimbursed from the Thaxton bankruptcy being deposited into a reserve account beginning in the third quarter of 2005. Refer to Note I. Litigation and Claims for a further discussion of the Thaxton litigation.

General and Administrative Expenses. General and administrative expenses increased $1.1 million to $8.0 million for the three months ended September 30, 2005. The increase was primarily the result of the prior year including a $5.8 million reversal of excess accruals related to bankruptcy claims, partially offset by $3.1 million of cost savings resulting from staffing and office occupancy reductions (66 employees at September 30, 2005 compared to 118 at September 30, 2004). The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

Income Tax Expense. No income tax expense or benefit was recorded during the three months ended September 30, 2005 and 2004. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of September 30, 2005 and December 31, 2004, the Company had federal net operating loss carry forwards of $1.2 billion and $1.1 billion, respectively.

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

During the third quarter of 2005, the Company made an $89.0 million partial principal prepayment on the Senior Notes, which reduced the outstanding principal to $1.7 billion. In October 2005, FINOVA announced an additional $29.7 million prepayment that will be made during the fourth quarter of 2005. Following this prepayment, cumulative principal prepayments from May 2004 through the fourth quarter of 2005 will have totaled $1.3 billion or 43% of the face amount ($2.97 billion) of the Senior Notes.

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

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $67.2 million by November 15, 2005. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and

Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors.

In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. The Equity Committee was reconstituted with three members on July 14, 2005. As a precursor to the Bankruptcy Court ruling upon FINOVA’s motion, the Equity Committee shall have the opportunity to independently review FINOVA’s state of solvency.

FINOVA has been cooperating with the Equity Committee and has agreed to provide the Committee with requested financial information for their review. A hearing on the matter is currently scheduled for November 29, 2005 in the Delaware Bankruptcy Court. Refer to Note I. Litigation and Claims for a further discussion of the motion.

The Company has a negative net worth of $568.3 million as of September 30, 2005 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $388.3 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

In accordance with FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), Berkshire Hathaway and its direct and indirect subsidiaries had agreed to retain ownership of all Senior Notes received by Berkshire Hathaway pursuant to the Plan for a period of four years from the effective date (August 21, 2001) of the Plan. As of August 21, 2005, this four-year period had expired and Berkshire Hathaway is no longer restricted from selling its interest in FINOVA’s Senior Notes.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any material changes during the nine months ended September 30, 2005, except for the Senior Note prepayments discussed throughout this document and the motion filed related to the restricted stockholder distributions.

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

The following table presents the activity in total financial assets, net of the reserve for credit losses for the nine months ended September 30, 2005:

(Dollars in thousands)
Total financial assets at December 31, 2004	$604,665
Cash activity:
Fundings under existing customer commitments	11,024
Collections and proceeds from financial assets	(256,159)

Net cash flows	(245,135)

Non-cash activity:
Reversal of provision for credit losses	45,469
Net loss on financial assets	(11,473)
Other non-cash activity	(5,243)

Net non-cash activity	28,753

Total financial assets at September 30, 2005	$388,283

Total financial assets, net of the reserve for credit losses, declined to $388.3 million at September 30, 2005, down from $604.7 million at December 31, 2004. During 2005, net cash flows from the portfolio totaled $245.1 million, while non-cash activity resulted in a $28.8 million increase in net financial assets. Components of net cash flows included $215.8 million of collections from financial assets (including recoveries) and $40.3 million from the sale of assets (excluding cash gains), offset by $11.0 million of fundings under existing customer commitments. Collections from financial assets include prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $45.5 million reversal of reserves, partially offset by a $11.5 million net decrease related to the valuation of assets held for sale and owned assets and other non-cash activity of $5.2 million.

The real estate portfolio (combined remaining resort and specialty real estate portfolios) declined to a carrying amount of $61.6 million or 14.0% of the Company’s total financial assets (before reserves) at September 30, 2005 as compared to $156.1 million or 22.1% of the Company’s total financial assets (before reserves) at December 31, 2004. The decline was primarily attributable to prepayments, assets sales and scheduled amortization. During 2005, the Company completed the sale of its last two real estate leveraged leases for net proceeds of $14.1 million. Additionally, the Company has been formally notified that certain customers intend to prepay their respective obligations in the fourth quarter of 2005. As a result, the remainder of the real estate portfolio is expected to continue to have accelerated runoff, primarily from its accruing assets. These accruing assets are generally recorded at a low discount to par and their liquidation is not expected to generate significant returns in excess of par or contractual amounts. The nonperforming assets within the portfolio have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying collateral. These assets have the potential for recoveries in excess of their net carrying amounts.

The carrying amount of the Company’s transportation portfolio declined $83.8 million since December 31, 2004 to $210.2 million at September 30, 2005, which represents 48.0% of the Company’s total financial assets (before reserves). The decline was primarily attributable to prepayments, asset sales, scheduled amortization and valuation adjustments to the transportation leveraged lease portfolio. The decline was partially offset by the prepayment of $12.5 million of non-recourse debt associated with two leveraged leases to American Trans Air. FINOVA repossessed the underlying collateral (an aircraft and a spare engine) related to these leveraged leases in 2005. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of older aircraft generally is not desirable to domestic commercial airlines and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the airline industry. A market for many of these aircraft may never fully return, but the Company believes the course of action to maximize their value is to patiently work and market these assets and wait for opportune moments to sell or lease the assets that have the potential to return to service, and scrap those assets that are not likely to return to service. As previously discussed, the aircraft-financing market continued to display a strong level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate asset realization in excess of recorded carrying amounts for 2005 comparable to the levels of the first nine months of 2004. While the Company has seen an increase in demand for certain types of aircraft, the Company is skeptical about whether that demand will be altered by the continued uncertainty in the airline industry and the recent bankruptcy filings of Delta Airlines and Northwest Airlines.

All other portfolios (carrying amount of $166.9 million at September 30, 2005) are comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The decline in the portfolio was primarily attributable to numerous prepayments, asset sales and scheduled amortization. This portfolio represents 38.0% of the Company’s total financial assets (before reserves) and generally contains assets that are more difficult and work intensive to liquidate. Approximately 78% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloons obligations, or are otherwise in default. The Company expects runoff within this portfolio to continue at somewhat the same pace as 2004; however, the pace of runoff will be largely dependent on the resolution of a few significant accounts within the portfolio, including the litigation related to loans to The Thaxton Group Inc. and related companies described in Note I. Litigation and Claims. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts; however, there can be no assurance that the Company will be successful in recovering amounts in excess its carrying amounts.

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

FINOVA’s reserve for credit losses decreased to $50.4 million at September 30, 2005 from $101.3 million at December 31, 2004. At September 30, 2005, the total carrying amount of impaired loans and leases was $277.3 million, of which $111.6 million were revenue accruing. The Company has established impairment reserves of $48.0 million related to $117.0 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to nonaccruing or impaired status during 2005 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased as a result of prepayments, collections and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $167.5 million or 38.2% of total financial assets (before reserves) at September 30, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $51.7 million and write-offs and net valuation markdowns of $32.9 million. Also contributing to the decline was the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to those discussed or identified from time to time in our public filings including:

•	The extent to which FINOVA is successful in implementing its business strategy, including the efforts to maximize the value of its portfolio through orderly collection or sales of assets. The carrying amounts and impairment of FINOVA’s portfolio are based on estimates of asset value and the estimation and timing of future cash flows. Actual results may differ from the estimated amounts. Failure to fully implement its business strategy might result in adverse effects, impair the Company’s ability to repay outstanding debt and other obligations and have a materially adverse impact on its financial position and results of operations. Conversely, successful implementation could result in unanticipated recoveries in excess of estimated values.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impair the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations. The rate of borrower defaults or bankruptcies may increase. Changing economic conditions could adversely affect FINOVA’s ability to realize estimated cash flows. Conversely, economic conditions and borrower performance could improve, resulting in better results than anticipated in the Company’s cash flow estimates.

•	Loss of employees. FINOVA must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell its portfolio. Failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as staff is reduced, and the loss of key personnel could have a significant impact on the ability to monitor, collect and manage the portfolio.

•	Conditions affecting the Company’s aircraft portfolio including changes in Federal Aviation Administration directives and conditions affecting the demand for used aircraft and the demand for aircraft spare parts. FINOVA’s aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be in as high a demand as other available aircraft in that class. Future demand for those aircraft may decrease further as newer or more desirable aircraft and components become available. High fuel prices may adversely affect the demand for less fuel-efficient aircraft, including many of those in FINOVA’s portfolio.

•	The process of selling aircraft parts inherently has more control risks than selling whole aircraft. The Company must maintain an adequate control environment for inventory, which includes having knowledgeable personnel and systems to monitor, collect and manage that process. Failure to maintain adequate controls can result in the loss of inventory or failure to maximize the value of those assets.

•	Changes in government regulations, tax rates and similar matters. The Company has not recorded a benefit in its financial statements for its existing tax attributes and estimated future tax deductions since it does not expect to generate the future taxable income needed to use those tax benefits. The Company may never be able to use those tax attributes, including most of its net operating loss carry forwards.

•	Potential liabilities associated with dispositions of assets.

•	The accuracy of information relied upon by FINOVA, which includes information supplied by its borrowers or prepared by third parties, such as appraisers. Inaccuracies in that information could lead to inaccuracies in the estimates, including asset valuation and cash flow projections.

•	As the portfolio declines, increasing concentrations of financial assets in certain industries such as transportation could make the overall portfolio more subject to changes in performance in that industry. Additionally, the Company previously completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates.

•	Risks of litigation. See Note I. Litigation and Claims, for a further discussion.

•	Others risk detailed in this and FINOVA’s other SEC reports or filings.

FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company is scheduled to include in its Annual Report on Form 10-K for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company’s independent registered public accountants will also be required to attest to and report on management’s assessment.

The process of complying with these requirements includes a comprehensive evaluation and documentation of the Company’s internal controls over financial reporting. In this regard, management is prepared to dedicate internal resources and adopt a detailed plan to (i) document the Company’s internal controls over financial reporting, (ii) assess the adequacy of the Company’s internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of 2007.

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

See Part I, Item 1, Note I. Litigation and Claims for a discussion of certain legal proceedings.

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

THE FINOVA GROUP INC. (Registrant)

Date: November 8, 2005	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.