Form 10-K
period 2005-12-31
FINOVA GROUP INC
filed 2006-03-16
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Title of Class:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 13, 2006, the registrant had approximately 122,041,000 shares of Common Stock ($0.01 par value) outstanding.

Aggregate market value of Common Stock, held by nonaffiliates of the registrant as of June 30, 2005 (based on its closing price per share on that date of $0.09) was approximately $5.5 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to 2006 Annual Meeting of Shareholders of The FINOVA Group Inc. (but excluding information contained in that document furnished pursuant to items 306, 402(k) and (l) and item 601(b)(32) of SEC Regulation S-K) are incorporated by reference into Part III of this report.

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. The Company is offering to sell its remaining assets both by portfolio and individual asset. The Company is prohibited by the Indenture governing its Senior Notes (terms defined below) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value. Any funds generated in excess of cash reserves permitted by the Company’s debt agreement are used to reduce FINOVA’s obligations to its creditors.

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

Pursuant to the Plan, Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier than anticipated (first quarter of 2004) due to accelerated runoff and collection of the portfolio. An affiliate of Berkadia continues to hold 61,020,581 shares of common stock issued in conjunction with the Plan, representing 50% of FINOVA’s outstanding shares.

As of December 31, 2005, FINOVA remains obligated to repay $1.7 billion of principal on its 7.5% Senior Secured Notes (the “Senior Notes”) issued in conjunction with the Plan. In accordance with the terms of the Indenture governing the Senior Notes (the “Indenture”), the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. Although FINOVA has repaid approximately 45% of the Senior Notes as of the date of this report, the Company does not believe that it has sufficient assets to fully repay the Senior Notes.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

High Investment Risk

As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make distributions to its stockholders, absent a court order. Consequently, investing in the Senior Notes and common stock involves a high level of risk. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation for a further discussion of the Senior Notes and restrictions on distributions to stockholders.

Because substantially all (except for a few assets that could not be pledged because those assets already secured other obligations) of the Company’s assets are pledged to secure its obligations under the Intercompany Notes (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations) securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

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

•	Transportation – is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. The Company’s portfolio of aircraft generally is not as desirable to domestic commercial airlines, and as a result, off-lease aircraft are primarily marketed in whole or part to carriers in developing countries.

•	Real Estate – represents the combined remaining assets of the Company’s resort and specialty real estate portfolios. Transactions included senior term acquisition loans on hotel and resort properties, receivables financing for timeshare resorts and fractional interest resorts. FINOVA also provided equity investments in credit-oriented real estate sale-leasebacks. Due to continued prepayments and assets sales, this shrinking portfolio will be combined with all other portfolios in future filings. At December 31, 2005, the entire real estate portfolio consisted of resort and timeshare assets.

•	All Other Portfolios – is comprised of the remnants of several former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The portfolio generally contains assets that are more difficult and work intensive to liquidate. Approximately 77% of these assets were impaired or nonaccruing at December 31, 2005. Many of the borrowers have missed payments, including balloon obligations, or are otherwise in default.

Portfolio Composition

The following details the composition and carrying amounts of FINOVA’s total financial assets at December 31:

2005	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
	(Dollars in thousands)
Transportation	$		$54,614	$8,269	$23,327	$77,330	$163,540	46.0
Real estate		266	21,063	7,878			29,207	8.2
All other portfolios		14,498	33,472	89,997	2,451	22,516	162,934	45.8

Total financial assets		$14,764	$109,149	$106,144	$25,778	$99,846	$355,681	100.0
Reserve for credit losses							(29,032)

Total							$326,649

2004	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets	%
	(Dollars in thousands)
Transportation	$		$144,797	$31,853	$33,264	$84,136	$294,050	41.7
Real estate		105,641	79	50,330	6		156,056	22.1
All other portfolios		24,733	57,573	135,041	8,871	29,611	255,829	36.2

Total financial assets		$130,374	$202,449	$217,224	$42,141	$113,747	$705,935	100.0
Reserve for credit losses							(101,270)

Total							$604,665

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed discussion of the changes to the Company’s portfolio.

At December 31, the Company’s transportation portfolio consisted of the following aircraft:

2005

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	3		3	24
Boeing 727	9	4	5	26
Boeing 737	13	13		20
Boeing 747	1		1	17
Boeing 757	4	4		12
McDonnell Douglas DC 8 and DC 9	4	4		28
McDonnell Douglas DC 10	9	1	8	34
McDonnell Douglas MD series	17	17		20
Regional jets, corporate aircraft and turbo props	29	29		13

Total	89	72	17	19

2004
Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	4		4	21
Boeing 727	11	4	7	25
Boeing 737	25	25		20
Boeing 747	5	3	2	23
Boeing 757	7	7		11
McDonnell Douglas DC 8 and DC 9	7	4	3	34
McDonnell Douglas DC 10	12	3	9	27
McDonnell Douglas MD series	27	27		19
Regional jets, corporate aircraft and turbo props	32	32		12

Total	130	105	25	19

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all of these aircraft due to the level of prior defaults and returned aircraft.

At December 31, 2005, 33 aircraft with a carrying value of $105.5 million were operated by domestic carriers and 45 aircraft with a carrying value of $38.6 million were operated by foreign carriers. Additionally, 11 aircraft with a carrying value of $7.1 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 2 aircraft which were identified for potential dismantling or sale at scrap values.

At December 31, 2004, 50 aircraft with a carrying value of $156.3 million were operated by domestic carriers and 61 aircraft with a carrying value of $108.9 million were operated by foreign carriers. Additionally, 19 aircraft with a carrying value of $14.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 5 aircraft which were identified for potential dismantling or sale at scrap values.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. Additionally, FINOVA has been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance investment in those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 caused a change in the Company’s approach to maximize value. In certain instances, the Company believes it can achieve better returns in the current market of improved aircraft values by investing in the maintenance of certain types of aircraft and engines. As a result, the number of aircraft being identified for potential dismantling or sale at scrap values has declined. The Company will continue to invest in aircraft maintenance as long as it makes economic sense to do so.

The Company’s transportation portfolio also includes aircraft engines, domestic railroad and other transportation equipment. The carrying value of this equipment was $12.3 million and $14.7 million at December 31, 2005 and 2004, respectively.

In addition to the concentrated exposures within the transportation portfolio, the Company had certain concentrations within its real estate portfolio. At December 31, the carrying amount of the real estate portfolio by industry was as follows:

	2005			2004
	(Dollars in thousands)
Hospitality	$			$115,663	74.1%
Resort and timeshare		29,207	100.0%	35,189	22.6%
Office				5,204	3.3%

Total		$29,207	100.0%	$156,056	100.0%

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of portfolio activity.

Customer Requirements

FINOVA Capital’s financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers are based on several factors, including the cost of borrowed funds, term of the contract, creditworthiness of the customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees are granted an option to purchase the equipment at the end of the lease term at its then fair market value and, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates, and technological developments.

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

Governmental Regulation

FINOVA Capital’s activities, including the financing of its operations, are subject to a variety of federal and state regulations, such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Internal Revenue Service, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates that are charged to customers in financing transactions. Some of FINOVA Capital’s financing transactions and servicing activities are subject to additional government regulation. For example, aircraft financing is regulated by the Federal Aviation Administration and communications financing is regulated by the Federal Communication Commission. FINOVA Capital’s international activities are also subject to a variety of laws and regulations of the countries in which business is conducted. FINOVA’s operations during the reorganization proceedings were also subject to oversight by the bankruptcy court, which has retained jurisdiction to resolve claims resulting from that restructuring.

Employees

At December 31, 2005, the Company had 60 employees compared to 101 and 213 at December 31, 2004 and 2003, respectively. The decrease is primarily attributable to the continued liquidation and sale of assets, the Company’s efforts to trim operating expenses and attrition caused by the events of the past several years. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations remain satisfactory.

The Company continues to review its organizational structure and additional reductions in force are anticipated to occur as the portfolio declines, but sufficient employees will be retained to provide appropriate oversight of the smaller operation in a more efficient manner.

Employees are covered by a severance program, which has been approved by the Board of Directors and continues with no fixed expiration date. The Company has also developed an annual performance-based incentive program for employees. In an effort to maintain the stability of its workforce through the remainder of the liquidation, FINOVA’s Board of Directors approved the establishment of two grantor trusts to secure the Company’s obligations under the severance and bonus programs. These trusts, which do not increase the Company’s obligations to its employees, were funded during 2003 with a combined total of approximately $24.0 million.

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

Item 1A. Risk Factors

The risks, uncertainties and other factors that could cause our financial condition, results of operations and cash flows to differ materially from those suggested by this filing or which may materially and adversely affect our performance and the amount repaid to the Senior Note holders include, but are not limited to, those discussed below or identified elsewhere in this Report or from time to time in our public filings.

We may not be successful in implementing our business strategy. The carrying amounts and impairment of our portfolio are based on estimates of asset value and the estimation and timing of future cash flows. Actual results may differ from the estimated amounts. If we fail to fully implement our business strategy to maximize the value of our portfolio through orderly collection or sales of assets, our ability to repay our outstanding debt and other obligations could be impaired and could have a materially adverse impact on our financial position and results of operations.

Our results of operations and financial condition are greatly affected by economic conditions and the performance of our borrowers. Economic conditions in general or in particular market segments could impair the ability of our borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations to us. If this were to occur, the rate of borrower defaults or bankruptcies may increase. A worsening of economic conditions could adversely affect our ability to realize estimated cash flows.

We may not be able to retain our employees. We must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell our portfolio. Our failure to do so could result in additional losses. Retention incentives intended to retain that employee base may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as our staff is reduced, and the loss of key personnel could have a significant impact on our ability to monitor, collect and manage our portfolio.

Continued instability and uncertainty in the airline industry could adversely affect the value of our aircraft portfolio, lease rates and demand. Conditions affecting our aircraft portfolio, including changes in Federal Aviation Administration directives and demand for used aircraft and spare parts. Our aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease as newer or more desirable aircraft and components become available. High fuel prices may adversely affect the demand for less fuel-efficient aircraft, including many of those in our portfolio.

It is unlikely we will be able to utilize our tax attributes. We have not recorded a benefit in our financial statements for existing tax attributes and estimated future tax deductions since we do not expect to generate the future taxable income needed to use those tax benefits. We may never be able to use those tax attributes, including most of our net operating loss carryforwards.

It is becoming more difficult to offset the costs of collecting the remaining portfolio. As we continue to liquidate assets and change our portfolio composition, it becomes increasingly more difficult to offset the costs associated with collecting the remaining portfolio and being a public company. Additionally, we incur the risks of potential liabilities that are associated with dispositions of assets, in the form of indemnifications, representations and warranties.

We rely on information from third parties, which may not be accurate. Third party information is supplied by our borrowers or prepared by appraisers. Inaccuracies in that information could lead to inaccuracies in our estimates, including asset valuations and cash flow projections.

We are increasingly subject to concentrations of credit risk. As our portfolio declines, increasing concentrations of financial assets in certain industries such as transportation could make our overall portfolio more sensitive to changes in performance in that industry. Additionally, we previously completed multiple financial transactions with individual borrowers and their affiliates. As a result, we are subject to greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates.

Current and future legal and administrative claims and proceedings against us may result in increased costs and diversion of management’s attention. We are party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from our attempts to enforce our lending agreements against borrowers and other parties to those transactions.

Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against us. Legal matters decided against us could have a material adverse impact on our financial position, results of operations or cash flows. See Item 3. “Legal Proceedings,” for a discussion of specific claims outstanding against us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800. FINOVA Capital operates additional offices in the United States and one in Europe. All of these properties are leased.

As a result of the continued liquidation and sale of assets, FINOVA has consolidated operations and reduced staff, resulting in the need for less office space. FINOVA continues to negotiate its operating lease contracts in an effort to reduce costs. FINOVA has terminated all or a portion of multiple operating lease contracts and ceased using significant portions of other office locations. While the Company pursues subleasing opportunities, it continues to incur costs under these operating lease contracts without receiving economic benefit. The Company maintains a liability for lease termination damages and the estimated fair value of future rental payments, net of anticipated subrentals on office space the Company is no longer using. See Annex A, Notes to Consolidated Financial Statements, Note M. “Costs Associated with Exit or Disposal Activities” for more information.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003 and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2005. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million. The Thaxton Group had approximately 6,800 holders of its subordinated notes that were issued in several states, with a total subordinated indebtedness of approximately $122 million.

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

On October 6, 2005, the United States Court of Appeals for the Fourth Circuit issued an order granting the Company’s petition for permission to appeal the order of the South Carolina District Court certifying the class action cases and staying further proceedings in the South Carolina District Court during the pendency of the appeal or until the further order of the Court of Appeals. Oral arguments on the petition were heard by the Fourth Circuit on February 2, 2006. On March 14, 2006, the Fourth Circuit issued its ruling, reversing the South Carolina District Court’s class certification, stating, that in light of the Adversary Proceeding addressed below, class certification is not the superior method for the fair and efficient adjudication of the controversy.

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

The Company was notified on September 21, 2005, that the South Carolina District Court had denied the Company’s motion to transfer the Adversary Proceeding back to the United States District Court for the District of Delaware at this time, denied the Company’s motion for partial summary judgment on certain claims in the Adversary Proceeding, and granted the Thaxton Committee’s motion for partial summary judgment on the Committee’s claim for equitable subordination. The court has not yet issued this opinion.

As Thaxton has liquidated assets, portions of the payments collected by Thaxton have been deposited into a reserve account (approximately $72 million at December 31, 2005) in the name of FINOVA and the Thaxton Entities bankruptcy estates rather than being paid to FINOVA in respect of FINOVA’s outstanding loan. During the third quarter of 2005, FINOVA and Thaxton also agreed to deposit future interest payments and legal expense reimbursement that FINOVA alleges are due from Thaxton to FINOVA into two additional reserve accounts (an aggregate of approximately $5.0 million at December 31, 2005), each in the name of FINOVA and the Thaxton Entities bankruptcy estates. These reserve accounts are expected to be maintained until the Adversary Proceeding is resolved. These amounts are not reflected in FINOVA’s balance sheet. As a result of these reserve accounts, the amount of cash flow being paid by the Thaxton Entities to FINOVA has decreased from prior periods.

If the South Carolina District Court’s equitable subordination finding is not overturned or otherwise modified, the Company’s ability to recover on its claims in the Thaxton Entities bankruptcy cases may be materially and negatively affected, depending upon the exact nature of that ruling, as well as the results of other rulings in this litigation that may substantially limit the effect and importance of the equitable subordination ruling. Among the other rulings that could affect the Company’s ability to recover its claims, either positively or negatively, is the Delaware bankruptcy court’s ruling on a pending request seeking substantive consolidation of the Thaxton Entities. The Delaware bankruptcy court held a hearing on that issue, but has not yet ruled on the matter. A material and negative impact on the Company’s ability to recover on its claims in the Thaxton Entities bankruptcy cases would have a material adverse impact on the Company’s financial position, results of operations and/or cash flow.

If the Adversary Proceeding results in a significant adverse final determination against the Company, it is unlikely that the Company would be able to satisfy that liability due to its financial condition. As previously disclosed, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in connection with the Thaxton Entities, whether in the MDL Litigation, or in the Adversary Proceeding, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities, including without limitation with respect to the pending substantive consolidation request.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note F. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account, and totaled $70.3 million as of February 15, 2006. Because FINOVA will not be able to repay the Senior Notes in full, on April 1, 2005, it filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors. In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. As of July 14, 2005, the Equity Committee was reconstituted with three members.

A hearing was held on November 29, 2005, and on February 1, 2006, the Bankruptcy Court issued its Order approving FINOVA’s April 1, 2005 motion to the extent that FINOVA will be forever insolvent. The Bankruptcy Court did not find that FINOVA is presently or will be forever insolvent. As a result, FINOVA will continue to direct funds into a restricted account until such time that FINOVA is deemed to be forever insolvent and the funds will then be distributed to FINOVA’s creditors. On February 10, 2006, the Equity Committee filed a Notice of Appeal of the Bankruptcy Court Order to the United States District Court for the District of Delaware.

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

Arledge filed an Application for Temporary Restraining Order (“TRO”) and Order to Show Cause, Alternatively Application for Prejudgment Writ of Attachment against FINOVA on August 24, 2005 in an attempt to prevent FINOVA from liquidating part or all of its assets pending trial. The Court denied the motion for TRO. The Court, however, granted Arledge’s request for a prejudgment attachment, but conditioned the issuance of any resulting writ of attachment on Arledge posting a $4.5 million bond (which has not occurred). An evidentiary hearing was held on October 24, 2005 on Arledge’s request for a preliminary injunction; and on January 6, 2006, the Court issued an order denying Arledge’s application for a preliminary injunction. The Court ruled, among other things, that a preliminary injunction would be futile because all of FINOVA’s assets are encumbered. The Company continues to believe that all of the claims against it in this matter are without merit. The Company intends to vigorously defend the claims asserted against it.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Optional Item. Executive Officers of Registrant.

Set forth below is information with respect to those individuals who serve as executive officers of FINOVA. Messrs. Cumming, Steinberg and Mara serve pursuant to the Management Services Agreement with Leucadia that expires in 2011. Messrs. Weiss, Ross, Donnelly and Wifler are “at will” employees and may be terminated at any time.

Name	Age	Position and Background
Ian M. Cumming	65	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

Joseph S. Steinberg	62	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Thomas E. Mara	60	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

Jeffrey D. Weiss	52	Senior Vice President - Group Manager of FINOVA since 2002. Previously, Vice President – Division Manager or similar positions of FINOVA and FINOVA Capital for more than five years.

Richard A. Ross	38	Senior Vice President, Chief Financial Officer and Treasurer of FINOVA since 2004. Previously, Vice President – Chief Accounting Officer or similar positions of FINOVA and FINOVA Capital for more than five years.

Philip A. Donnelly	43	Senior Vice President – General Counsel and Secretary of FINOVA since 2005. Previously, Vice President – Deputy General Counsel and Assistant Secretary or similar positions of FINOVA and FINOVA Capital for more than five years.

James M. Wifler	46	Senior Vice President – Transportation Group Manager of FINOVA since 2005. Previously, Vice President – Remarketing and Portfolio Management or similar positions of FINOVA and FINOVA Capital for more than five years.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

FINOVA’s common stock trades over-the-counter (“OTC”) under the symbol “FNVG.” At December 31, 2005 and 2004, FINOVA had approximately 122,041,000 shares of common stock outstanding, 50% of which are held by an affiliate of Berkadia. The following table summarizes the high and low bid prices as reported on the OTC by Commodity Systems Inc. The OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Sales Price Range of Common Stock
	2005		2004
Quarters:	High	Low	High	Low
First	$0.18	$0.09	$0.80	$0.22
Second	0.10	0.04	0.45	0.01
Third	0.14	0.06	0.17	0.07
Fourth	0.08	0.05	0.17	0.08

Stockholders should not expect any payments or distributions from FINOVA. Refer to Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of stockholder payments and the Company’s motion regarding distributions to stockholders.

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

As of March 13, 2006, there were approximately 14,660 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.06.

Item 6. Selected Financial Data.

The following table summarizes selected financial data obtained or derived from the audited consolidated financial statements of FINOVA for each of the years ended December 31, 2005, 2004, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of FINOVA and the Notes to Consolidated Financial Statements included in Annex A, as well as the rest of this report.

	Reorganized Company					Predecessor
	Year Ended Dec. 31,				Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
OPERATIONS:
Interest margin	$(90,046)	$(51,964)	$25,794	$(69,950)	$(10,605)	$78,033
Provision for credit losses	51,811	148,527	238,786	339,986	(777,500)	(230,772)
Net gain (loss) on financial assets	37,864	108,681	63,054	(81,479)	(281,608)	(320,934)
Portfolio expenses	(23,994)	(28,236)	(29,341)	(46,859)	(8,523)	(12,521)
General and administrative expenses	(45,417)	(44,995)	(70,673)	(108,407)	(63,272)	(121,553)
Loss from settlement of pension plan	(24,665)
Gain from extinguishment of debt, net of fresh-start discount			28,493	88,237
(Loss) income from continuing operations	(94,447)	132,013	256,113	121,472	(1,142,300)	(654,583)
Net (loss) income	(94,447)	132,013	256,113	121,472	(1,142,300)	(640,850)
Diluted (loss) earnings from continuing operations per share	$(0.77)	$1.08	$2.10	$1.00	$(9.36)	$(10.28)
Diluted adjusted weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000	122,041,000	63,677,000
Dividends per common share	$—	$—	$—	$—	$—	$—

FINANCIAL POSITION:
Total financial assets (before reserves)	$355,681	$705,935	$1,805,984	$3,696,419	$6,451,764	$7,587,606
Nonaccruing assets	131,922	259,365	593,301	1,393,232	1,842,605	1,329,654
Reserve for credit losses	(29,032)	(101,270)	(274,828)	(540,268)	(1,019,878)	(256,324)
Total assets	611,151	1,134,125	2,344,176	3,759,008	6,504,025	8,302,956
Berkadia Loan			525,000	2,175,000	4,900,000	5,600,000
Senior Notes, net (1)	1,151,491	1,586,957	2,338,791	2,381,643	2,489,082	2,479,139
Stockholders’ equity	(611,731)	(534,677)	(652,747)	(970,749)	(1,120,569)	17,623

RATIOS:
Nonaccruing assets as a % of total financial assets (before reserves)	37.1%	36.7%	32.9%	37.7%	28.6%	17.5%
Reserve for credit losses as a % of:
Total financing assets	11.3%	18.4%	18.3%	17.4%	18.3%	4.1%
Nonaccruing assets	22.0%	39.0%	46.3%	38.8%	55.3%	19.3%

(1)	Senior Notes are net of a fresh-start discount of $540,240, $579,646, $629,158, $686,306, $761,396 and $771,339 at December 31, 2005, 2004, 2003, 2002 and 2001 and August 31, 2001, respectively. The Company remains obligated for the full outstanding principal amount, which was $1,691,731, $2,166,603, $2,967,949, $3,067,949 at December 31, 2005, 2004, 2003 and 2002, respectively, and $3,250,478 at December 31, 2001 and August 31, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1–16 of Annex A.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

See page 16 of Annex A.

Item 8. Financial Statements and Supplemental Data.

1.	Financial Statements – See Item 15 hereof and Annex A.

2.	Supplementary Data – See Condensed Quarterly Results included in Annex A, Supplemental Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, the Company is scheduled to include in its Annual Report on Form 10-K for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company’s independent registered public accountants will also be required to attest to and report on management’s assessment.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information concerning FINOVA’s directors will be incorporated by reference from FINOVA’s Proxy Statement issued in connection with its 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed.

1)	Financial Statements.

The following financial information of FINOVA is included in Annex A:

2)	Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)	Exhibits.

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A

(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B

(4.A)	Form of Common Stock Certificate.	10-K	3/15/02	4.A

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.	8-K	8/27/01	10.B

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.	8-K	8/27/01	10.D

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC.	10-K	3/21/03	10.I.1

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	4/26/01	10.T.1

(10.L.1)	Form of Letter for the Bonus Program.+	10-K	3/15/02	10.L

(10.L.2)	2005 Annual Incentive Plan Rules.+	8-K	3/8/05	10.B

(10.L.3)	2006 Annual Incentive Plan Rules.+	*

(10.M.1)	Severance Plan.+	10-K	3/15/02	10.M.1

(10.M.2)	Enhanced Severance Plan. +	10-K	3/15/02	10.M.2

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description.+	10-Q	8/11/05	10.B

(10.N)	FINOVA’s policies regarding compensation of directors are incorporated by reference from the Proxy Statement.+

(10.O)	Seventh Amendment to The FINOVA Group Inc. Pension Plan and Trust.+	*

(10.P.1)	Letter from FINOVA to Glenn E. Gray dated March 15, 2005.+	10-K	3/22/05	10.P.6

(10.P.2)	Letter from FINOVA to Richard Lieberman dated March 15, 2005.+	10-K	3/22/05	10.P.7

(10.P.3)	Letter from FINOVA to Richard A. Ross dated March 15, 2005.+	10-K	3/22/05	10.P.8

(10.P.4)	Letter from FINOVA to Jeffrey D. Weiss dated March 15, 2005.+	10-Q	8/11/05	10.A.2

(10.P.5)	Letter from FINOVA to Philip A. Donnelly dated July 6, 2005.+	10-Q	8/11/05	10.A.1

(10.P.6)	Letter from FINOVA to Richard A. Ross dated July 6, 2005.+	10-Q	8/11/05	10.A.4

(10.P.7)	Letter from FINOVA to James M. Wifler dated July 6, 2005.+	10-Q	8/11/05	10.A.3

(10.P.8)	Letter from FINOVA to Jeffrey D. Weiss dated February 20, 2006.+	*

(10.P.9)	Letter from FINOVA to Philip A. Donnelly dated February 20, 2006.+	*

(10.P.10)	Letter from FINOVA to Richard A. Ross dated February 20, 2006.+	*

(10.P.11)	Letter from FINOVA to James M. Wifler dated February 20, 2006.+	*

(10.Q)	Executive Severance Plan, Tier III.+	10-K	3/15/02	10.X

(10.R)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.R

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.S)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.S

(12)	Computation of Ratio of Income to Fixed Charges.	*

(14)	Code of Conduct (Code of Ethics).	10-K	3/30/04	14

(21)	Subsidiaries.	*

(23)	Consent of Independent Auditors from Ernst & Young LLP.	*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report
**	Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K
+	Relating to management compensation

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name and Title	Date	Signature
Principal Executive Officer:

Thomas E. Mara Chief Executive Officer and a Director	March 16, 2006	/s/ Thomas E. Mara

Principal Financial and Accounting Officer:

Richard A. Ross Senior Vice President – Chief Financial Officer and Treasurer	March 16, 2006	/s/ Richard A. Ross

Directors:

Thomas F. Boland	March 16, 2006	/s/ Thomas F. Boland

Ian M. Cumming	March 16, 2006	/s/ Ian M. Cumming

G. Robert Durham	March 16, 2006	/s/ G. Robert Durham

R. Gregory Morgan	March 16, 2006	/s/ R. Gregory Morgan

Kenneth R. Smith	March 16, 2006	/s/ Kenneth R. Smith

Joseph S. Steinberg	March 16, 2006	/s/ Joseph S. Steinberg

ANNEX A

THE FINOVA GROUP INC.

A-i

THE FINOVA GROUP INC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section should be read in conjunction with Item 1. “Business,” Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplemental Data.” The discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

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

Restrictions on Business Activities. The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. The Company is offering to sell its remaining assets both by portfolio and individual asset. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors.

To change the restrictions in the Indenture to permit new business would require the consent of 75% of the Senior Note holders. Absent a further restructuring of its debt through bankruptcy, which could lift those restrictions, the current controlled liquidation of its assets is the only business activity the Company is permitted to conduct. Any restructuring of its debt obligations through a bankruptcy proceeding could require an infusion of new capital and/or the approval of the holders of two-thirds of the amount of the Senior Notes and more than half of the number of holders. No assurance can be given that any bankruptcy restructuring effort will commence, or if begun, what the timing or outcome would be.

Collection / Liquidation of Assets. During the year ended December 31, 2005, net cash flows from the portfolio totaled $312.5 million. These net cash flows together with existing cash on hand at year-end were used to fund operations and service the Company’s debt obligations.

Total financial assets, net of the reserve for credit losses, declined to $326.6 million at December 31, 2005, down from $604.7 million at December 31, 2004. The asset decline was primarily attributable to customer prepayments, scheduled collections and individual asset sales. The Company’s transportation portfolio continued to experience a high level of activity and in certain instances had generated cash in excess of recorded carrying amounts (net of reserves); however, the Company continues to believe that any future gains will not be sufficient to fully offset the Company’s deficit. The Company is also concerned about the stability of the aircraft-financing market due to uncertainty in the airline industry. For a further discussion of industry trends, see Results of Operations below.

The decline in net financial assets was partially offset by $34.4 million of non-cash activity, primarily the reversal of reserve for credit losses. Reserve reversals are down from the prior year, but FINOVA’s overall portfolio realization continues to be better than expected. The majority of the reserve reversals resulted from prepayments and asset sales in excess of recorded carrying amounts (net of reserves) and improved collection experience.

During 2005, the non-cash reversal of reserve for credit losses and cash gains realized from asset sales were not sufficient to fully offset the Company’s negative interest margin, operating costs and the recognition of a loss on the final settlement of the Company’s pension plan. As a result, the Company posted a $94.4 million net loss for the year.

THE FINOVA GROUP INC.

Asset Shortfall. The following illustrates that the carrying value of the Company’s assets is less than the face amount of its Senior Debt Obligations as of December 31:

	2005	2004	2003
	(Dollars in thousands)
Cash and Other Assets	$284,502	$529,460	$813,020
Total Financial Assets	326,649	604,665	1,531,156

Total Assets	611,151	1,134,125	2,344,176
Berkadia Loan			525,000
Senior Notes (principal amount due)	1,691,731	2,166,603	2,967,949
Accrued Interest on Senior Debt	16,215	20,763	30,765

Total Senior Debt Obligations	1,707,946	2,187,366	3,523,714

Asset Shortfall	$(1,096,795)	$(1,053,241)	$(1,179,538)

Required Recovery Rate on Remaining Total Financial Assets to Eliminate Shortfall	436%	274%	177%

As reflected in the table, unless the actual cash flows from the collection of FINOVA’s asset portfolio are substantially greater than the amount assumed to determine the carrying amounts of its assets, FINOVA will not have sufficient assets to fully repay its Senior Debt Obligations. The Company has been successful in its efforts to maximize the value of the portfolio as evidenced by the decline in the asset shortfall; however, to eliminate the shortfall, FINOVA would have to liquidate all of its remaining financial assets for more than four times their book value. Despite the progress that has been made liquidating assets, the required recovery rate to eliminate the shortfall has continued to grow. While the net asset liquidation and collection efforts to date have been in excess of their recorded book values on average, those recoveries have been far below the rate of return necessary to fully repay the Senior Debt Obligations. The Company does not believe that the future asset realization will increase sufficiently to fully offset the shortfall since many of the more attractive assets within the portfolio have been liquidated and the Company continues to have significant exposure in its portfolio to non-performing assets and used aircraft.

Liquidity. Because substantially all (except for a few assets that could not be pledged because those assets already secured other obligations) of the Company’s assets are pledged to secure its obligations under the Intercompany Notes securing the Senior Notes (collectively “Senior Debt Obligations”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

Partial Prepayment of Senior Notes. During 2005 and 2004, the Company made $474.9 million and $801.3 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.7 billion as of December 31, 2005. FINOVA announced two additional partial prepayments totaling $59.4 million that were made in the first quarter of 2006. Following these prepayments, cumulative prepayments through the first quarter of 2006 totaled $1.3 billion or 45% of the face amount ($2.97 billion) of the Senior Notes. A summary of prepayment activity on the Senior Notes is as follows:

Prepayment Date	Record Date	Principal Amount	Percentage of Principal Prepaid
	(Dollars in thousands)
Prepayment Activity for the Year Ended December 31, 2004		$801,346	27%

Prepayment Activity for the Year Ended December 31, 2005		474,872	16%

2006 Prepayment Activity:
January 17, 2006	January 9, 2006	29,679	1%
February 15, 2006	February 8, 2006	29,679	1%

		59,358	2%

Cumulative Prepayments through February 15, 2006		$1,335,576	45%

THE FINOVA GROUP INC.

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

During 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. The Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted and have the opportunity to independently review FINOVA’s state of solvency before the Bankruptcy Court would rule on FINOVA’s motion. A hearing was held on November 29, 2005, and on February 1, 2006, the Bankruptcy Court issued its Order approving FINOVA’s motion to the extent that FINOVA will be forever insolvent. The Bankruptcy Court did not find that FINOVA is presently or will be forever insolvent. As a result, FINOVA will continue to direct funds into a restricted account until such time that FINOVA is deemed to be forever insolvent and the funds will then be distributed to FINOVA’s creditors. On February 10, 2006, the Equity Committee filed a Notice of Appeal of the Bankruptcy Court Order to the United States District Court for the District of Delaware. Refer to Item 3. “Legal Proceedings” and the Financial Condition, Liquidity and Capital Resources section for a further discussion of the restricted payments and FINOVA’s motion.

Since FINOVA does not believe it has sufficient assets to fully repay the Senior Notes, the Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia, which own 50% of FINOVA’s common stock, would receive half of the retained amounts.

Company Direction. The Company expects to continue its present course by seeking to maximize the value of the remaining portfolio through the orderly collection or sale of financial assets. FINOVA continues to actively market individual assets for sale and periodically will consider bulk sales of all or substantially all of the remaining portfolio, if one or more buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets. The Company anticipates that when all or substantially all of the assets have been liquidated that the Company’s affairs will need to be wound-up. The Company continues to analyze the potential methods of wind-up, which might involve a sale of the remaining assets, an assignment for the benefit of the creditors, or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company cannot predict with certainty the timing or nature of that final wind-up, but the Company continues working towards accomplishing that end in a prudent manner. The portfolio has declined considerably and the remaining portfolio has become more concentrated in a small number of accounts, while certain fixed costs and the cost of maintaining a public company have not declined at the same rate as the portfolio. Refer to Note Q “Subsequent Events” for a discussion of sales activity since year-end.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, FINOVA believes that it will be unable to fully repay its Senior Notes and that it is unlikely that it will be able to make distributions to its stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for more information on these risks and uncertainties. The Company believes the following to be among the most critical judgment areas in the application of its accounting policies.

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

THE FINOVA GROUP INC.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of December 31, 2005 and 2004, the reserve for credit losses totaled $29.0 million and $101.3 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of December 31, 2005 and 2004, owned assets totaled $77.4 million and $84.2 million, or 21.7% and 11.9% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. During 2005, the Company sold the majority of these assets and the few assets remaining in held for sale have no value. Refer to Annex A—Notes to the Consolidated Financial Statements, Note C. “Total Financial Assets” for a detailed discussion of sales activity and valuation of the remaining assets. As of December 31, 2004, assets held for sale totaled $42.5 million or 6.0% of total financial assets (before reserves).

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained performance is demonstrated. Changes in borrower performance, assumptions, or estimates could result in a material change in nonaccruing account classification and income recognition. As of December 31, 2005 and 2004, $131.9 million and $259.4 million, or 37.1% and 36.7% of total financial assets (before reserves), were classified as nonaccruing, respectively.

New Accounting Standards. There were no new accounting standards issued during 2005 that impacted FINOVA.

THE FINOVA GROUP INC.

RESULTS OF OPERATIONS

As a result of the Company’s continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from year to year. Trends during any given year may not be indicative of future trends; however, the following discussion of results for the years ended December 31, may provide useful information regarding the current status of the Company.

	Year Ended December 31,			Year Ended December 31,
	2005	2004	Change	2004	2003	Change
	(Dollars in thousands)
Interest margin	$(90,046)	$(51,964)	$(38,082)	$(51,964)	$25,794	$(77,758)
Reversal of provision for credit losses	51,811	148,527	(96,716)	148,527	238,786	(90,259)
Net gain on financial assets	37,864	108,681	(70,817)	108,681	63,054	45,627
Portfolio expenses	(23,994)	(28,236)	4,242	(28,236)	(29,341)	1,105
General and administrative expenses	(45,417)	(44,995)	(422)	(44,995)	(70,673)	25,678
Loss from settlement of pension plan	(24,665)		(24,665)
Gain from extinguishment of debt, net					28,493	(28,493)

Net (loss) income	$(94,447)	$132,013	$(226,460)	$132,013	$256,113	$(124,100)

Years Ended December 31, 2005 and 2004

Net (Loss) Income. In general, the net loss for the year ended December 31, 2005 was primarily attributable to a lower level of asset realization in excess of recorded carrying amounts and the Company recognizing a loss on the final settlement of its pension plan. Asset realization in excess of recorded carrying amounts is primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from the sales of financial assets and the recognition of suspended income upon the payoff of assets.

Even though asset realization in 2005 was less than 2004, the Company still experienced substantially better than anticipated realization and performance of asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior years. Many of our more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been more work intensive and difficult to liquidate at acceptable prices. However, during 2005, the aircraft-financing market displayed a high level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate cash in excess of recorded carrying amounts, but the total level of realization was lower than 2004.

The Company has seen an increase in demand for certain types of aircraft; however, this demand may decline due to continued uncertainty in the airline industry and the bankruptcy filings of Delta Airlines and Northwest Airlines. FINOVA has direct exposure to Northwest Airlines, but both carriers are in the process of rejecting or restructuring the terms of numerous financing transactions. In addition, many major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue to exist for an extended period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may experience financial difficulties. A number of prominent domestic airlines are in bankruptcy and others threatening to file if certain cost reductions cannot be realized. As a result of the current status of the industry and airline bankruptcies, FINOVA anticipates excess aircraft will be parked and forced into the market. FINOVA’s ability to realize the recorded values of its aircraft portfolio will depend upon future aircraft lease rates and values, both of which are greatly impacted by the instability of the airline industry.

Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur, however, the Company remains concerned about the fragile nature of the airline industry.

Interest Margin. The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($15.4 million and $82.9 million for the years ended December 31, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition is suspended when an account is classified as a nonaccruing asset and any subsequent interest payments received are applied against its carrying amount to mitigate the Company’s exposure. In certain instances, suspended income is recognized upon payoff, if proceeds realized are in excess of the carrying amount, or if after sustained performance is demonstrated, the account is returned to accruing status.

The Company believes that further instances where it will recognize suspended income may occur; however, any income recognition in future periods will be more comparable to 2005 than 2004. The portfolio is considerably smaller and the Company is currently monitoring only a few accounts with suspended income for potential stabilization and demonstration of sustained performance.

THE FINOVA GROUP INC.

Additionally, the Company’s interest margin was significantly impacted by a lower level of earning assets ($123.9 million and $332.8 million at December 31, 2005 and 2004, respectively) than the face amount of outstanding debt ($1.7 billion and $2.2 billion at December 31, 2005 and 2004, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.5% and 11.9% for the years ended December 31, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Reversal of Provision for Credit Losses. The Company recorded reversals of provision for credit losses to reduce its overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($11.1 million and $37.2 million for the years ended December 31, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio.

In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received is applied against the carrying amount of the transaction. As a result, carrying amounts decline at a faster pace than net present value, thus reducing the impairment reserves. This policy had a greater impact on the reversal of provision for credit losses in 2004 than in 2005 due to the reinstatement of a number of accounts to accruing status in 2004.

The pace of collections and account payoffs has continued to be faster than expected. Amounts collected have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. However, as expected, asset realization trends declined from the prior year. During 2004, the Company had experienced substantially better than anticipated realization and performance of asset portfolios. The Company believes it is unlikely that those asset realization trends will materialize again. While 2005 has shown continued accelerated collections, the volume and realization has not kept pace with 2004. The Company does not expect a significant reversal of provision for credit losses in future periods. The Company has already seen a significant decline in realized recoveries of amounts previously written off and expects that declining trend to continue.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and “Critical Accounting Policies” for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the decrease over the prior year was primarily attributable to the prior year including a one-time gain from the sale of a substantial portion of the Company’s timeshare portfolio, a decrease in the overall realization during 2005 from the Company’s transportation portfolio and valuation markdowns taken in 2005 on the Company’s transportation leveraged lease portfolio.

The net gain during 2005 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which were comprised of $45.7 million of net gains realized from sales of aircraft, including the forfeiture by aircraft operators of security deposits and maintenance reserves ($10.5 million), $4.5 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of the Company’s last two real estate leveraged leases.

Partially offsetting the gain activity for 2005 were $19.1 million of net valuation markdowns and losses on the Company’s transportation leveraged lease portfolio. In conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified FINOVA of its intent to renegotiate the terms of eight leveraged leases or possibly reject the transactions. Two Boeing 757 aircraft and six regional jets secure the Northwest leveraged leases. The outstanding senior debt on these leveraged leases is significantly in excess of the underlying aircraft values. As a result, the assets, which have a contractual balance of $86.4 million, have virtually no remaining value to FINOVA and their remaining carrying value was fully written-off. During 2005, FINOVA recognized total valuation markdowns of $14.4 million on the Northwest leveraged leases, while the remainder of the net markdowns and losses on the transportation leveraged lease portfolio were primarily associated with the American Trans Air bankruptcy and a $0.7 million loss recognized on the sale of FINOVA’s last transportation leveraged lease (excluding the Northwest leases).

THE FINOVA GROUP INC.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued strong activity in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have already been liquidated. The Company’s remaining portfolio of assets is concentrated in owned aircraft and impaired loans and financing leases. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this improved trend will be sustained and for how long.

FINOVA will continue to consider future sales of the remaining portfolio or individual assets, if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets or that realization will reach prior year levels. In evaluating offers, FINOVA will generally compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft. In most cases, the Company experienced a decline in the level of problem account and workout expenses as assets have declined.

The transportation portfolio continues to incur the majority of the Company’s portfolio costs ($14.8 million and $21.0 million for the years ended December 31, 2005 and 2004, respectively). In certain instances, the Company believes it can achieve better returns in the current market of improved aircraft values by investing in the maintenance of certain types of aircraft and engines. As a result, portfolio expenses within the transportation portfolio have not declined as fast as the decline in assets. Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company will continue to invest in aircraft maintenance as long as it makes economic sense to do so.

Partially offsetting the decline in transportation expenses was an increase in legal costs associated with the Thaxton litigation ($4.8 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively). The increase in Thaxton related expenses was primarily due to amounts previously reimbursed from the Thaxton bankruptcy being deposited into a reserve account beginning in the third quarter of 2005. Refer to Item 3. “Legal Proceedings” for a further discussion of the Thaxton litigation.

General and Administrative Expenses. The increase in general and administrative expenses was primarily the result of the prior year including a one-time $5.8 million reversal of excess accruals related to bankruptcy claims that were settled for amounts less than what had originally been accrued, higher severance accruals ($2.6 million) related to current year and future staffing reductions and $1.8 million of accruals related to anticipated office lease termination costs, partially offset by $8.5 million of cost savings resulting from staffing and office occupancy reductions (60 employees at December 31, 2005 compared to 101 and 213 employees at December 31, 2004 and 2003, respectively). The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

During 2005, the Company had additional and accelerated staff reductions, which were designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. Total staff reductions included approximately 41% of the workforce (including seven members of senior management). The cost savings from these reductions began during the second half of 2005 and their full benefit will not be realized until 2006. A portion of the savings in 2005 was offset by increased severance costs.

Loss from Settlement of Pension Plan. During 2005, the Company finalized the termination of a trusteed, noncontributory pension plan that covered substantially all of its employees. The Company terminated the pension plan effective December 31, 2004 and received final regulatory approvals in late 2005. Upon final distribution of participant benefits, the Company recognized all remaining unrecognized net actuarial amounts under the plan, which totaled $24.7 million.

Income Tax Expense. No income tax expense or benefit was recorded during the years ended December 31, 2005 and 2004. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2005 and 2004, the Company had federal net operating loss carryforwards of $1.2 billion and $1.1 billion, respectively, none of which expire prior to 2009. For a further discussion of taxes see Note H. “Income Taxes.”

THE FINOVA GROUP INC.

Years Ended December 31, 2004 and 2003

Net Income. In general, the decrease in net income was primarily attributable to the year ended December 31, 2004 containing a lower level of asset realization in excess of recorded carrying amounts, and the Company not generating any gains from repurchases of debt in 2004. Asset realization in excess of recorded carrying amounts was primarily reflected in the financial statements as net gains from the sale of assets, reversals of excess reserve for credit losses and the recognition of suspended income upon the payoff of assets.

Interest Margin. The negative margin was primarily due to a significantly lower level of earning assets ($332.8 million and $1.0 billion at December 31, 2004 and 2003, respectively) than the face amount of outstanding debt ($2.2 billion and $3.5 billion at December 31, 2004 and 2003, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 11.9% and 8.3% for the years ended December 31, 2004 and 2003, respectively), which continued to increase as the lower cost Berkadia Loan was repaid and higher cost Senior Notes became a higher percentage of the outstanding debt. Additionally, the aggregate effective rate increased, to a lesser extent, due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Also contributing to the decline in interest margin was the recognition of a lower level of suspended and deferred income ($82.9 million and $134.1 million for the years ended December 31, 2004 and 2003, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. In certain instances, suspended income was recognized upon payoff, when proceeds realized were in excess of the carrying amount or when after sustained performance was demonstrated, the account was returned to accruing status.

Reversals of Provision for Credit Losses. The Company recorded reversals of provision for credit losses to reduce its reserve for credit losses. The reserve reductions were primarily due to recoveries ($37.2 million and $109.6 million for the years ended December 31, 2004 and 2003, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio.

In addition, the Company’s income recognition policy for nonaccruing accounts can result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves are recorded if the carrying amount of a loan exceeds the net present value of expected cash flows. For nonaccruing accounts, any cash received was applied against the carrying amount of the transaction. As a result, carrying amounts declined at a faster pace than net present value, thus reducing the impairment reserve. This policy had a greater impact on the reversal of provision for credit losses in 2003 than in 2004 due to the continued reinstatement of accounts to accruing status over the last two years.

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

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See the Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and “Critical Accounting Policies” for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the increase over the prior year was primarily attributable to the sale of substantially all of the Company’s timeshare resort portfolio and increased activity and realization from the Company’s transportation portfolio.

The net gain during 2004 was attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included a $21.4 million gain realized on the sale of a portion of the Company’s timeshare resort portfolio, $7.8 million of net gains realized from the sale of private and public investments, $9.0 million of net gains realized from multiple transactions to sell a portion of the Company’s real estate leveraged lease portfolio and $62.8 million of net gains realized primarily from numerous aircraft sales, including the forfeiture by aircraft operators of security deposits and maintenance reserves ($10.6 million). The net gains from the sale of transportation assets included a $22.0 million gain realized on an aircraft that was destroyed in a crash by its operator and a $4.9 million gain realized on the sale of 17 off-lease engines.

THE FINOVA GROUP INC.

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

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft. The decrease over 2003 was primarily due to a decline in the level of problem account and workout expenses for most portfolios with the exception of transportation.

The transportation portfolio continued to incur the majority of the Company’s portfolio costs ($21.0 million and $16.4 million for the years ended December 31, 2004 and 2003, respectively). Even though the portfolio has shrunk, portfolio expenses have not declined. Portfolio expenses within the transportation portfolio were trending downward during 2003. FINOVA had been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance investment in those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 has altered the Company’s approach to maximize value. In certain instances, the Company believes it can achieve better returns in the current market of improved aircraft values by investing in the maintenance of certain types of aircraft and engines. As a result, portfolio expenses for the transportation portfolio increased during 2004, even though the portfolio is considerably smaller. The Company will continue to invest in aircraft maintenance as long as it makes economic sense to do so.

General and Administrative Expenses. The decrease was primarily due to 2003 including charges of $13.0 million to accrue for settlement of outstanding litigation, bankruptcy claims and other legal matters, a $5.8 million reversal in 2004 of excess accruals, which resulted from the settlement and payment of bankruptcy claims for amounts less than what had originally been accrued and $8.0 million of cost savings resulting from staffing and office occupancy reductions (101 employees at December 31, 2004 compared to 213 and 319 at December 31, 2003 and 2002, respectively), partially offset by higher severance costs ($4.5 million) related to those individuals notified of their pending termination. The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels.

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

Income Tax Expense. For the years ended December 31, 2004 and 2003, income tax expense related to pre-tax book income was entirely offset by a decrease in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2004 and 2003, the Company had federal net operating loss carryforwards of $1.1 billion and $851.6 million, respectively, none of which expire prior to 2009. For a further discussion of taxes see Note H. “Income Taxes.”

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Because substantially all (except for a few assets that could not be pledged because those assets already secured other obligations) of the Company’s assets are pledged to secure its obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

THE FINOVA GROUP INC.

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

During 2005 and 2004, the Company made $474.9 million and $801.3 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.7 billion as of December 31, 2005. FINOVA announced two additional partial prepayments totaling $59.4 million that were made in the first quarter of 2006. Following these prepayments, cumulative prepayments through the first quarter of 2006 totaled $1.3 billion or 45% of the face amount ($2.97 billion) of the Senior Notes.

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

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company has retained a total of $70.3 million as of February 15, 2006. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA common stock, would receive half of the retained amounts. Berkadia had advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

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

A hearing was held on November 29, 2005, and on February 1, 2006, the Bankruptcy Court issued its Order approving FINOVA’s April 2005 motion to the extent that FINOVA will be forever insolvent. The Bankruptcy Court did not find that FINOVA is presently or will be forever insolvent. As a result, FINOVA will continue to direct funds into a restricted account until such time that FINOVA is deemed to be forever insolvent and the funds will then be distributed to FINOVA’s creditors. On February 10, 2006, the Equity Committee filed a Notice of Appeal of the Bankruptcy Court Order to the United States District Court for the District of Delaware.

THE FINOVA GROUP INC.

The Company has a negative net worth of $611.7 million as of December 31, 2005 ($1.2 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $326.6 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

In accordance with the Plan, Berkshire Hathaway and its direct and indirect subsidiaries had agreed to retain ownership of all Senior Notes received by Berkshire Hathaway pursuant to the Plan for a period of four years from the effective date (August 21, 2001) of the Plan. As of August 21, 2005, this four-year period had expired and Berkshire Hathaway is no longer restricted from selling its Senior Notes.

Obligations and Commitments

The following is a listing of FINOVA’s significant contractual obligations and contingent commitments at December 31, 2005 and 2004. A detailed repayment schedule has not been provided because the Company’s most significant obligations are contractual as to amount, but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	December 31, 2005			December 31, 2004
Obligations and Commitments	Contractual	Contingent		Contractual	Contingent
	(Dollars in thousands)
Senior Notes	$1,691,731	$		$2,166,603	$
Management Services Agreement	40,000			48,000
Impermissible Restricted Payments			67,169			42,176
Contingent interest on Senior Notes			91,232			91,232
Unfunded customer commitments			9,233			11,508
Lease obligations	7,706			11,598

	$1,739,437		$167,634	$2,226,201		$144,916

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal prepayments of the Senior Notes are contingent on the availability of excess cash. FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. As noted above, the Company made $474.9 million and $801.3 million of partial principal prepayments on the Senior Notes in 2005 and 2004, respectively, and announced two additional partial prepayments totaling $59.4 million that were made in the first quarter of 2006.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. FINOVA pays Leucadia an annual management fee of $8.0 million and reimburses it for expenses incurred.

Permitted uses of cash are specified in the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes and funding customer commitments; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes in accordance with the terms of the Indenture in an amount not to exceed $150 million per year. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth (approximately $611.7 million at December 31, 2005 or $1.2 billion if the Senior Notes are considered at their principal amount due) and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. As of December 31, 2005, the Company retained a total of $67.2 million. The retained amount increased to $70.3 million during the first quarter of 2006, following the aforementioned additional Senior Note prepayments. Refer to Item 3. “Legal Proceedings” for a discussion of the Company’s motion to the Bankruptcy Court regarding the restricted payments.

THE FINOVA GROUP INC.

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

Unfunded customer commitments are primarily unused contractual lines of credit and to a lesser extent, contractual term financing commitments. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. As of December 31, 2005, the Company’s unfunded commitments included only a few existing accounts, with the majority of the commitment related to one real estate customer. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded.

Lease obligations represent total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $7.7 million at December 31, 2005, primarily due to scheduled rent payments. See Notes to the Consolidated Financial Statements, Note L. “Operating Leases” for a schedule of future minimum rental payments by year.

Not included in the table above is nonrecourse debt associated leveraged leases. Nonrecourse debt associated with leveraged leases totaled $125.4 million and $313.1 million at December 31, 2005 and 2004, respectively. The balances represent principal amounts due to third party lenders under lease arrangements. The Company has no direct obligation for repayment of the nonrecourse debt. Accounting rules require that leases financed by nonrecourse borrowings and meeting certain other criteria be classified as leveraged leases. For balance sheet classification purposes, aggregate leveraged lease rental receivables are reduced by the related nonrecourse debt service obligations to determine the Company’s investment in the leveraged leases. At December 31, 2005 and 2004, all of the Company’s leveraged leases were classified and accounted for as assets held for sale. Typically, the debt has a first priority lien against the leased equipment or property with no additional recourse to FINOVA. FINOVA’s exposure is limited to its investment in the transaction and the Company is not contractually obligated or committed to make repayments of this debt. Nonrecourse debt declined to $125.4 million at December 31, 2005, primarily due to the elimination of $124.9 million of nonrecourse debt in conjunction with the sale of FINOVA’s position in three leases, the elimination of $44.7 million of nonrecourse debt as a result of the senior debt holders restructuring contractual obligations and proceeding against the underlying assets in two separate transactions, principal prepayment of $11.5 million of debt and scheduled principal payments of $6.6 million. The entire remaining amount of nonrecourse debt at December 31, 2005 relates to the Company’s leveraged leases with Northwest Airlines. As previously mentioned, in conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified FINOVA of its intent to renegotiate the terms of eight leveraged leases or possibly reject the transactions. Two Boeing 757 aircraft and six regional jets secure the Northwest leveraged leases. The nonrecourse senior debt on these leveraged leases is significantly in excess of the underlying aircraft values. As noted above, FINOVA has no direct obligation for repayment of the nonrecourse debt.

Collection of the Portfolio

As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices. The Company is offering to sell its remaining assets both by portfolio and individual asset. Due to restrictions contained in the Indenture as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

THE FINOVA GROUP INC.

The following table presents the activity in total financial assets, net of the reserve for credit losses:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Total financial assets, beginning of year	$604,665	$1,531,156

Cash activity:
Fundings under existing customer commitments	14,164	56,309
Collections and proceeds from financial assets	(326,623)	(1,136,038)

Net cash flows	(312,459)	(1,079,729)

Non-cash activity:
Reversal of provision for credit losses	51,811	148,527
Net charge-offs of financial assets	(12,463)	(10,463)
Other non-cash activity	(4,905)	15,174

Net non-cash activity	34,443	153,238

Total financial assets, end of year	$326,649	$604,665

Total financial assets, net of the reserve for credit losses, declined to $326.6 million at December 31, 2005, down from $604.7 million at December 31, 2004. During 2005, net cash flows from the portfolio totaled $312.4 million, down from $1.1 billion in 2004, while non-cash activity resulted in a $34.4 million increase in net financial assets as compared to $153.2 million for 2004. Components of net cash flow for 2005 included $260.4 million of collections from financial assets (including recoveries) and $66.2 million from the sale of assets (excluding cash gains), offset by $14.2 million of fundings under existing customer commitments. Collections from financial assets included a significant level of prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $51.8 million reversal of reserves, partially offset by a $12.5 million net decrease related to the valuation of assets held for sale and owned assets and other non-cash activity of $4.9 million.

During 2004, net cash flows from the portfolio totaled $1.1 billion, while non-cash activity resulted in a $153.2 million increase in net financial assets. Components of net cash flow included $749.6 million of collections from financial assets (including reserves) and $386.4 million from the sale of assets (excluding cash gains), offset by $56.3 million of fundings under existing customer commitments. Non-cash activity included a $148.5 million reversal of reserves and other non-cash activity of $15.2 million, partially offset by a $10.5 million reduction related to markdowns of owned assets.

The real estate portfolio (combined remaining resort and specialty real estate portfolios) declined to a carrying amount of $29.2 million or 8.2% of the Company’s total financial assets (before reserves) at December 31, 2005 as compared to $156.1 million or 22.1% of total financial assets (before reserves) at December 31, 2004. The decline was primarily attributable to prepayments, asset sales and scheduled amortization. During 2005, the Company completed the sale of its last two real estate leveraged leases for net proceeds of $14.1 million, while prepayment activity was in excess of $105 million. The remainder of the real estate portfolio is expected to have a slower rate of runoff. The remaining portfolio is primarily comprised of impaired or nonperforming assets that have been marked down and/or reserved due to certain issues or uncertainties with the customers or the underlying collateral. These assets have the potential for recoveries in excess of their carrying amounts. Due to the size of the real estate portfolio at December 31, 2005, the remaining assets will be combined with all other portfolios in future filings.

The carrying amount of the Company’s transportation portfolio declined $130.5 million since December 31, 2004 to $163.5 million at December 31, 2005, which represents 46.0% of the Company’s total financial assets (before reserves). The decline was primarily attributable to asset sales, prepayments, scheduled amortization, write-offs ($21.8 million) and valuation adjustments ($19.1 million) to the transportation leveraged lease portfolio. The decline was partially offset by the prepayment of $12.5 million (including penalties) of nonrecourse debt associated with two leveraged leases to American Trans Air. FINOVA repossessed the underlying collateral (an aircraft and a spare engine) related to these leveraged leases in 2005. During 2005, the Company completed over 60 asset sales with a total carrying amount of $34.9 million, while prepayment activity represented $24.7 million of carrying amount. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators

THE FINOVA GROUP INC.

are unable or unwilling to continue making payments. The Company’s portfolio of older aircraft generally is not as desirable to domestic commercial airlines and as a result, owned and off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. FINOVA continues to reassess the likelihood of certain off-lease assets being re-leased or sold. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the airline industry. A market for many of these aircraft may never fully return, but the Company believes the course of action to maximize their value is to patiently work these assets and wait for opportune moments to sell or lease the assets that have the potential to return to service, and scrap those assets that are not likely to return to service. As previously discussed, the aircraft-financing market continued to display a high level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate cash in excess of recorded carrying amounts during 2005. Additionally, the Company had a number of aircraft that were under letters of intent to sell as of December 31, 2005 or were sold in early 2006, including the majority of the Company’s off-lease assets and a direct financing lease on a Boeing 747 with Northwest Airlines. In the first quarter of 2006, Northwest exercised a purchase option on the Boeing 747 for $17.0 million, which approximated the fair value of the asset. The Company has seen an increase in demand for certain types of aircraft; however, this demand may decline due to continued uncertainty in the airline industry and the bankruptcy filings of Delta Airlines and Northwest Airlines.

All other portfolios (carrying amount of $162.9 million at December 31, 2005) is comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public and rediscount) that for various reasons have not been sold or collected. The decline in the portfolio was primarily attributable to numerous prepayments, asset sales and scheduled amortization. This portfolio represents 45.8% of the Company’s total financial assets (before reserves) and generally contains assets that are more difficult and work intensive to liquidate. Approximately 77% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloon obligations, or are otherwise in default. The Company expects runoff within this portfolio to begin to slow from the pace in 2005; however, the pace of runoff will be largely dependent on the resolution of a few significant accounts within the portfolio, including the litigation related to loans to The Thaxton Group Inc. and related companies described in Item 3. “Legal Proceedings”. Because this portfolio has been significantly marked down and reserved, the potential exists for recoveries in excess of carrying amounts; however, there can be no assurance that the Company will be successful in recovering amounts in excess of its carrying amounts.

The Company anticipates that when all or substantially all of the assets have been liquidated that the Company’s affairs will need to be wound-up. The Company is analyzing the potential methods of wind-up, which might involve a sale of the remaining assets, an assignment for the benefit of the creditors, or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. We cannot predict the timing or nature of that final wind-up, but the Company is working towards accomplishing that end in a prudent manner. The portfolio has declined considerably and the remaining value has become more concentrated in a small number of accounts, while certain fixed costs and the cost of maintaining a public company have not declined at the same rate as the portfolio.

FINOVA’s reserve for credit losses decreased to $29.0 million at December 31, 2005 from $101.3 million at December 31, 2004. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. The Company has established impairment reserves of $28.3 million related to $85.4 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

Reserves on impaired assets decreased primarily due to write-offs ($31.6 million and $62.2 million for the years ended December 31, 2005 and 2004, respectively), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to nonaccruing or impaired status during 2005 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased to $0.7 million at December 31, 2005 from $5.0 million at December 31, 2004, as a result of prepayments, collections and the migration of certain accounts to impaired assets.

Accounts classified as nonaccruing were $131.9 million or 37.1% of total financial assets (before reserves) at December 31, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $59.2 million and write-offs and net valuation markdowns of $49.2 million. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2005, the Company returned a small number of accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

THE FINOVA GROUP INC.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed throughout this report including sections captioned Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Report and in our public filings.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date of this Report. FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

At December 31, 2005 and 2004, the Company did not have any significant transactions, agreements or other contractual arrangements with unconsolidated entities, nor did the Company have any significant derivative financial instruments.

Quantitative and Qualitative Disclosure About Market Risk

FINOVA’s portfolio has limited sensitivity to increases or decreases in interest rates as of December 31, 2005. The Company has no floating-rate debt obligations and floating-rate assets declined to $50.6 million at December 31, 2005. As a result, a 100 basis point or 1% shift in interest rates would affect net income or loss by approximately $0.5 million. Floating-rate assets continue to decline, further reducing the Company’s exposure to changes in interest rates.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of consolidated operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designed audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Notes to the Consolidated Financial Statements, Note A. “Nature of Operations,” the Company has a negative net worth as of December 31, 2005 and has limited sources of liquidity to satisfy its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 16, 2006

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(Dollars in thousands)

	2005	2004
ASSETS
Cash and cash equivalents	$212,317	$480,485
Restricted cash - impermissible restricted payments	67,169	42,176
Financing Assets:
Loans and other financing contracts, net	177,887	416,695
Direct financing leases	77,948	132,995

Total financing assets	255,835	549,690
Reserve for credit losses	(29,032)	(101,270)

Net financing assets	226,803	448,420

Other Financial Assets:
Operating leases	69,784	69,310
Investments	22,490	29,582
Assets held for the production of income	7,572	14,855
Assets held for sale		42,498

Total other financial assets	99,846	156,245

Total Financial Assets	326,649	604,665
Other assets	5,016	6,799

	$611,151	$1,134,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.7 billion and $2.2 billion, respectively)	$1,151,491	$1,586,957
Interest payable	16,215	20,742
Accounts payable and accrued expenses	52,655	58,361
Deferred income taxes, net	2,521	2,742

Total Liabilities	1,222,882	1,668,802

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(727,149)	(632,702)
Accumulated other comprehensive income (loss)	1,555	(15,838)
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(611,731)	(534,677)

	$611,151	$1,134,125

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Interest income	$27,025	$119,369	$229,502
Rental income	11,177	24,084	31,058
Operating lease income	41,826	51,871	67,303
Fees and other income	14,225	20,149	37,798

Total Revenues	94,253	215,473	365,661
Interest expense	(176,071)	(250,334)	(314,288)
Operating lease depreciation	(8,228)	(17,103)	(25,579)

Interest Margin	(90,046)	(51,964)	25,794

Other Revenues and (Expenses):
Reversal of provision for credit losses	51,811	148,527	238,786
Net gain on financial assets	37,864	108,681	63,054
Portfolio expenses	(23,994)	(28,236)	(29,341)
General and administrative expenses	(45,417)	(44,995)	(70,673)
Loss from settlement of pension plan	(24,665)
Gain from extinguishment of debt, net of fresh-start discount			28,493

Total Other Revenues and (Expenses)	(4,401)	183,977	230,319

(Loss) income before income taxes	(94,447)	132,013	256,113
Income tax expense

Net (Loss) Income	$(94,447)	$132,013	$256,113

Basic/diluted (loss) earnings per share	$(0.77)	$1.08	$2.10

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net (loss) income	$(94,447)	$132,013	$256,113
Adjustments to reconcile net (loss) income to net cash used by operations:
Reversal of provision for credit losses	(51,811)	(148,527)	(238,786)
Net cash gain on disposal of financial assets	(43,311)	(106,413)	(113,559)
Net non-cash loss (gain) on financial assets	5,447	(2,268)	50,505
Loss from settlement of pension plan	24,665
Gain from extinguishment of debt, net of fresh-start discount			(28,493)
Depreciation and amortization	9,033	18,401	28,363
Deferred income taxes, net	(221)	975	7,861
Fresh-start accretion - assets	(2,424)	(34,610)	(47,868)
Fresh-start discount amortization - Senior Notes	39,406	49,512	35,516
Change in assets and liabilities:
(Increase) decrease in other assets	(12,100)	3,056	473
Decrease in interest payable	(4,527)	(10,023)
Increase (decrease) in accounts payable and accrued expenses	6,217	(28,389)	(22,270)

Net Cash Used by Operating Activities	(124,073)	(126,273)	(72,145)

Investing Activities:
Proceeds from disposals of leases and other owned assets	77,762	114,110	198,699
Proceeds from sales of investments	4,725	12,069	50,140
Proceeds from sales of loans and financing leases	27,041	366,647	311,417
Collections and prepayments from financial assets	249,280	712,441	1,712,308
Fundings under existing customer commitments	(14,164)	(56,309)	(404,662)
Funding of severance and bonus trusts			(24,017)
Deposit of impermissible restricted payments into restricted cash account	(24,993)	(42,176)
Recoveries of loans previously written off	11,126	37,184	109,581

Net Cash Provided by Investing Activities	330,777	1,143,966	1,953,466

Financing Activities:
Principal repayments of Berkadia Loan		(525,000)	(1,650,000)
Principal prepayments of Senior Notes	(474,872)	(801,346)
Repurchase of Senior Notes			(49,875)
Benefits realized from pre-confirmation NOLs			32,477

Net Cash Used by Financing Activities	(474,872)	(1,326,346)	(1,667,398)

(Decrease) Increase in Cash and Cash Equivalents	(268,168)	(308,653)	213,923

Cash and Cash Equivalents, beginning of year	480,485	789,138	575,215

Cash and Cash Equivalents, end of year	$212,317	$480,485	$789,138

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

During 2005, FINOVA paid income taxes of $0.2 million, while during 2004, FINOVA received net income tax refunds of $2.6 million. During 2003, FINOVA received net income tax refunds of $41.7 million, including $32.5 million from the carryback of certain tax net operating losses.

FINOVA paid interest of $141.3 million, $208.6 million and $275.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2003	$1,259	$53,233	$(1,020,828)	$(3,877)	$(536)	$(970,749)
Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003	1,259	108,256	(764,715)	2,989	(536)	(652,747)

Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	1,259	113,140	(632,702)	(15,838)	(536)	(534,677)

Comprehensive loss:
Net loss			(94,447)			(94,447)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				787		787
Net change in foreign currency translation				112		112

Comprehensive loss						(77,054)

Balance, December 31, 2005	$1,259	$113,140	$(727,149)	$1,555	$(536)	$(611,731)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands in tables)

A. Nature of Operations

The notes to the financial statements relate to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company provided a broad range of financing and capital markets products, primarily to mid-size businesses.

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. The Company is offering to sell its remaining assets both by portfolio and individual asset. The Company is prohibited by the Indenture governing its 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors.

Because substantially all (except for a few assets that could not be pledged because those assets already secured other obligations) of the Company’s assets are pledged to secure its obligations under the promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of December 31, 2005, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

THE FINOVA GROUP INC.

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

Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with the 2005 presentation. The consolidation of variable interest entities is addressed below in the Company’s Impaired Loans policy.

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

Additionally, FINOVA holds variable interests in qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, variable interests are excluded from consolidation as long as the Company continues to meet the qualifying special-purpose entity conditions of SFAS No. 140, which it currently does. See Note E. “Receivable Sales” for a further discussion of FINOVA’s retained subordinated interest in transferred receivables including FINOVA’s rights and obligations.

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

THE FINOVA GROUP INC.

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

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $197.4 million and $467.0 million at December 31, 2005 and 2004, respectively.

THE FINOVA GROUP INC.

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

Furniture, Equipment and Leasehold Improvements. The Company’s general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment, and adjustments, if any, are charged to operations.

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

Compensation and Benefit Policies

Pension and Other Benefits. Substantially all FINOVA employees were covered by a trusteed, noncontributory pension plan. Benefits were based on final average salary and years of service. The Company’s funding policy provided that payments to the pension trust were at least the minimum annual contribution required by applicable regulations. The Company terminated the pension plan effective December 31, 2004. No pension benefits accrued beyond December 31, 2004, and participant benefits under the plan fully vested and were non-forfeitable as of that date. The Company finalized the termination of the pension plan and all participant obligations were fully settled in December 2005.

Employees are covered by severance arrangements with the Company. The Company recognizes any severance liability ratably over the employee’s remaining service period.

Savings Plan. FINOVA maintains The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. The Company’s matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. Additionally, beginning January 1, 2005, substantially all employees receive an Age & Service contribution to the Savings Plan based on each employee’s eligible earnings, age and years of service.

THE FINOVA GROUP INC.

New Accounting Standards. There were no new accounting standards issued during 2005 that impacted FINOVA.

C. Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of December 31, 2005 and 2004, the carrying amount of total financial assets (before reserves) was $355.7 million and $705.9 million, respectively.

Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amount of the Company’s total financial assets to record them at their reorganization value. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the adjustment was originally scheduled to accrete into income over the life of the underlying transactions, while the remaining portion of the adjustment was reflected as a permanent write down to other financial assets. As of December 31, 2005 and 2004, the unamortized amount totaled $52.3 million and $60.6 million, respectively, of which the Company suspended the accretion of $40.7 million and $32.4 million, respectively, due to the underlying assets being classified as nonaccruing.

Diversification of Credit Risk

The following table presents the carrying amounts and composition of FINOVA’s total financial assets (before reserves) at December 31:

	2005		2004
Transportation	$163,540	46.0%	$294,050	41.7%
Real estate	29,207	8.2%	156,056	22.1%
All other portfolios	162,934	45.8%	255,829	36.2%

	$355,681	100.0%	$705,935	100.0%

Since FINOVA’s total financial assets are concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. The Company has also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of those borrowers and their affiliates. At December 31, 2005, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $220.3 million and represented 61.9% of the Company’s total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2004 of $321.7 million, which represented 45.6% of total financial assets (before reserves). The top 10 exposures at December 31, 2005, were concentrated in five transportation accounts, two real estate transactions and three accounts from the all other portfolios.

As of the date of this Report, three of the top 10 exposures were under letters of intent to sell or were sold. The top 10 exposures also include the Company’s carrying value of two well-publicized bankruptcies (The Thaxton Group Inc. and Northwest Airlines Inc.). Refer to Item 3. “Legal Proceedings” for a further discussion of the Thaxton proceedings. FINOVA’s exposure to Northwest Airlines includes eight leveraged leases on two Boeing 757 aircraft and six regional jets, a direct financing lease on a Boeing 747 and an operating lease on 33 aircraft engines, of which 22 are in the process of being returned to FINOVA in the ordinary course of the transaction. Northwest Airlines has notified the Company of their intent to renegotiate the terms of the leveraged leases or possibly reject the transactions. The outstanding senior debt on the leveraged leases is significantly in excess of the underlying aircraft values. As a result, the assets, which have a contractual balance of $86.4 million, have virtually no remaining value to FINOVA and their remaining carrying value was fully written-off. In the first quarter of 2006, Northwest Airlines exercised a purchase option on the Boeing 747 for $17.0 million, which approximated the fair value of the aircraft. The direct financing lease had a contractual balance of $42.6 million at December 31, 2005. Additionally, FINOVA will retain a Northwest bankruptcy claim, the amount of which has not yet been determined. FINOVA anticipates retaining the operating lease at its original terms.

THE FINOVA GROUP INC.

At December 31, the Company’s transportation portfolio consisted of the following aircraft:

2005

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	3		3	24
Boeing 727	9	4	5	26
Boeing 737	13	13		20
Boeing 747	1		1	17
Boeing 757	4	4		12
McDonnell Douglas DC 8 and DC 9	4	4		34
McDonnell Douglas DC 10	9	1	8	28
McDonnell Douglas MD series	17	17		20
Regional jets, corporate aircraft and turbo props	29	29		13

Total	89	72	17	19

2004

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	4		4	21
Boeing 727	11	4	7	25
Boeing 737	25	25		20
Boeing 747	5	3	2	23
Boeing 757	7	7		11
McDonnell Douglas DC 8 and DC 9	7	4	3	34
McDonnell Douglas DC 10	12	3	9	27
McDonnell Douglas MD series	27	27		19
Regional jets, corporate aircraft and turbo props	32	32		12

Total	130	105	25	19

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all of these aircraft due to the level of prior defaults and returned aircraft.

At December 31, 2005, 33 aircraft with a carrying value of $105.5 million were operated by domestic carriers and 45 aircraft with a carrying value of $38.6 million were operated by foreign carriers. Additionally, 11 aircraft with a carrying value of $7.1 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 2 aircraft which were identified for potential dismantling or sale at scrap values.

At December 31, 2004, 50 aircraft with a carrying value of $156.3 million were operated by domestic carriers and 61 aircraft with a carrying value of $108.9 million were operated by foreign carriers. Additionally, 19 aircraft with a carrying value of $14.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 5 aircraft which were identified for potential dismantling or sale at scrap values.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. Additionally, FINOVA has been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance investment in those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 caused a change in the Company’s approach to maximize value. In certain instances, the Company believes it can achieve better returns in the current market of improved aircraft values by investing in the maintenance of certain types of aircraft and engines. As a result, the number of aircraft being identified for potential dismantling or sale at scrap values has declined. The Company will continue to invest in aircraft maintenance as long as it makes economic sense to do so.

THE FINOVA GROUP INC.

The Company’s transportation portfolio also includes aircraft engines, domestic railroad and other transportation equipment. The carrying value of this equipment was $12.3 million and $14.7 million at December 31, 2005 and 2004, respectively.

In addition to the concentrated exposures within the transportation portfolio, the Company had certain concentrations within its real estate portfolio. At December 31, the carrying amount of the real estate portfolio by industry was as follows:

	2005			2004
Hospitality	$			$115,663	74.1%
Resort and timeshare		29,207	100.0%	35,189	22.6%
Office				5,204	3.3%

Total		$29,207	100.0%	$156,056	100.0%

Financing Assets

Loans and other financing contracts at December 31, consisted of the following:

	2005	2004
Receivables	$244,577	$506,088
Accrued interest	49,275	50,050
Unearned and suspended income	(115,965)	(139,443)

Total loans and other financing contracts, net	$177,887	$416,695

FINOVA has a number of loans with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans with floating interest rates was $50.6 million and $207.6 million at December 31, 2005 and 2004, respectively.

Interest earned from financial transactions with floating interest rates, excluding the recognition of previously suspended income and fresh-start accretion, was approximately $3.5 million, $18.2 million and $64.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the decline in accrued interest did not keep pace with the decline in receivables. As the portfolio shrinks, nonaccruing accounts become a higher percentage of outstanding loans and many of these delinquent accounts have not been paying for some time, resulting in an increasing concentration of accrued interest within these accounts. The accrued interest is offset by a corresponding increase of suspended income, resulting in no net impact to the carrying amount of loans, but an increase in the delinquency aging of those accounts.

At December 31, 2005, FINOVA had unfunded customer commitments of approximately $9.2 million compared to $11.5 million at December 31, 2004. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. As of December 31, 2005 and 2004, the Company’s unfunded commitments included only a few existing accounts, with the majority of the commitment related to one real estate customer.

Direct financing leases at December 31, consisted of the following:

	2005	2004
Rental receivables	$145,975	$211,646
Estimated residual values	33,948	43,772
Unearned and suspended income	(101,975)	(122,423)

Total direct financing leases	$77,948	$132,995

THE FINOVA GROUP INC.

Future minimum lease payments for each of the next five years are $13.3 million, $9.4 million, $6.3 million, $6.1 million and $6.1 million, excluding future payments from Northwest Airlines due to their exercise of a purchase option in the first quarter of 2006.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded as a gain or loss on financial assets. The following table presents the balances and changes in assets held for sale.

Balance, December 31, 2003	$138,224
Prepayment of non-recourse debt associated with leveraged leases	57,951
Net assets reclassified to held for sale	1,000
Markdown to estimated sales price	(12,309)
Runoff (amortization and prepayments)	(16,962)
Sale of assets	(125,406)

Balance, December 31, 2004	42,498
Prepayment of non-recourse debt associated with leveraged leases	12,461
Net assets reclassified from held for sale	(21,095)
Markdown to estimated sales price	(13,442)
Runoff (amortization and prepayments)	(4,582)
Sale of assets	(15,840)

Balance, December 31, 2005	$—

At December 31, 2005, assets held for sale consisted of eight leveraged leases with Northwest Airlines and certain repossessed assets that have virtually no value to FINOVA, while the composition at December 31, 2004, consisted of $3.1 million of repossessed assets and the Company’s remaining leveraged lease portfolio ($39.4 million) of real estate and transportation transactions.

During 2005, repossessed and other owned assets declined $1.5 million due to normal runoff and $1.6 million of assets were reclassified from held for sale. During 2004, $6.6 million of repossessed assets were sold, resulting in net gains of $5.0 million and assets with a carrying amount of $1.0 million were classified as held for sale in conjunction with the Company’s foreclosure and repossession of collateral underlying various loan transactions. Additionally during 2004, repossessed assets were marked down $2.4 million to value the assets at their estimated net selling price.

As of December 31, 2005, the Company’s remaining leveraged lease portfolio is comprised of two Boeing 757 aircraft and six regional jets on lease to Northwest Airlines. In conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified FINOVA of its intent to renegotiate the terms of the leases or possibly reject the transactions. The outstanding senior debt on these leveraged leases is significantly in excess of the underlying aircraft values. As a result, the assets, which have a contractual balance of $86.4 million, have virtually no remaining value to FINOVA and their remaining carrying value was fully written-off. During 2005, FINOVA recognized net valuation markdowns of $13.4 million on the total leveraged lease portfolio, which consisted of $14.4 million of markdowns on the Northwest leveraged leases, a $4.9 million markup of the Company’s real estate leveraged leases and $3.9 million of other net markdowns within the transportation leveraged lease portfolio, while during 2004, the Company recognized net markdowns on the total leveraged lease portfolio of $9.9 million. During 2005 and 2004, the Company completed the sale of numerous leveraged leases with carrying amounts of $15.8 million and $118.8 million, respectively. The 2005 activity included the Company’s last two remaining real estate leveraged leases. Additionally during 2005 and 2004, the Company prepaid $12.5 million (including penalties) and $58.0 million, respectively, of nonrecourse debt associated with the leveraged lease portfolio, which increased FINOVA’s basis in those assets. The 2005 debt prepayment was in conjunction with FINOVA repossessing the underlying collateral (an aircraft and a spare engine), which were reclassified from held to sale to off-lease assets.

Operating leases at December 31, consisted of the following:

	2005	2004
Cost of assets	$101,663	$97,757
Accumulated depreciation	(31,879)	(28,447)

Total operating leases	$69,784	$69,310

THE FINOVA GROUP INC.

Future minimum rentals on noncancelable operating leases are $89.9 million in the aggregate and for each of the next five years are $35.8 million, $23.8 million, $14.8 million, $7.9 million and $4.1 million.

Investments at December 31, consisted of the following:

	2005	2004
Partnerships and nonmarketable equity securities	$1,674	$742
Available for sale:
Marketable equity securities	2,719	2,091
Debt securities	484	1,476

Total available for sale	3,203	3,567

Held to maturity debt securities	3,050	3,327
Trading debt securities	14,563	21,946

Total investments	$22,490	$29,582

Debt and marketable equity securities that are being held for an indefinite period of time are classified as available for sale and are carried at fair value using the specific identification method, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.

The Company had a net unrealized holding gain of $2.0 million at December 31, 2005, as compared to a $1.2 million net unrealized holding gain at December 31, 2004. The increase in unrealized holding gains was primarily due to an increase in market value for an equity investment, which was subsequently sold during the first quarter of 2006, partially offset by asset sales during 2005. The net unrealized holding gains at December 31, 2005 and 2004 included aggregate unrealized losses of $0.4 million for each year. The unrealized losses have substantially all been in a continuous loss position for more than 12 months. The amounts were not shown net of deferred taxes for 2005 and 2004 due to the Company’s current tax position, which includes substantial net operating loss carryforwards.

Held to maturity investments are domestic certificates of deposit with maturities of less than one year and approximate fair value.

Investments classified as trading in 2005 and 2004 were comprised exclusively of assets held in two grantor trusts to secure the Company’s severance and bonus obligations to remaining employees. The assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets. The Company’s investments in trading securities were marked to market on a quarterly basis through current operations.

Net gains of $3.5 million, $7.8 million and $37.2 million were recognized on sales of investments for the years ended December 31, 2005, 2004 and 2003, respectively. As the portfolio of investments declines, gain recognition will become even more sporadic.

Assets held for the production of income at December 31, consisted of the following types of assets:

	2005	2004
Aircraft	$7,111	$14,207
Engines	461	611
Parts		37

Total assets held for the production of income	$7,572	$14,855

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

THE FINOVA GROUP INC.

D. Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Year Ended December 31,
	2005	2004
Balance, beginning of year	$101,270	$274,828
Reversal of provision for credit losses	(51,811)	(148,527)
Write-offs	(31,553)	(62,215)
Recoveries	11,126	37,184

Balance, end of year	$29,032	$101,270

For the years ended December 31, 2005 and 2004, the Company recorded a reversal of provision for credit losses of $51.8 million and $148.5 million, respectively, to reduce its reserve for credit losses. The reserve reductions were primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improvement in collection experience on certain assets, recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in its portfolio. Partially offsetting the reserve reductions were new and additional impairment reserves established on certain accounts.

A summary of the reserve for credit losses by impaired and other assets at December 31, was as follows:

	2005	2004
Reserves on impaired assets	$28,288	$96,245
Other reserves	744	5,025

Reserve for credit losses	$29,032	$101,270

FINOVA’s reserve for credit losses decreased to $29.0 million at December 31, 2005 from $101.3 million at December 31, 2004. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. The Company has established impairment reserves of $28.3 million related to $85.4 million of impaired assets. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. Impairment reserves at December 31, 2004 totaled $96.2 million related to $169.2 million of impaired assets.

Reserves on impaired assets decreased primarily due to write-offs ($31.6 million and $62.2 million for the years ended December 31, 2005 and 2004, respectively), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2005 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased to $0.7 million at December 31, 2005 from $5.0 million at December 31, 2004, as a result of prepayments, collections and the migration of certain accounts to impaired assets.

An analysis of nonaccruing assets included in total financial assets at December 31, was as follows:

	2005	2004
Contracts	$131,922	$256,313
Repossessed assets		3,052

Total nonaccruing assets	$131,922	$259,365

Nonaccruing assets as a percentage of total financial assets (before reserves)	37.1%	36.7%

Accounts classified as nonaccruing were $131.9 million or 37.1% of total financial assets (before reserves) at December 31, 2005 as compared to $259.4 million or 36.7% at December 31, 2004. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $59.2 million and write-offs and net valuation markdowns of $49.2 million. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as

THE FINOVA GROUP INC.

assets held for the production of income, which are excluded from nonaccruing assets. During 2005, the Company returned a small number of accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

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

Had all nonaccruing assets outstanding at December 31, 2005, 2004 and 2003 remained accruing at their contractual rates, interest and rental income would have increased by approximately $23.2 million, $31.4 million and $84.4 million, respectively.

Accruing impaired assets decreased to $109.1 million at December 31, 2005 from $202.4 million at December 31, 2004. The decrease was primarily attributable to multiple prepayments and to a lesser extent due to certain accounts that migrated to nonaccruing status and the classification of newly repossessed aircraft as off-lease assets, which are not included in impaired assets. Partially offsetting the decrease was the return to impaired accruing status of certain accounts following demonstration of sustained performance.

E. Receivable Sales

Franchise Securitization. The Company has a subordinated retained interest in receivables previously sold with limited recourse. Recourse is limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2005 and 2004, the outstanding balance of the sold loans totaled $49.0 million and $56.3 million, respectively, while the Company’s subordinated retained interest was valued at $0.5 million and $1.5 million, respectively. The value of the retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets. Additionally, FINOVA retained servicing responsibilities for these assets

F. Debt

As of December 31, the Company’s total debt outstanding was as follows:

	2005	2004
Senior Notes:
Principal	$1,691,731	$2,166,603
Fresh-start discount	(540,240)	(579,646)

Senior Notes, net	$1,151,491	$1,586,957

Upon emergence from bankruptcy in 2001, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital (“Berkadia Loan”) on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of Senior Notes to restructure the Company’s pre-emergence indebtedness. The Berkadia Loan was scheduled to mature in 2006, but was fully repaid earlier than anticipated (first quarter of 2004) due to accelerated runoff and collection of the portfolio. During 2004, prepayments to Berkadia totaled $525 million.

Because substantially all (except for a few assets that could not be pledged because those assets already secured other obligations) of the Company’s assets are pledged to secure its obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to fully invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

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

THE FINOVA GROUP INC.

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option.

During 2005 and 2004, the Company made $474.9 million and $801.3 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.7 billion as of December 31, 2005. FINOVA announced two additional partial prepayments totaling $59.4 million that were made in the first quarter of 2006. Following these prepayments, cumulative prepayments through the first quarter of 2006 totaled $1.3 billion or 45% of the face amount ($2.97 billion) of the Senior Notes.

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

In accordance with FINOVA’s Plan of Reorganization, Berkshire Hathaway and its direct and indirect subsidiaries had agreed to retain ownership of all Senior Notes received by Berkshire Hathaway pursuant to the Plan for a period of four years from the effective date (August 21, 2001) of the Plan. As of August 21, 2005, this four-year period had expired and Berkshire Hathaway is no longer restricted from selling its Senior Notes.

The Senior Notes are reflected in the balance sheet at December 31, 2005 and 2004, net of an unamortized discount of $540.2 million and $579.6 million, respectively. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. For the years ended December 31, 2005 and 2004, the Company recorded amortization of $39.4 million and $49.5 million, respectively. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made. The Company’s obligation is to pay the full remaining $1.7 billion principal amount of the Senior Notes due at maturity in 2009.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company has retained a total of $70.3 million as of February 15, 2006. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

THE FINOVA GROUP INC.

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

A hearing was held on November 29, 2005, and on February 1, 2006, the Bankruptcy Court issued its Order approving FINOVA’s April 2005 motion to the extent that FINOVA will be forever insolvent. The Bankruptcy Court did not find that FINOVA is presently or will be forever insolvent. As a result, FINOVA will continue to direct funds into a restricted account until such time that FINOVA is deemed to be forever insolvent and the funds will then be distributed to FINOVA’s creditors. On February 10, 2006, the Equity Committee filed a Notice of Appeal of the Bankruptcy Court Order to the United States District Court for the District of Delaware.

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

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, pay the 5% distribution to common stockholders (absent a court order), or to make any contingent interest payments. The Company has a negative net worth of $611.7 million as of December 31, 2005 ($1.2 billion if the Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

G. Pension and Other Benefits

The Company sponsored a trusteed, noncontributory pension plan that covered substantially all of FINOVA’s employees. Benefits were based primarily on final average salary and years of service. The Company’s funding policy for the pension plan was to make at least the minimum annual contribution required by applicable regulations. The Company terminated the pension plan effective December 31, 2004 and received final regulatory approvals in late 2005. No pension benefits accrued beyond December 31, 2004 and participant benefits under the plan fully vested and became non-forfeitable as of that date. The Company completed the termination of the pension plan and all participant obligations were fully settled in December 2005. Upon final distribution of participant benefits, the Company recognized all remaining unrecognized net actuarial amounts under the plan, resulting in a loss from settlement of the pension plan of $24.7 million.

THE FINOVA GROUP INC.

Obligations and Funded Status of the Pension Plan

At December 31,	2005	2004
Change in Projected Benefit Obligations:
Projected benefit obligation, beginning of year	$46,515	$42,050
Service cost		725
Interest cost	2,384	2,469
Actuarial loss		7,855
Benefits paid	(57,409)	(1,578)
Curtailment gain (1)		(5,006)
Settlement loss (2)	8,510

Projected benefit obligation, end of year (1)	—	46,515

Change in Plan Assets:
Fair value of plan assets, beginning of year	41,902	39,943
Actual return on plan assets (3)	1,410	537
Employer contributions (4)	14,097	3,000
Benefits paid	(57,409)	(1,578)

Fair value of plan assets, end of year	—	41,902

Funded status		(4,613)
Unrecognized net actuarial loss		16,494

Net amount recognized	$—	$11,881

(1)	At December 31, 2004, the accumulated benefit obligation, which was based on current and past compensation levels, totaled $46.5 million. The unrecognized curtailment gain eliminates the effects of future salary increases from the projected benefit obligation due to the plan termination.
(2)	The settlement loss represents the difference between the projected benefit obligation at the beginning of the year based on the assumed discount rate (see table below) and the actual obligation at termination, which was impacted by the current interest rate environment, plan amendments, premiums for annuities and other termination costs.
(3)	To reduce the volatility of invested plan assets, the Company kept all plan assets in lower yielding, lower risk investments. See Pension Plan Assets below for a discussion of the Company’s investment strategy.
(4)	During 2005, the Company made contributions to fully fund the plan once the final costs of terminating the plan were determined, while contributions in 2004 were made to improve the funded status of the plan.

Amounts Recognized in the Consolidated Balance Sheet at December 31:

	2005	2004
Prepaid benefit cost	$	$
Accrued benefit liability		(4,613)
Accumulated other comprehensive loss		16,494

Net amount recognized	$—	$11,881

Additional information at December 31:

	2005	2004
(Decrease) increase in minimum liability in other comprehensive loss	($16,494)	$16,494

THE FINOVA GROUP INC.

Weighted Average Assumptions Used to Determine Projected Benefit Obligations at December 31:

	2005	2004
Discount rate	N/A	5.125%
Rate of increase in future compensation levels	N/A	2.50%

Pension Plan Assets

Due to the pending plan termination, the Company’s pension plan assets at December 31, 2004 were held entirely in a low yielding, low risk short-term investment grade money market fund containing a diversified blend of investment grade commercial paper, certificates of deposit and other low risk short-term investments.

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

Cash Flows

Estimated Future Benefit Payments

The Company paid benefits of $57.4 million during 2005, which fully discharged the Company’s obligations under the plan. No future payments will be made as a result of the plan termination.

Contributions

The Company had no minimum funding requirement for its pension plan in 2005 and 2004. During 2005, the Company made discretionary contributions of $14.1 million to fully fund the plan once the final costs of terminating the plan were determined, while during 2004, $3.0 million of discretionary contributions were made to improve the funded status of the plan. The final costs of terminating the plan were slightly higher than previously anticipated primarily due to the current interest rate environment and its impact on the cost to purchase annuities.

Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2005		2004	2003
Pension benefits:
Service cost	$		$725	$1,099
Interest cost		2,384	2,469	2,378
Expected return on plan assets		(1,669)	(1,331)	(2,496)
Amortization of unrecognized net actuarial loss		598	237	42

Net Periodic Pension Cost		1,313	2,100	1,023
Settlement or Curtailment Loss		24,665

Total benefit cost		$25,978	$2,100	$1,023

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at December 31:

	2005	2004	2003
Discount rate	5.125%	6.00%	6.25%
Expected long term rate of return on plan assets	3.00%	3.00%	3.00%
Rate of increase in future compensation levels	2.50%	2.50%	2.75%

THE FINOVA GROUP INC.

In determining the expected long-term rate of return on plan assets, FINOVA studied historical markets and the historical returns of assets with similar investment risk as deployed by FINOVA’s investment strategy, which is consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as the interest rate environment, inflation and other economic indicators were evaluated and adjustments, where deemed necessary, were made to the historical market information in determining the expected rate of return assumptions. Given the Company’s expectation of a shorter investment period than most plans benchmarked, shorter-term capital market assumptions were utilized.

H. Income Taxes

The consolidated income tax expense consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
United States – State	$245	$(144)	$(390)
Foreign	4	28	226

	249	(116)	(164)

Deferred:
United States – State	(245)	144	390
Foreign	(4)	(28)	(226)

	(249)	116	164

Income tax expense	$—	$—	$—

During 2005 FINOVA paid income taxes of $0.2 million, while in 2004 and 2003, FINOVA received net income tax refunds of $2.6 million and $41.7 million, respectively.

The federal statutory income tax rate applied to income before taxes is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes	2.8	(1.1)	(2.3)
Foreign tax effects	0.5	4.7	0.4
Valuation allowance	(30.3)	41.5	30.0
Original issue discount	(8.9)	(10.2)	7.0
Other	0.9	0.1	(0.1)

Expense for income taxes	—%	—%	—%

THE FINOVA GROUP INC.

The significant components of deferred tax liabilities and deferred tax assets at December 31, consisted of the following:

	2005	2004
Deferred tax liabilities:
Deferred income from leveraged leases	$47,152	$119,373
Basis difference in debt	73,330	42,617

Gross deferred tax liability	120,482	161,990

Deferred tax assets:
Deferred expenses/losses from lease financing	80,959	44,058
Reserve for credit losses	47,226	88,692
Goodwill	4,741	5,620
Alternative minimum tax	5,283	5,283
Net operating loss carryforward	454,777	425,557
Basis difference in loans and investments	47,998	46,888
Basis difference in owned assets	19,082	59,058
Accrued expenses	2,945	3,184
Other	2,023	4,207

Gross deferred tax asset	665,034	682,547
Valuation allowance	(547,073)	(523,299)

Net deferred tax asset	117,961	159,248

Net deferred tax liability	$2,521	$2,742

The effective income tax rate for the years ended December 31, 2005, 2004 and 2003, was zero for each year. The zero rates were due to the expectation that the Company would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2005 and 2004, the valuation allowance increased by $23.7 million and decreased by $4.4 million, respectively, primarily due to the reversal of deferred tax liabilities. The reasons the Company may not be able to utilize all the deferred tax assets include a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

Based on available data, management has concluded that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company’s ability to utilize net operating loss (“NOL”) carryforwards and built in losses following the ownership change. However, pursuant to the “Section 382(I)(5) bankruptcy exception,” provided the Company’s reorganization resulted in ownership of 50% or more of the Company’s stock by qualifying creditors and pre-change stockholders, the general limitations imposed by Section 382 will not apply. As of December 31, 2005 and 2004, the Company had federal NOL carryforwards of $1.2 billion and $1.1 billion, respectively, none of which expire prior to 2009. For a discussion of the impact of the Plan on the NOL carryforward, refer to previous SEC filings.

I. Stockholders’ Equity

In August 2001, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA’s outstanding shares after giving effect to implementation of the Plan. At December 31, 2005, 2004 and 2003, FINOVA had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. The Company has 400,000,000 shares of common stock authorized.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2005. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

THE FINOVA GROUP INC.

J. Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability Adjustment		Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$		$(133)	$(3,744)	$(3,877)
Change during 2003			(313)	7,179	6,866

Balance, December 31, 2003			(446)	3,435	2,989
Change during 2004		(16,494)	(113)	(2,220)	(18,827)

Balance, December 31, 2004		(16,494)	(559)	1,215	(15,838)
Change during 2005		16,494	112	787	17,393

Balance, December 31, 2005		$—	$(447)	$2,002	$1,555

The balances were not tax affected in 2005, 2004 and 2003 due to the Company’s current tax position, which includes substantial net operating loss carryforwards (see Note H. “Income Taxes”).

K. General and Administrative Expenses

The following represents a summary of the major components of general and administrative expenses for the periods ended:

	Year Ended December 31,
	2005	%	2004	%	2003	%
Salaries and employee benefits	$25,469	56.1%	$30,948	68.8%	$31,914	45.2%
Other operating expenses	4,717	10.4%	5,279	11.7%	5,413	7.6%
Professional services (1)	10,043	22.1%	4,184	9.3%	24,597	34.8%
Occupancy expenses	3,784	8.3%	2,397	5.3%	4,921	7.0%
Depreciation and amortization	805	1.8%	1,298	2.9%	2,784	3.9%
Travel costs	599	1.3%	889	2.0%	1,044	1.5%

Total general and administrative expenses	$45,417	100.0%	$44,995	100.0%	$70,673	100.0%

(1)	Professional services for the year ended December 31, 2004 included a $5.8 million reversal of excess litigation accruals, which resulted from the settlement and payment of bankruptcy claims for amounts less than what had originally been accrued.

L. Operating Leases

The Company leases various office properties under operating lease contracts expiring through 2011. As discussed in Note M. “Costs Associated with Exit or Disposal Activities,” FINOVA has multiple office leases that it has ceased using or terminated. The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of the lease. As of December 31, 2005 and 2004, the Company had a liability for terminated leases and office space it has ceased using totaling $3.7 million and $2.6 million, respectively, which is net of sublease rentals, where applicable.

The table below details total minimum future rental payments under operating leases still in place as of December 31, 2005:

2006	$2,373
2007	1,284
2008	1,114
2009	1,114
2010	1,114
Thereafter	707

Total minimum future rental payments	$7,706

THE FINOVA GROUP INC.

Total minimum future rental payments have not been reduced by $2.6 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals was $3.8 million, $2.4 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense for the years ended December 31, 2005, 2004 and 2003 does not include rent payments and sublease rentals netted against a liability established in accordance with the provisions of SFAS No. 146, for future rentals (net of anticipated sublease rentals) on office space the Company is no longer using. Rent expense for the year ended December 31, 2005 includes an accrual of $1.8 million for lease termination costs associated with the anticipated termination of two long-term office lease agreements.

M. Costs Associated with Exit or Disposal Activities

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

	2005	2004
Balance, beginning of year	$4,252	$3,415
Payments	(7,810)	(4,064)
Net additions	7,819	4,901

Balance, end of year	$4,261	$4,252

As of December 31, 2005 and 2004, FINOVA’s severance liability covered approximately 61 and 40 individuals, respectively, at various levels throughout the Company, including staff and management. The liability is recorded in the accounts payable and accrued expenses line item of the balance sheet.

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

	2005	2004
Balance, beginning of year	$2,573	$4,926
Payments	(651)	(2,353)
Net additions	1,777

Balance, end of year	$3,699	$2,573

As of December 31, 2005 and 2004, the Company had a total liability for terminated leases and office space it has ceased using of $3.7 million and $2.6 million, respectively, which is reflected in the accounts payable and accrued expenses line item of the balance sheet. The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals. The net increase during 2005 was the result of accruing an additional $1.8 million of lease termination costs, due to the anticipated termination of two long-term office lease agreements, partially offset by the payment of scheduled lease rentals (net of sublease income) and termination costs. The net decrease during 2004 was due to the payment of scheduled lease rentals (net of sublease income) and termination costs, partially offset by accruals related to additional idle office space.

THE FINOVA GROUP INC.

N. Litigation and Claims

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003 and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2005. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million. The Thaxton Group had approximately 6,800 holders of its subordinated notes that were issued in several states, with a total subordinated indebtedness of approximately $122 million.

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

THE FINOVA GROUP INC.

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

On October 6, 2005, the United States Court of Appeals for the Fourth Circuit issued an order granting the Company’s petition for permission to appeal the order of the South Carolina District Court certifying the class action cases and staying further proceedings in the South Carolina District Court during the pendency of the appeal or until the further order of the Court of Appeals. Oral arguments on the petition were heard by the Fourth Circuit on February 2, 2006. On March 14, 2006, the Fourth Circuit issued its ruling, reversing the South Carolina District Court’s class certification, stating, that in light of the Adversary Proceeding addressed below, class certification is not the superior method for the fair and efficient adjudication of the controversy.

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

The Company was notified on September 21, 2005, that the South Carolina District Court had denied the Company’s motion to transfer the Adversary Proceeding back to the United States District Court for the District of Delaware at this time, denied the Company’s motion for partial summary judgment on certain claims in the Adversary Proceeding, and granted the Thaxton Committee’s motion for partial summary judgment on the Committee’s claim for equitable subordination. The court has not yet issued this opinion.

As Thaxton has liquidated assets, portions of the payments collected by Thaxton have been deposited into a reserve account (approximately $72 million at December 31, 2005) in the name of FINOVA and the Thaxton Entities bankruptcy estates rather than being paid to FINOVA in respect of FINOVA’s outstanding loan. During the third quarter of 2005, FINOVA and Thaxton also agreed to deposit future interest payments and legal expense reimbursement that FINOVA alleges are due from Thaxton to FINOVA into two additional reserve accounts (an aggregate of approximately $5.0 million at December 31, 2005), each in the name of FINOVA and the Thaxton Entities bankruptcy estates. These reserve accounts are expected to be maintained until the Adversary Proceeding is resolved. These amounts are not reflected in FINOVA’s balance sheet. As a result of these reserve accounts, the amount of cash flow being paid by the Thaxton Entities to FINOVA has decreased from prior periods.

If the South Carolina District Court’s equitable subordination finding is not overturned or otherwise modified, the Company’s ability to recover on its claims in the Thaxton Entities bankruptcy cases may be materially and negatively affected, depending upon the exact nature of that ruling, as well as the results of other rulings in this litigation that may substantially limit the effect and importance of the equitable subordination ruling. Among the other rulings that could affect the Company’s ability to recover its claims, either positively or negatively, is the Delaware bankruptcy court’s ruling on a pending request seeking substantive consolidation of the Thaxton Entities. The Delaware bankruptcy court held a hearing on that issue, but has not yet ruled on the matter. A material and negative impact on the Company’s ability to recover on its claims in the Thaxton Entities bankruptcy cases would have a material adverse impact on the Company’s financial position, results of operations and/or cash flow.

If the Adversary Proceeding results in a significant adverse final determination against the Company, it is unlikely that the Company would be able to satisfy that liability due to its financial condition. As previously disclosed, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in connection with the Thaxton Entities, whether in the MDL Litigation, or in the Adversary Proceeding, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities, including without limitation with respect to the pending substantive consolidation request.

THE FINOVA GROUP INC.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note F. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account, and totaled $70.3 million as of February 15, 2006. Because FINOVA will not be able to repay the Senior Notes in full, on April 1, 2005, it filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors. In June 2005, the Bankruptcy Court ordered that the former Equity Committee (the “Equity Committee”) be reconstituted. As of July 14, 2005, the Equity Committee was reconstituted with three members.

A hearing was held on November 29, 2005, and on February 1, 2006, the Bankruptcy Court issued its Order approving FINOVA’s April 1, 2005 motion to the extent that FINOVA will be forever insolvent. The Bankruptcy Court did not find that FINOVA is presently or will be forever insolvent. As a result, FINOVA will continue to direct funds into a restricted account until such time that FINOVA is deemed to be forever insolvent and the funds will then be distributed to FINOVA’s creditors. On February 10, 2006, the Equity Committee filed a Notice of Appeal of the Bankruptcy Court Order to the United States District Court for the District of Delaware.

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

Arledge filed an Application for Temporary Restraining Order (“TRO”) and Order to Show Cause, Alternatively Application for Prejudgment Writ of Attachment against FINOVA on August 24, 2005 in an attempt to prevent FINOVA from liquidating part or all of its assets pending trial. The Court denied the motion for TRO. The Court, however, granted Arledge’s request for a prejudgment attachment, but conditioned the issuance of any resulting writ of attachment on Arledge posting a $4.5 million bond (which has not occurred). An evidentiary hearing was held on October 24, 2005 on Arledge’s request for a preliminary injunction; and on January 6, 2006, the Court issued an order denying Arledge’s application for a preliminary injunction. The Court ruled, among other things, that a preliminary injunction would be futile because all of FINOVA’s assets are encumbered. The Company continues to believe that all of the claims against it in this matter are without merit. The Company intends to vigorously defend the claims asserted against it.

O. Fair Value of Financial Instruments

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

THE FINOVA GROUP INC.

The carrying amounts and estimated fair values of FINOVA’s financial instruments for the years ended December 31, are as follows:

	2005			2004
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Balance Sheet - Financial Instruments:
Loans and other financing contracts	$177,887	(1)	$188,458	$416,695	(1)	$375,320
Senior Notes	1,151,491		634,399	1,586,957		1,061,635

(1)	Carrying amount before reserves.

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

Senior Notes. The Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2005 and 2004. At December 31, 2005, the fair value of the Senior Notes was $634.4 million compared to their carrying amount of $1.2 billion and outstanding principal of $1.7 billion. At December 31, 2004, the fair value of the Senior Notes was $1.1 billion compared to their carrying amount of $1.6 billion and an outstanding principal of $2.2 billion. The carrying amount of the Senior Notes was net of unamortized fresh-start discount of $540.2 million and $579.6 million at December 31, 2005 and 2004, respectively.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair values, the values presented have not been updated since December 31, 2005. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

P. Related Party

In conjunction with its emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the Senior Notes were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan. The Berkadia loan was scheduled to mature in 2006, but was fully repaid earlier than anticipated (first quarter of 2004) due to accelerated runoff and collection of the portfolio.

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

THE FINOVA GROUP INC.

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company’s creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background

Ian M. Cumming	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.

Joseph S. Steinberg	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	Director of FINOVA. Former partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he practiced from 1981 to December 2004.

G. Robert Durham	Director of FINOVA since 1992 and Chairman in 2001. Former Director of MK Resources Company, a then publicly traded majority-owned subsidiary of Leucadia.

Thomas F. Boland	Director of FINOVA originally designated by the Official Committee of Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

Q. Subsequent Events – (Unaudited)

As of the date of this Report, the Company has sold or has signed definitive agreements to sell assets with a total carrying amount of slightly over $60 million. Additionally, the Company has a number of assets that are under non-binding letters of intent to sell, which are still in the process of being finalized. The Company is offering to sell its remaining assets both by portfolio and individual asset, if buyers can be found at acceptable prices.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Total revenues	$28,302	$25,330	$22,771	$17,850
Interest margin	(22,074)	(21,179)	(21,668)	(25,125)
Total other revenues and (expenses)	21,558	9,669	(15,492)	(20,136)
Net loss	(516)	(11,510)	(37,160)	(45,261)
Basic/diluted loss per share	(0.00)	(0.09)	(0.30)	(0.37)

2004:
Total revenues	$74,118	$64,894	$36,124	$40,337
Interest margin	2,926	(6,983)	(30,198)	(17,709)
Total other revenues and (expenses)	43,148	21,973	53,268	65,588
Net income	46,074	14,990	23,070	47,879
Basic/diluted earnings per share	0.38	0.12	0.19	0.39