Form 10-K/A
period 2005-12-31
FINOVA GROUP INC
filed 2006-04-05
CIK 883701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

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
(State or other jurisdiction                (I.R.S. employer identification no.)
     of incorporation)


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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                 Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
None.

================================================================================

                                EXPLANATORY NOTE

                  This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report of The FINOVA Group Inc. (the "Company") for the fiscal year ended December 31, 2005.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information regarding the executive officers of the Company are included in "Optional Item" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 previously filed with the Securities and Exchange Commission. As of March 31, 2006, the directors of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

                                             Position with
Name                         Age             the Company               Office Held Since
----                         ---             -----------               -----------------
Thomas F. Boland             62              Director                  August 2001

Ian M. Cumming               65              Chairman of               Chairman of the Board
                                             the Board and             and Director since
                                             Director                  August 2001

G. Robert Durham             77              Director                  March 1992

Thomas E. Mara               60              Director and              Chief Executive
                                             Chief                     Officer and Director
                                             Executive                 since September 2002;
                                             Officer                   Executive Vice
                                                                       President from August
                                                                       2001 to September 2002

R. Gregory Morgan            52              Director                  August 2001

Kenneth R. Smith             63              Director                  March 1992

Joseph S. Steinberg          62              President and             President and Director
                                             Director                  since August 2001


                  The recent business experience of our directors is summarized as follows:

                  THOMAS F. BOLAND. Mr. Boland has been a Managing Director of Seneca Financial Group, Inc. (an investment bank specializing in financial restructuring advisory services) since 2001. Prior to that, Mr. Boland served as a Managing Director for Citigroup Corporate and Investment Bank, Inc. in charge of Japan, Europe and North America Credit and Operating Risk Management from 1999 to 2001. He served as a Senior Risk Manager for Citibank's Global Relationship Bank and he was Chairman of the Board of Shuttle, Inc. from 1992 to 1997. Mr. Boland has been designated to serve on the Board by the creditors' committee in our reorganization proceedings. Mr. Boland was appointed to FINOVA's Board of Directors as the designee of the creditors' committee in those proceedings, which was given the right under the plan of reorganization to appoint one director. FINOVA's Bylaws provide that our Board will renominate him each year as a director so long as at least $500 million of our 7.5% senior secured notes remain outstanding, unless a majority of the note holders request nomination of a different director, pursuant to procedures set forth in the Bylaws.

                  IAN M. CUMMING. Mr. Cumming has served as Chairman of the Board of FINOVA since August 2001. Since 1978, Mr. Cumming has also served as a director and Chairman of the Board of Leucadia National Corporation ("Leucadia"), which has an indirect 25% interest in FINOVA. Mr. Cumming has served as a director of Skywest, Inc. (a Utah-based regional air carrier) since June 1986 and HomeFed Corporation ("HomeFed") (a publicly held real estate development Company) since May 1999.

                  G. ROBERT DURHAM. Mr. Durham was the Chairman of FINOVA from February to August 2001 and has served as a director of FINOVA since March 1992. He is the retired Chairman and Chief Executive Officer of Walters Industries, Inc. (a homebuilding and financing, building materials, natural resources and industrial manufacturing Company), where he served as Chairman and Chief Executive Officer from 1991 to 1996. Mr. Durham was also the former Chairman, President and Chief Executive Officer of Phelps Dodge Corporation (a mining Company), the Mony Group, Amphenol Corp. and Earle M. Gorgensen Co.

                  THOMAS E. MARA. Mr. Mara has served as Chief Executive Officer of FINOVA since September 2002. Previously, he served as Executive Vice President of FINOVA from 2001 to September 2002. Mr. Mara also serves as Executive Vice President of Leucadia, which has an indirect 25% interest in FINOVA, since 1980 and Treasurer of Leucadia since 1993. He has served as a director of Inmet Mining Corporation (a Toronto stock exchange listed Canadian mining company) from August 2005 to present.

                  R. GREGORY MORGAN. Mr. Morgan is a lawyer and was previously a partner in the law firm of Munger, Tolles & Olson LLP, where he has practiced law from 1981 through 2004. Presently, Mr. Morgan has been a member of The Price Group, a private investment partnership, since 2005.

                  KENNETH R. SMITH. Mr. Smith has been an Eller Distinguished Service Professor of Economics since 1980, Dean of the Eller College of Management from 1980 to 1995 (and acting Dean from 2004 to 2005), and Vice Provost from 1992 to 1995 of The University of Arizona. He has served as Chairman since 1996 and director since 1990 of Apache Nitrogen Products, Inc. and was a director of Southwest Gas Corporation from 1988 to 1992.

                  JOSEPH S. STEINBERG. Mr. Steinberg has served as President of FINOVA since August 2001. He has served as director of Leucadia, since 1978 and President of Leucadia since 1979. Mr. Steinberg also has served as a director of HomeFed since August 1998 (Chairman of the Board since December 1999) and as a director of Jordan Industries, Inc. (a public company that owns and manages manufacturing companies) since June 1998.

                        AUDIT COMMITTEE FINANCIAL EXPERT

                  The Audit Committee consists of Messrs. Morgan (Chairman), Boland and Smith. The Board of Directors has determined that each of Messrs Boland and Smith is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission. Applying the New York Stock Exchange criteria, the Board of Directors has determined that Messrs. Morgan and Boland are independent. Although Mr. Smith may not satisfy such independence criteria due to relationships noted below under "Certain Relationships and Related Transactions," the Board of Directors nevertheless deems it appropriate for him to serve on the Audit Committee due to his familiarity with FINOVA's operations and financial circumstances and believes that Mr. Smith is independent for purposes of serving on the Audit Committee in accordance with the rules and regulations of the Securities and Exchange Commission.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2005, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

                                 CODE OF CONDUCT

                  We have a Code of Conduct, which is applicable to all directors, officers and employees of the Company. The Code of Conduct is available on our website, www.finova.com. The Company intends to post amendments to or waivers from our Code of Conduct on its website.

ITEM 11.    EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                  The following table summarizes the compensation we paid during the years 2005, 2004 and 2003 to the Chairman, President, Chief Executive Officer and each of the other most highly compensated executive officers as of the end of 2005, based on salary and annual bonus, as well as compensation for two additional persons who are our former executive officers. Bonus totals also include amounts paid in 2006, which related to 2005 performance. Information is not included before the year a listed person became an executive officer.


                                                                                      ANNUAL COMPENSATION
                                                                             ------------------------------------
                                                                                           RETENTION      OTHER         ALL
                                                                                           & PERFOR-      ANNUAL       OTHER
                             NAME AND                                                        MANCE       COMPEN-      COMPEN-
                        PRINCIPAL POSITION                          YEAR     SALARY(1)    BONUSES(1)    SATION(2)    SATION(3)
--------------------------------------------------------------    --------   ---------    ----------    ---------    ----------
IAN M. CUMMING                                                      2005         *                        $37,500
CHAIRMAN                                                            2004                                   37,500
                                                                    2003                                   45,000

--------------------------------------------------------------    --------   ---------    ----------    ---------    ----------

JOSEPH S. STEINBERG                                                 2005         *                         36,000
PRESIDENT                                                           2004                                   37,500
                                                                    2003                                   43,500

--------------------------------------------------------------    --------   ---------    ----------    ---------    ----------

THOMAS E. MARA                                                      2005         *                         42,000
CHIEF EXECUTIVE OFFICER                                             2004                                   45,000
                                                                    2003                                   49,500

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

GLENN E. GRAY
FORMER CHIEF OPERATING OFFICER                                      2005     $153,000     $250,000         19,177      $979,266
(THROUGH JUNE 30, 2005)                                             2004      305,000      600,000         15,072        12,300
                                                                    2003      300,000      600,000                       12,000

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

RICHARD LIEBERMAN                                                   2005     $104,550     $150,000        $21,704      $437,732
FORMER SENIOR VICE PRESIDENT,                                       2004      208,417      300,000         10,457        12,300
GENERAL COUNSEL AND SECRETARY                                       2003      204,167      310,000                       12,000
(THROUGH JUNE 30, 2005)

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

PHILIP A. DONNELLY(4)                                               2005     $172,648     $225,000
SENIOR VICE PRESIDENT,
GENERAL COUNSEL AND SECRETARY

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

                                                                    2005     $200,000     $250,000        $16,168       $12,600
RICHARD A. ROSS                                                     2004      193,274      250,000          2,824        12,300
SENIOR VICE PRESIDENT
CHIEF FINANCIAL OFFICER & TREASURER

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------


--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

JEFFREY WEISS(4)
SENIOR VICE PRESIDENT,                                              2005      $226,650     $300,000        $ 5,321       $12,600
GROUP MANAGER

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

JAMES D. WIFLER(4)
SENIOR VICE PRESIDENT
TRANSPORTATION GROUP MANAGER                                        2005     $163,717     $200,000         $7,402       $12,600

--------------------------------------------------------------    -------    ---------    ---------     ---------    ----------

* The services of our Chairman, President and Chief Executive Officer are provided to FINOVA under a management agreement with Leucadia. They receive compensation as directors, including the retainer and meeting fees noted under "Compensation of Directors." The management agreement is discussed in more detail in "Certain Relationships and Related Transactions" below.

(1) Includes deferred compensation, if any. Bonuses are discretionary payments based on performance of the recipient. Amounts for 2005 include payments made in 2006 relating to 2005 performance.

(2) Includes directors' fees paid to Messrs Cumming, Steinberg and Mara and personal benefits paid to the other named executive officers.

(3) Reflects matching payments under the Savings Plan and includes severance compensation for Messrs. Gray and Lieberman of $979,266 and $437,732 respectively.

(4) Reflects compensation for the named executive officer for all of 2005. The named executive officer became an executive officer effective July 1, 2005.

                                RETIREMENT PLANS

                  Substantially all FINOVA employees were covered by a trusteed, noncontributory pension plan. Benefits were based on final average salary and years of service. FINOVA terminated the Pension Plan as of December 31, 2004. No additional benefits accrued under that plan and participant benefits under the plan fully vested and were non-forfeitable as of such date. The Company finalized the termination of the pension plan and all participant obligations were fully settled in December 2005. FINOVA distributed the Plan proceeds to the participants in the fourth quarter of 2005 and the Pension Plan Trust closed on February 28, 2006. Amounts distributed to our current and former executive officers named in the Summary Compensation Table are as follows:

              NAME AND PRINCIPAL POSITION           YEARS OF SERVICE         DISTRIBUTION
              ---------------------------           ----------------         ------------
      Philip A. Donnelly                                    6                 $48,777.36
      Senior Vice President, General Counsel and
      Secretary

      Glenn E. Gray                                        11                 $128,600.88
      Former Chief Operating Officer
      (through June 30, 2005)

      Richard Lieberman                                    12                 $150,786.35
      Former Senior Vice President,
      General Counsel and Secretary
      (through June 30, 2005)

      Richard A. Ross                                      10                 $77,051.38
      Senior Vice President
      Chief Financial Officer & Treasurer

      Jeffrey Weiss                                        15                 $183,279.92
      Senior Vice President,
      Group Manager

      James D. Wifler                                      19                 $205,348.83
      Senior Vice President
      Transportation Group Manager

                            COMPENSATION OF DIRECTORS

                  Directors receive a $30,000 annual retainer. Directors also receive $1,500 for each Board, committee or other meeting attended. In connection with his duties as a member of the Special Committee, Mr. Boland is authorized to receive a stipend at a rate of $2,500 per day for Special Committee business, other than Special Committee meetings. We reimburse directors for any expenses related to their Board service.

               ARRANGEMENTS WITH RESPECT TO SEVERANCE COMPENSATION

                  Pursuant to letter agreements, which have been filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, executive officers are eligible to receive severance compensation if they are involuntarily terminated other than for cause, with payments based on years of service with the Company. Under the terms of the Company's severance arrangements, as of March 31, 2006 the current executive officers would be entitled to a severance payment equal to the product of the base salary for the current fiscal year times an amount based on years of service with the Company. Mr. Donnelly would be eligible for 1.72 years; Mr. Ross 1.85 years; Mr. Weiss 2.29 years, and Mr. Wifler 2.18 years. FINOVA may supplement those amounts but may not reduce them below the current levels. They are also eligible for health insurance continuation for up to 18 months after severance as well as outplacement assistance. Mr. Gray received severance compensation equal to 3.16 years of base compensation and Mr. Lieberman received severance compensation of equal to 1.91 years of base compensation when they were severed in 2005 and they were given continued life insurance and financial counseling for one year after termination.

                  The Board established and funded two trusts to secure the Company's obligations to all of its employees for severance and bonuses. The Trustee of both trusts is Atlantic Trust Company. One trust (the "US Severance Trust") secures the severance and related medical insurance and outplacement obligations for the US employees. The US Severance Trust pays terminated employees their severance benefits if they are otherwise eligible to receive severance from FINOVA and enter into a release of liability, as is required by FINOVA policy.

                  The other trust (the "Bonus Trust") secures the bonus obligations for all employees and the severance obligations for the employees based in the United Kingdom. The trust provides that if the Company does not pay the bonus or UK severance payments, the employees can request that the Trustee pay those amounts from the trust, pursuant to procedures established in the Trust Agreement.

                  FINOVA funded these trusts in 2003 with a total of approximately $24 million, which approximated the estimated liability due under those programs at that time, and is not in addition to amounts that would otherwise be due. Excess amounts in the trusts after satisfaction of all obligations to participants and the trustee would revert to FINOVA.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                  Set forth below is certain information as of March 31, 2006 with respect to the beneficial ownership of common shares by the beneficial owners of at least 5% of our outstanding common shares. Ownership includes direct and indirect (beneficial) ownership, as defined by the SEC rules. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the first table is as of the latest reports by those entities received by us.

                            CERTAIN BENEFICIAL OWNERS

                                                                                            AMOUNT AND
                                                                                       NATURE OF BENEFICIAL         PERCENTAGE
                     NAME AND ADDRESS OF BENEFICIAL OWNER                                  OWNERSHIP(1)              OF SHARES
------------------------------------------------------------------------------      -------------------------     --------------
Berkshire Hathaway Inc.                                                                    30,510,290.5                 25%
1440 Kiewit Plaza
Omaha, Nebraska 68131

Leucadia National Corporation                                                              30,510,290.5                 25%
315 Park Avenue South
New York, NY 10010-3679


 ---------------------------------------------------

(1) These shares are owned by an affiliate of Berkadia LLC, a joint venture beneficially owned, through subsidiaries, by Berkshire Hathaway Inc. and Leucadia. Pursuant to the terms of the operating agreements governing Berkadia and its direct members, these shares are to be voted in a manner as determined unanimously by Berkshire Hathaway Inc. and Leucadia. If unanimity cannot be achieved, the shares owned by Berkadia are to be voted 50% as directed by Berkshire Hathaway Inc. and 50% as directed by Leucadia.


                        DIRECTORS AND EXECUTIVE OFFICERS

                  Set forth below is certain information as of March 31, 2006 with respect to the beneficial ownership of common shares by (1) each director and (2) each of the executive officers named in the Summary Compensation Table under "Executive Compensation."

                                                                                                 AMOUNT AND
                                                                                                 NATURE OF
                                                                                                 BENEFICIAL        PERCENTAGE OF
                           NAME                                   POSITION(S)                    OWNERSHIP       OUTSTANDING SHARES
-------------------------------------------------     -------------------------------------    -------------    -------------------
Thomas F. Boland                                      Director                                        0
Ian M. Cumming                                        Director and Chairman                           (1)
G. Robert Durham                                      Director                                        0
Thomas E. Mara                                        Director and Chief Executive Officer            0
R. Gregory Morgan                                     Director                                        0
Kenneth R. Smith                                      Director                                        0
Joseph S. Steinberg                                   Director and President                          (1)
Philip A. Donnelly                                    Senior Vice President, General                  0
                                                      Counsel and Secretary

Richard A. Ross                                       Senior Vice President,                          0
                                                      Chief Financial Officer & Treasurer
Jeffrey D. Weiss                                      Senior Vice President - Group                   0
                                                      Manager
James M. Wifler                                       Senior Vice President -
                                                      Transportation Group Manager
Glenn E. Gray                                         Former Chief Operating Officer                  0


Richard Lieberman                                     Former Senior Vice President -                  0
                                                      General Counsel and Secretary

Directors and Executive Officers, as a group
(13 persons)                                                                                          0(1)                 *


 ---------------------------------------------------
* Less than one percent.

(1) Does not include any interest in 30,510,290.5 shares (25%) of FINOVA's common stock that Leucadia may be deemed to beneficially own under SEC Rule 13d-3 by virtue of its indirect membership interests in an affiliate of Berkadia LLC. Together with certain family members, Mr. Cumming and Mr. Steinberg beneficially own significant amounts of Leucadia stock. By virtue of their beneficial ownership of Leucadia, they may be deemed to be the indirect beneficial owners of their pro rata share of the FINOVA common stock beneficially owned by Leucadia.


                      EQUITY COMPENSATION PLAN INFORMATION

None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  During 2004, R. Gregory Morgan retired as a partner of the law firm of Munger, Tolles & Olson LLP. That firm serves as counsel to Berkshire Hathaway Inc. and Berkadia LLC.

                  As discussed above, Thomas F. Boland was appointed to FINOVA's Board of Directors as the designee of the creditors' committee in those proceedings, which was given the right under the plan of reorganization to appoint one director. FINOVA's Bylaws provide that our Board will renominate him each year as a director so long as at least $500 million of our 7.5% senior secured notes remain outstanding, unless a majority of the note holders request nomination of a different director, pursuant to procedures set forth in the Bylaws.

                  Until 2004, Kenneth R. Smith served as Chairman and Chief Executive Officer of GroupSystems Corporation, formerly known as GroupSystems.com and Ventana Corporation, which markets interactive computer systems software and services. Mr. Smith is no longer a director or officer of that Company, but he continues to own just under 6.2% of its stock. FINOVA Capital owns 67,400.64 shares of GroupSystems' common stock, representing approximately .86% of its common stock. In addition, FINOVA Capital granted GroupSystems a $1,000,000 line of credit, which was converted in 2000 into a term loan for $870,000. That loan has an outstanding balance of approximately $90,579 as of March 1, 2006. The loan matured on December 31, 2002, and was subsequently extended until January 1, 2006. Most recently, the Borrower is in the process of negotiating for an additional extension. The line of credit to GroupSystems and the purchase of shares were granted before Mr. Smith became a member of our Board. The line of credit and the renegotiated terms were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

                  Set forth below is information concerning agreements or relationships between the Company and Leucadia.

                  Ian M. Cumming is the Chairman of the Board of Leucadia and Joseph S. Steinberg is a director and President of Leucadia. Each beneficially owns in excess of 10% of the outstanding common shares of that Company. Thomas
E. Mara is Executive Vice President of Leucadia.

                  Leucadia manages FINOVA pursuant to the Management Services Agreement, which was originally entered into in February 2001, before FINOVA commenced the reorganization proceedings. The management agreement expires in 2011 and provides that Leucadia will appoint the Chairman, President and other officers as it deems necessary to fulfill its duties. Leucadia will generally manage our affairs, subject to direction by the Board of Directors.

                  The management agreement was entered into in 2001 simultaneously with the execution of a $6 billion loan commitment from Berkadia LLC, a joint venture between Berkshire Hathaway Inc. and Leucadia (the "Berkadia Loan"). As part of that transaction, FINOVA paid Berkadia $120 million in commitment and funding fees. Berkadia loaned FINOVA $5.6 billion in August 2001 to finance FINOVA's plan of reorganization. The Berkadia Loan bore annual interest at the London Interbank Offered Rate plus 2.25%. with interest payable monthly. The loan was scheduled to mature in 2006, but principal was to be repaid earlier if excess cash was available, as set forth in FINOVA's credit agreements. The Berkadia Loan was repaid in full in February 2004.

                  When the Berkadia Loan was made, FINOVA issued to Berkadia sufficient common stock in FINOVA to result in Berkadia holding 50% of the total number of outstanding shares of common stock upon emergence from the reorganization proceedings, as required by the plan of reorganization. The management fee to Leucadia, the fees paid to Berkadia, the issuance of the stock and the terms of the Berkadia Loan were approved by the bankruptcy court overseeing FINOVA's reorganization.

                  FINOVA pays Leucadia $8 million each year for management fees under the Management Services Agreement. Fees are paid quarterly. As of March 31, 2006, FINOVA has paid Leucadia $2 million of management fees for the fiscal year 2006 Leucadia has advised us that the $8 million annual management fee is shared equally with Berkshire Hathaway under the terms of the Berkadia LLC operating agreement.

                  We do not pay compensation for the services of Messrs. Cumming, Steinberg and Mara or any of Leucadia's other personnel, except for the management fees noted above. Under the management agreement, we pay reasonable out-of-pocket expenses incurred by those individuals. We also pay directors' fees to those who serve on the Board as noted above.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                  The following table sets forth the total fees billed or expected to be billed by Ernst & Young, LLP for audit services rendered in connection with the audit of our financial statements for 2005 and 2004, and fees billed for other services rendered by that firm for those years:


                                            2005            2004
                                            ----            ----

          AUDIT FEES                     $ 454,598       $ 702,575
          AUDIT RELATED FEES(1)             49,500          47,850
          TAX FEES(2)                        7,783           6,650
          ALL OTHER FEES(3)                  1,095           1,500

          TOTAL FEES                     $ 512,976       $ 758,575

(1) Audit Related Services included audits of our benefit plans and of our servicing unit.

(2)   Tax Fees included aggregate fees billed for tax compliance services.

(3) All Other Fees included fees billed for access to on-line accounting research tools and publications.

                  The Audit Committee has considered whether the provision of the non-audit services is compatible with the maintenance of the auditors' independence. The Audit Committee approved all of those services and fees. The Audit Committee has adopted policies and procedures for pre-approving all audit and non audit work performed by our independent auditor, Ernst & Young, LLP. Specifically, the committee has pre approved certain specific categories of work and an initially authorized annual amount for each category. For additional services or services in an amount above the initially authorized annual amount, additional authorization from the Audit Committee is required. All requests for services to be provided by Ernst & Young, LLP that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines that such services are in fact within the scope of those services that have been pre approved by the Audit Committee. The Chief Financial Officer reports to the Audit Committee periodically.


                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed.
1)  Financial Statements.
    The following financial information of FINOVA is contained in Annex A to the
    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005:                  PAGE

                                                                                                    -----------
      Management's Discussion and Analysis of Financial Condition and Results of Operations             A-1
      Quantitative and Qualitative Disclosure about Market Risk                                         A-16
      Report of Independent Registered Public Accounting Firm                                           A-17
      Consolidated Balance Sheets                                                                       A-18
      Statements of Consolidated Operations                                                             A-19
      Statements of Consolidated Cash Flows                                                             A-20
      Statements of Consolidated Stockholders' Equity                                                   A-22
      Notes to Consolidated Financial Statements                                                        A-23
      Supplemental Selected Financial Data (unaudited)                                                  A-49

2)  Financial Statement Schedules.
    All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)  Exhibits.
                                                                                           INCORPORATED BY REFERENCE FROM:
                                                                                          -----------------------------------
                                                                                           REPORT ON      DATE
EXHIBIT                                                                                      FORM        FILED     EXHIBIT
--------------                                                                            ------------ ---------- -----------

(2.A)             Third Amended and Restated Joint Plan of  Reorganization of Debtors         8-K       6/22/01      10.A
                  Under Chapter 11 of the Bankruptcy Code.

(2.B)             Revised  Technical  Amendments to Third Amended and Restated  Joint         8-K       8/27/01      2.B
                  Plan of Reorganization.

(3.A)             Amended and Restated Certificate of Incorporation of FINOVA.                8-K       8/27/01      3.A

(3.B)             Amended and Restated Bylaws of FINOVA.                                      8-K       8/27/01      3.B

(4.A)             Form of Common Stock Certificate.                                          10-K       3/15/02      4.A

(4.B)             Relevant provisions of FINOVA's Certificate of Incorporation                                   3.A and 3.B
                  and Bylaws included in Exhibits 3.A and 3.B above are
                  incorporated by reference.

(4.C) Long-term debt instruments with principal amounts not exceeding 10% of FINOVA's total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)            Credit  Agreement,  dated as of August  21,  2001,  by and  between         8-K       8/27/01      10.A
                  FINOVA Capital and Berkadia.


                                                                                           INCORPORATED BY REFERENCE FROM:
                                                                                          -----------------------------------
                                                                                           REPORT ON      DATE
EXHIBIT                                                                                      FORM        FILED     EXHIBIT
--------------                                                                            ------------ ---------- -----------

(10.B)            Indenture, dated as of August 22, 2001, between FINOVA and The              8-K       8/27/01      10.B
                  Bank of New York, as trustee (the "Indenture Trustee"), with respect to FINOVA's 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of
                  Senior Secured Note.

(10.C)            Form of Intercompany Notes by FINOVA Capital payable to FINOVA.             8-K       8/27/01      10.C

(10.D)            Collateral Trust Agreement, dated as of August 21, 2001, among              8-K       8/27/01      10.D
                  FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as
                  collateral trustee (the "Collateral Trustee"), the Indenture
                  Trustee and each grantor from time to time party thereto.

(10.E)            Guaranty, dated as of August 21, 2001, by FINOVA in favor of                8-K       8/27/01      10.E
                  Berkadia.

(10.F)            Guaranty, dated as of August 21, 2001, by FINOVA Capital and                8-K       8/27/01      10.F
                  certain subsidiaries of FINOVA Capital (the "Subsidiary
                  Guarantors"), in favor of Berkadia.

(10.G)            Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor          8-K       8/27/01      10.G
                  of the Collateral Trustee.

(10.H)            Pledge and Security Agreement, dated as of August 21, 2001, by              8-K       8/27/01      10.H
                  FINOVA Capital and the Subsidiary Guarantors, in favor of the
                  Collateral Trustee.

(10.I.1)          Novation Agreement and Amendment to Registration Rights Agreement,         10-K       3/21/03     10.I.1
                  dated as of August 23, 2002, among FINOVA, Berkadia and
                  Berkadia Equity Holdings LLC.

(10.J)            Voting Agreement, dated as of August 21, 2001, among FINOVA,                8-K       8/27/01      10.J
                  Berkadia, Berkshire and Leucadia.

(10.K)            Amended and Restated Management Agreement among FINOVA, FINOVA             10-K       4/26/01     10.T.1
                  Capital and Leucadia, dated April 3, 2001.+

(10.L.1)          Form of Letter for the Bonus Program.+                                     10-K       3/15/02      10.L

(10.L.2)          2005 Annual Incentive Plan Rules.+                                          8-K       3/8/05       10.B

(10.L.3)          2006 Annual Incentive Plan Rules.+                                         10-K       3/16/06     10.L.3

(10.M.1)          Severance Plan.+                                                           10-K       3/15/02     10.M.1

(10.M.2)          Enhanced Severance Plan. +                                                 10-K       3/15/02     10.M.2


                                                                                           INCORPORATED BY REFERENCE FROM:
                                                                                          -----------------------------------
                                                                                           REPORT ON      DATE
EXHIBIT                                                                                      FORM        FILED     EXHIBIT
--------------                                                                            ------------ ---------- -----------

(10.M.3)          Amended and Restated Severance Pay Plan and Summary Plan                   10-Q       8/11/05      10.B
                  Description.+

(10.N)            FINOVA's policies regarding compensation of directors (included in Item 11 of this Form 10-K/A for the fiscal year ended December
                  31, 2005).+

(10.O)            Seventh Amendment to The FINOVA Group Inc. Pension Plan and Trust.+        10-K       3/16/06      10.O

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

(10.P.4)          Letter from FINOVA to Jeffrey D. Weiss dated March 15, 2005.+              10-Q       8/11/05     10.A.2

(10.P.5)          Letter from FINOVA to Philip A. Donnelly dated July 6, 2005.+              10-Q       8/11/05     10.A.1

(10.P.6)          Letter from FINOVA to Richard A. Ross dated July 6, 2005.+                 10-Q       8/11/05     10.A.4

(10.P.7)          Letter from FINOVA to James M. Wifler dated July 6, 2005.+                 10-Q       8/11/05     10.A.3

(10.P.8)          Letter from FINOVA to Jeffrey D. Weiss dated February 20, 2006.+           10-K       3/16/06     10.P.8

(10.P.9)          Letter from FINOVA to Philip A. Donnelly dated February 20, 2006.+         10-K       3/16/06     10.P.9

(10.P.10)         Letter from FINOVA to Richard A. Ross dated February 20, 2006.+            10-K       3/16/06    10.P.10

(10.P.11)         Letter from FINOVA to James M. Wifler dated February 20, 2006.+            10-K       3/16/06    10.P.11

(10.Q)            Executive Severance Plan, Tier III.+                                       10-K       3/15/02      10.X

(10.R)            Severance Trust Agreement between FINOVA and Atlantic Trust                10-K       3/30/04      10.R
                  Company, dated as of November 1, 2003.+

(10.S)            Bonus and United Kingdom Trust Agreement between FINOVA and                10-K       3/30/04      10.S
                  Atlantic Trust Company, dated as of November 1, 2003.+

(12)              Computation of Ratio of Income to Fixed Charges.                           10-K       3/16/06       12


                                                                                           INCORPORATED BY REFERENCE FROM:
                                                                                          -----------------------------------
                                                                                           REPORT ON      DATE
EXHIBIT                                                                                      FORM        FILED     EXHIBIT
--------------                                                                            ------------ ---------- -----------

(14)              Code of Conduct (Code of Ethics).                                          10-K       3/30/04       14

(21)              Subsidiaries.                                                              10-K       3/16/06       21

(23)              Consent of Independent Auditors from Ernst & Young LLP.                    10-K       3/16/06       23

(31.1)            Certification of Chief Executive Officer pursuant to Rule                    *
                  13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,
                  as amended.

(31.2)            Certification of Chief Financial Officer pursuant to Rule                    *
                  13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,
                  as amended.

(32.1)            Certification of Chief Executive Officer pursuant to 18. U.S.C.             **
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

(32.2)            Certification of Chief Financial Officer pursuant to 18. U.S.C.             **
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

(99.A)            Order entered August 10, 2001 confirming the Third Amended and              8-K       8/27/01     99.B
                  Restated Joint Plan of Reorganization, as amended and
                  supplemented.


-------------
*   Filed with this report
**  Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K
+   Relating to management compensation

THE FINOVA GROUP INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           NAME AND TITLE                     DATE               SIGNATURE
-------------------------------------     -------------     --------------------

PRINCIPAL EXECUTIVE OFFICER:

Richard A. Ross                           April 5, 2006     /s/ Richard A. Ross
Senior Vice President,                                      --------------------
Chief Financial Officer and Treasurer