Form 10-Q
period 2006-03-31
FINOVA GROUP INC
filed 2006-05-15
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer   ☑

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2006, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$238,320	$212,317
Restricted cash - impermissible restricted payments	70,294	67,169
Financing Assets:
Loans and other financing contracts, net	85,249	177,887
Direct financing leases	44,617	77,948

Total financing assets	129,866	255,835
Reserve for credit losses	(3,010)	(29,032)

Net financing assets	126,856	226,803

Other Financial Assets:
Assets held for sale	65,616
Operating leases	63,565	69,784
Investments	21,030	22,490
Assets held for production of income	2,931	7,572

Total other financial assets	153,142	99,846

Total Financial Assets	279,998	326,649
Other assets	4,390	5,016

	$593,002	$611,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.6 billion and $1.7 billion, respectively)	$1,100,160	$1,151,491
Interest payable	46,251	16,215
Accounts payable and accrued expenses	42,220	52,655
Deferred income taxes, net	2,395	2,521

Total Liabilities	1,191,026	1,222,882

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(711,804)	(727,149)
Accumulated other comprehensive (loss) income	(83)	1,555
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(598,024)	(611,731)

	$593,002	$611,151

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Interest income	$3,714	$10,138
Rental income	1,481	3,913
Operating lease income	8,389	10,679
Fees and other income	5,322	3,572

Total Revenues	18,906	28,302

Interest expense	(38,976)	(47,907)
Operating lease depreciation	(1,658)	(2,469)

Interest Margin	(21,728)	(22,074)

Other Revenues and (Expenses):
Reversal of provision for credit losses	21,103	20,410
Net gain on financial assets	28,783	16,113
Portfolio expenses	(5,484)	(2,338)
General and administrative expenses	(7,329)	(12,627)

Total Other Revenues and (Expenses)	37,073	21,558

Income (loss) before income taxes	15,345	(516)
Income tax expense	—	—

Net Income (Loss)	$15,345	$(516)

Basic/diluted earnings (loss) per share	$0.13	$(0.00)

Weighted average shares outstanding	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income (loss)	$15,345	$(516)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Reversal of provision for credit losses	(21,103)	(20,410)
Net cash gain on disposal of financial assets	(27,820)	(14,283)
Net non-cash gain on financial assets	(963)	(1,830)
Depreciation and amortization	1,849	2,668
Deferred income taxes, net	(126)	(315)
Fresh-start accretion - assets	(289)	(636)
Fresh-start discount amortization - Senior Notes	8,028	10,763
Change in assets and liabilities:
Decrease in other assets	435	831
Decrease in accounts payable and accrued expenses	(9,748)	(16,182)
Increase in interest payable	30,036	32,215

Net Cash Used by Operating Activities	(4,356)	(7,695)

Investing Activities:
Proceeds from disposals of leases and other owned assets	26,431	11,471
Proceeds from sales of investments	1,809	1,860
Proceeds from sales of loans and financing leases	34,078	1,895
Collections and prepayments from financial assets	32,658	99,920
Fundings under existing customer commitments	(3,636)	(3,671)
Deposit of impermissible restricted payments into restricted cash account	(3,125)	(15,621)
Recoveries of loans previously written off	1,503	5,073

Net Cash Provided by Investing Activities	89,718	100,927

Financing Activities:
Principal prepayments of Senior Notes	(59,359)	(296,795)

Net Cash Used by Financing Activities	(59,359)	(296,795)

Increase (Decrease) in Cash and Cash Equivalents	26,003	(203,563)
Cash and Cash Equivalents, beginning of year	212,317	480,485

Cash and Cash Equivalents, end of period	$238,320	$276,922

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2005	$1,259	$113,140	$(632,702)	$(15,838)	$(536)	$(534,677)

Comprehensive loss:
Net loss			(94,447)			(94,447)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				787		787
Net change in foreign currency translation				112		112

Comprehensive loss						(77,054)

Balance, December 31, 2005	1,259	113,140	(727,149)	1,555	(536)	(611,731)

Comprehensive income:
Net income			15,345			15,345
Net change in unrealized holding gains (losses)				(1,775)		(1,775)
Net change in foreign currency translation				137		137

Comprehensive income						13,707

Balance, March 31, 2006	$1,259	$113,140	$(711,804)	$(83)	$(536)	$(598,024)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Dollars in thousands in tables)

(Unaudited)

A.	Nature of Operations

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Capitalized terms not defined herein are used as defined in the Form 10-K.

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

Going Concern

As of March 31, 2006, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accountants have qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

For a listing of the Company’s significant accounting policies, see Note B. Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Consolidation of Interim Reporting

The interim condensed consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for a full year.

C.	Total Financial Assets

Total financial assets represent the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of March 31, 2006 and December 31, 2005, the carrying amount of total financial assets (before reserves) was $283.0 million and $355.7 million, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at March 31, 2006:

	Revenue Accruing Assets		Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other		Owned Assets & Investments	Total Financial Assets	%
Transportation	$		$52,364	$2,690	$		$66,473	$121,527	42.9
All other portfolios		13,863	38,509	85,881		2,175	21,053	161,481	57.1

Total financial assets		$13,863	$90,873	$88,571		$2,175	$87,526	$283,008	100.0
Reserve for credit losses								(3,010)

Total								$279,998

Since FINOVA’s total financial assets are concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. The Company has also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of those borrowers and their affiliates. At March 31, 2006, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $181.6 million and represented 64.1% of the Company’s total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2005 of $220.3 million, which represented 61.9% of total financial assets (before reserves). The top 10 exposures at March 31, 2006, were concentrated in seven transportation accounts and three accounts from the all other portfolios.

As of the date of this report, four of the top 10 exposures, with a carrying value of approximately $75 million have been sold or are committed to sales transactions. The top 10 exposures also include the Company’s carrying value of its loan to The Thaxton Group. Refer to Note H. Litigation and Claims for a further discussion of the Thaxton proceedings.

At March 31, 2006, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
Airbus 300	3		3	24
Boeing 727	9	4	5	26
Boeing 737	11	11		20
Boeing 757	3	3		12
McDonnell Douglas DC8 and DC9	4	4		34
McDonnell Douglas DC10	9	1	8	28
McDonnell Douglas MD Series	13	13		21
Regional jets, corporate aircraft and turbo props	27	27		13

Total	79	63	16	20

At March 31, 2006, 29 aircraft with a carrying value of $73.2 million were operated by domestic carriers and 41 aircraft with a carrying value of $37.5 million were operated by foreign carriers. Additionally, 9 aircraft with a carrying value of $2.5 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe.

The Company’s transportation portfolio also includes aircraft engines and other transportation equipment. The carrying value of this equipment was $8.3 million at March 31, 2006.

In April 2006, the Company entered into a non-binding letter of intent to sell, subject to execution of definitive agreements and certain required approvals and consents, substantially all of its non-aviation assets, with the exception of the loan to The Thaxton Group. The sale of these assets is expected to generate total gross proceeds of up to $76.2 million and will be completed pursuant to a series of definitive agreements with the same buyer. On May 1, 2006, FINOVA entered into the first of these definitive agreements to sell its non-aviation assets for a total purchase price of $72.0 million. In an initial closing under this agreement, FINOVA received total gross proceeds of $68.5 million. Completion of the sale with respect to certain other assets will require the receipt of third party approvals and consents. If these approvals and consents are obtained, FINOVA will receive up to $3.5 million of additional gross proceeds. No assurance can be given that the required approvals and consents will be obtained. The Company anticipates entering into additional agreements to sell the remainder of the non-aviation assets during the second quarter of 2006. The total portfolio sale is expected to generate cash in excess of FINOVA’s carrying value as of March 31, 2006. In addition to the Thaxton loan, the Company excluded from this portfolio sale, a number of assets that are committed to individual asset sales or are awaiting customer prepayments. The Company anticipates that the Thaxton loan will be the only non-aviation asset of any significance remaining after completing these agreements. The carrying value of the all other portfolios also includes the Company’s $13.4 million investment in two grantor trusts to secure severance and bonus obligations to the remaining employees as of March 31, 2006. These assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets.

D.	Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Three Months Ended March 31,
	2006	2005
Balance, beginning of year	$29,032	$101,270
Reversal of provision for credit losses	(21,103)	(20,410)
Write-offs	(6,422)	(4,461)
Recoveries	1,503	5,073

Balance, end of period	$3,010	$81,472

For the three months ended March 31, 2006, the Company recorded a $21.1 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to write-offs, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in the portfolio. Additionally, the Company reduced the reserve for credit losses $14.7 million during the first quarter of 2006 in conjunction with the revaluation and reversal of reserves associated with the classification of the non-aviation assets discussed above, as assets held for sale.

A summary of the reserve for credit losses by impaired and other assets was as follows:

	March 31, 2006	December 31, 2005
Reserves on impaired assets	$3,010	$28,288
Other reserves		744

Reserve for credit losses	$3,010	$29,032

At March 31, 2006, the total carrying amount of impaired loans and leases was $181.6 million, of which $90.9 million were revenue accruing. The Company has established impairment reserves of $3.0 million related to $7.3 million of impaired assets. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. Impairment reserves at December 31, 2005 totaled $28.3 million related to $85.4 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, proceeds received and anticipated to be received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves) and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets.

Accounts classified as nonaccruing were $90.7 million or 32.1% of total financial assets (before reserves) at March 31, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $34.6 million and write-offs and net valuation markdowns of $1.3 million.

E.	Debt

A summary of the Company’s total debt outstanding was as follows:

	March 31, 2006	December 31, 2005
Senior Notes:
Principal	$1,632,372	$1,691,731
Fresh-start discount	(532,212)	(540,240)

Senior Notes, net	$1,100,160	$1,151,491

During the first quarter of 2006, the Company made partial principal prepayments on the Senior Notes totaling $59.4 million, which reduced the outstanding principal to $1.6 billion. FINOVA announced two additional partial prepayments totaling $118.7 million that will be paid in the second quarter of 2006. Following these prepayments, cumulative prepayments through the second quarter of 2006 will total $1.5 billion or 49% of the face amount ($2.97 billion) of the Senior Notes.

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

At March 31, 2006, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $532.2 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $76.5 million as of June 15, 2006. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

As previously reported, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

F.	Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$4,261	$3,699
Payments	(110)	(13)
Net additions (reductions)	810	(250)

Balance, end of period	$4,961	$3,436

As of March 31, 2006, FINOVA had accrued a liability for termination benefits (including severance) of $5.0 million related to 59 individuals at various levels within the Company. During the three months ended March 31, 2006, the Company paid termination benefits of $0.1 million and recorded a net charge of $0.8 million to partially accrue for employees notified of their pending termination.

As a result of the sale of the non-aviation assets and the continued liquidation and wind down of FINOVA’s operations, the Company anticipates reducing its workforce to approximately 41 employees by mid-2006, down from 56 and 60 employees at March 31, 2006 and December 31, 2005, respectively. The termination benefits, including severance costs, for these staffing reductions are expected to cost approximately $2.7 million, $1.8 million of which had been accrued by the Company as of March 31, 2006. The total costs are an acceleration of anticipated termination benefits that are scheduled to be paid under FINOVA’s existing severance arrangements. Funds to pay those termination benefits are held by a trust established by the Company to secure its obligations to its employees.

As of March 31, 2006, the Company had a total liability for terminated leases and office space it has ceased using of $3.4 million. The decrease since December 31, 2005 was due to the payment of scheduled lease rentals (net of sublease income) and a $250 thousand reduction in estimated lease termination costs.

G.	Income Taxes

The Company had federal net operating loss carry forwards of $1.2 billion as of March 31, 2006 and December 31, 2005. No income tax expense or benefit was recorded during the three months ended March 31, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company does not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003 and January 13, 2004, FINOVA Capital Corporation (“FINOVA Capital”) was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA Capital has a senior secured loan to the Thaxton Entities of approximately $108 million at March 31, 2006. The Thaxton Entities were declared in default under their loan agreement with FINOVA Capital after they advised FINOVA Capital that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA Capital exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million. The Thaxton Group had approximately 6,800 holders of its subordinated notes that were issued in several states, with a total subordinated indebtedness of approximately $122 million.

The first lawsuit, a complaint captioned Earle B. Gregory, et al, v. FINOVA Capital Corporation, James T. Garrett, et al., (the “Gregory action”) was filed in the Court of Common Pleas of Lancaster County, South Carolina, case no. 2003-CP-29-967, and was served on FINOVA Capital on October 17, 2003. An amended complaint was served on November 5, 2003, prior to the deadline for FINOVA Capital to answer, plead, or otherwise respond to the original complaint. The Gregory action was properly removed to the United States District Court for the District of South Carolina on November 17, 2003, pursuant to 28 U.S.C. §§ 1334 and 1452. The plaintiffs filed a motion to remand the case to state court, but the United States District Court denied this motion in an order dated December 18, 2003.

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 8:03-372413 (“Moore”), was filed in the United States District Court for the District of South Carolina on November 25, 2003, and was served on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. FINOVA Capital properly removed the Wood action to the United States

District Court for the Northern District of Georgia (Atlanta Division) on January 5, 2004. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA Capital on December 9, 2003. FINOVA Capital properly removed the Hall action to the United States District Court for the Western District of North Carolina (Charlotte Division) on January 5, 2004. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. C204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA Capital on January 13, 2004.

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

Upon motion by FINOVA Capital to the United States Judicial Panel for MultiDistrict Litigation (Docket 1612), all five Thaxton-related actions were transferred on June 18, 2004 to the United States District Court for the District of South Carolina for coordinated pre-trial proceedings (the “MDL Litigation”). In June 2005, the South Carolina District Court certified the MDL Litigation as a class action (collectively, the “Class Action”).

On March 14, 2006, the United States Court of Appeals for the Fourth Circuit issued a ruling, reversing the South Carolina District Court’s class certification, stating, that in light of the Adversary Proceeding addressed below, class certification is not the superior method for the fair and efficient adjudication of the controversy.

In addition to the MDL Litigation, Thaxton’s unsecured creditors committee (the “Thaxton Committee”) has an action against FINOVA Capital in the bankruptcy proceedings of the Thaxton Entities (the “Adversary Proceeding”) seeking on various grounds, among other things to avoid and/or equitably subordinate the liens and claims of FINOVA Capital against the Thaxton Entities and to recover payments previously collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Adversary Proceeding was filed in the United States Bankruptcy Court for the District of Delaware and was consolidated with the MDL Litigation for pre-trial proceedings.

The Company was notified on September 21, 2005, that the South Carolina District Court had denied the Company’s motion to transfer the Adversary Proceeding back to the United States District Court for the District of Delaware, denied the Company’s motion for partial summary judgment on certain claims in the Adversary Proceeding, and granted the Thaxton Committee’s motion for partial summary judgment on the Committee’s claim for equitable subordination. The District Court’s opinion and order granting the Thaxton Committee’s motion for partial summary judgment was entered on March 20, 2006. The District Court found, among other things, that FINOVA Capital engaged in fraudulent conduct by purposefully structuring its loan agreement in a way that allowed Thaxton to report to all its creditors, and particularly prospective note purchasers, that an $8 million equity investment had been made, when in fact that $8 million continued to be debt, and that this enabled Thaxton to violate federal banking law. FINOVA Capital has filed a notice of appeal of the equitable subordination order with the Fourth Circuit, as well as a motion to stay the District Court’s March 20, 2006 order.

If the Fourth Circuit does not reverse the South Carolina District Court and overturn or modify the District Court’s equitable subordination ruling, FINOVA Capital’s ability to recover on its claim in the Thaxton Entities bankruptcy cases may be materially and negatively affected, depending on the results of other rulings in this litigation that may substantially limit the effect and importance of the equitable subordination ruling.

As Thaxton has liquidated assets, portions of the payments collected by Thaxton have been deposited into a reserve account (approximately $72.7 million at March 31, 2006) in the name of FINOVA and the Thaxton Entities bankruptcy estates rather than being paid to FINOVA Capital in respect of FINOVA Capital’s outstanding loan. During the third quarter of 2005, FINOVA Capital and Thaxton also agreed to deposit future interest payments and legal expense reimbursement that FINOVA Capital alleges are due from Thaxton to FINOVA Capital into two additional reserve accounts (an aggregate of approximately $6.8 million at March 31, 2006), each in the name of FINOVA Capital and the Thaxton Entities bankruptcy estates. These reserve accounts are expected to be maintained until the Adversary Proceeding is resolved. These amounts are not reflected in FINOVA Capital’s balance sheet. As a result of these reserve accounts, the amount of cash flow being paid by the Thaxton Entities to FINOVA Capital has decreased from prior periods.

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

If the Adversary Proceeding or the MDL Litigation results in a significant adverse final determination against the Company, it is unlikely that the Company would be able to satisfy that liability due to its financial condition. As previously disclosed, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

The Company believes all the claims against FINOVA Capital are without merit. FINOVA Capital intends to vigorously defend the claims asserted against it in connection with the Thaxton Entities, whether in the MDL Litigation, or in the Adversary Proceeding, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities, including without limitation with respect to the pending substantive consolidation motion.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account, and totaled $70.3 million as of March 31, 2006. Because FINOVA will not be able to repay the Senior Notes in full, on April 1, 2005, it filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors.

On February 1, 2006, the Bankruptcy Court issued its Order approving FINOVA’s April 1, 2005 motion to the extent that FINOVA will be forever insolvent. The Bankruptcy Court did not find that FINOVA is presently or will be forever insolvent. As a result, FINOVA will continue to direct funds into a restricted account until such time that FINOVA is deemed to be forever insolvent and the funds will then be distributed to FINOVA’s creditors. On February 10, 2006, the Equity Committee filed a Notice of Appeal of the Bankruptcy Court Order to the United States District Court for the District of Delaware. On April 13, 2006, the Delaware District Court issued its order denying the appeal of the Equity Committee on the grounds that the February 1, 2006 order of the Bankruptcy Court was not a final appealable order.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Special Note Regarding Forward-Looking Statements included herein. Capitalized terms not defined herein are used as defined in the Form 10-K. The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

OVERVIEW

During the first quarter of 2006, the Company continued to make significant progress in the orderly collection and liquidation of its portfolio. The Company reduced the size of the portfolio since year-end 2005 by approximately 20%, resulting in total financial assets before reserves of just over $283 million at March 31, 2006. Additionally, in April 2006, the Company entered into a non-binding letter of intent to sell, subject to execution of definitive agreements and certain required approvals and consents, substantially all of its non-aviation assets, with the exception of the loan to The Thaxton Group. Refer below to Financial Condition, Liquidity and Capital Resources for a further discussion of this sale.

As of March 31, 2006, the Company has repaid 45% of the face amount of the Senior Notes. The Company has also announced two additional prepayments totaling $118.7 million, that will be paid during the second quarter of 2006, which will increase cumulative principal prepayments to 49%.

As of March 31, 2006, FINOVA owed approximately $1.6 billion of principal to the Senior Note holders, while only $593 million of assets remained, including cash reserves and restricted cash. The Company would have to liquidate its remaining financial assets by almost five times their carrying values, which is significantly more than past experience would indicate can be achieved, to generate sufficient funds to fully repay the Senior Notes. The Company does not believe there is any chance of this occurring. Although FINOVA will not be able to repay the full amount due under the Senior Notes, the Company will continue to seek to maximize the value of its remaining assets for the benefit of the Note holders.

Looking Ahead / Company Direction. The Company has successfully liquidated over 95% of its portfolio, which was approximately $7.6 billion when it emerged from bankruptcy in August 2001. At March 31, 2006, the carrying value of FINOVA’s portfolio had less than $300 million of financial assets, and it is becoming increasingly more difficult to offset the incremental costs of collecting those assets in an orderly fashion.

As a result, to maximize the value of its assets, the Company has altered its present course of action by offering its remaining portfolios for bulk sale. The first step in this process focused on the non-aviation assets. As noted above, during the second quarter of 2006, the Company entered into a non-binding letter of intent to sell substantially all of its non-aviation assets, with the exception of the loan to The Thaxton Group.

The Company has marketed its transportation portfolio by individual asset and has seen a high level of interest and activity. As of the date of this report, the Company had 24 aircraft and approximately $54.3 million of carrying value of transportation assets under letters of intent to sell. No assurance can be given that the letters of intent will result in actual sales. The Company believes its individual sales efforts to date have generated substantially more cash than what would have been received in a bulk portfolio sale. However, the size of the transportation portfolio has been rapidly declining and many of the more attractive assets in this portfolio have already been sold or are currently under letters of intent to sell during 2006. Additionally, the Company is becoming increasingly concerned with world events that could impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. As a result of this and the incremental costs of collection mentioned earlier, the Company anticipates that during 2006, it will offer transportation assets not committed to individual asset sales for bulk sale in order to maximize the value of the remaining aviation assets.

The Company anticipates that when all or substantially all of its assets have been liquidated, the affairs of FINOVA will need to be wound-up. The Company is presently analyzing potential alternatives of wind-up and would like to commit to a final plan of liquidation during 2006; however, this will be contingent on obtaining acceptable prices for its remaining assets. A final plan of liquidation may involve appointment of a receiver or trustee for assets not liquidated, transfer of such assets to a liquidating trust or some other proceedings, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company cannot predict with certainty the timing or nature of that final wind-up at this point in time, but is working towards accomplishing that end in a prudent manner to maximize the return on the remaining assets.

As permitted, the Company will continue to retain sufficient cash to fund operating expenses and certain other items such as interest payments and aircraft maintenance as FINOVA works toward its wind-up. The remainder, or “excess cash,” will be used to reduce principal obligations to the Senior Note holders.

No Stockholder Payments / Bankruptcy Court Motion. While the Indenture governing the Senior Notes contemplated that FINOVA would make payments to its stockholders as the Senior Notes were repaid, the Company has not made those payments. Those stockholder distributions are prohibited due to the Company’s present financial condition. Stockholders should not expect any payments or return on their common stock. Those funds are currently being held in a segregated account pending their final disposition. However, the Company anticipates that those funds will eventually be paid to its creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (which are owned by Berkshire Hathaway and Leucadia), as owner of 50% of FINOVA’s stock, would receive half those payments.

As discussed in Note H. “Litigation and Claims,” FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware (the court in which the FINOVA reorganization proceedings have taken place), seeking an order that (1) FINOVA no longer needs to direct funds into the restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. The Bankruptcy Court subsequently issued an order approving FINOVA’s motion to the extent that

FINOVA will be forever insolvent, which the Company believes is clearly the case. Representatives of FINOVA’s shareholders appealed the Bankruptcy Court’s ruling, and in April 2006, the appeal was denied.

No Restructuring Plan Contemplated. On numerous occasions, FINOVA has been asked whether there is some plan to save the Company and its net operating loss carryforwards (“NOL”). As FINOVA has noted for some time, the Board remains willing to consider legitimate proposals presented by Note holders or others, but is not currently formulating a restructuring plan intended to enable FINOVA to emerge as a healthy company.

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of FINOVA’s dwindling asset base, the composition of its remaining assets and the competitive environment, the Company believes it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, the Company believes it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task becomes more difficult as the portfolio continues to shrink. FINOVA cautions investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. FINOVA’s financial statements do not anticipate using the NOLs for those and other reasons.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of March 31, 2006 and December 31, 2005, the reserve for credit losses totaled $3.0 million and $29.0 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of March 31, 2006 and December 31, 2005, owned assets totaled $66.5 million and $77.4 million, or 23.5% and 21.7% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of March 31, 2006, assets held for sale totaled $65.6 million or 23.2% of total financial assets (before reserves), while as of December 31, 2005, there were no assets held for sale with value to the Company.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of March 31, 2006 and December 31, 2005, $90.7 million and $131.9 million, or 32.1% and 37.1% of total financial assets (before reserves), were classified as nonaccruing, respectively.

RESULTS OF OPERATIONS

As a result of the Company’s continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from period to period. Trends during any given period may not be indicative of future trends; however, the following discussion of results may provide useful information regarding the current status of the Company.

	Three Months Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Interest margin	$(21,728)	$(22,074)	$346
Reversal of provision for credit losses	21,103	20,410	693
Net gain on financial assets	28,783	16,113	12,670
Portfolio expenses	(5,484)	(2,338)	(3,146)
General and administrative expenses	(7,329)	(12,627)	5,298

Net income (loss)	$15,345	$(516)	$15,861

Three Months Ended March 31, 2006 and 2005

Net Income (Loss). In general, the increase in net income was primarily attributable to the three months ended March 31, 2006 containing a higher level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

The Company continues to experience better than anticipated realization and performance of its asset portfolios. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, during the first quarter of 2006, the aircraft-financing market displayed a high level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate cash in excess of recorded carrying amounts and surpassed the first quarter of 2005 results. Additionally, results for the first quarter of 2006 were enhanced by the revaluation and reversal of reserves associated with the non-aviation assets classified as assets held for sale.

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

Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur; however, the Company remains concerned about the fragile nature of the airline industry.

Interest Margin. The Company continues to post a negative interest margin, which was significantly impacted by a lower level of earning assets ($104.7 million and $243.9 million at March 31, 2006 and 2005, respectively) than the principal amount of outstanding debt ($1.6 billion and $1.9 billion at March 31, 2006 and 2005, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.6% and 13.2% for the three months ended March 31, 2006 and 2005, respectively). The slight improvement in interest margin was due to the narrowing of the gap between debt and earning assets.

Partially offsetting the negative interest margin was the recognition of previously suspended and deferred income ($1.5 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2005 levels.

Reversal of Provision for Credit Losses. The Company recorded reversals of provision for credit losses to reduce its overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($1.5 million and $5.1 million for the three months ended March 31, 2006 and 2005, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio. Additionally, in conjunction with the revaluation of the non-aviation assets classified as assets held for sale during the first quarter of 2006, the Company reduced the reserve for credit losses $14.7 million by reversing provision for credit losses.

Amounts collected from the portfolio have often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. The Company does not expect a significant reversal of provision for credit losses in future periods. The Company has already seen a significant decline in realized recoveries of amounts previously written off and expects that declining trend to continue.

The measurement of credit impairment and asset valuation is dependent upon the significant use of estimates and management discretion when predicting expected cash flows. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed herein. See Item 1A. “Risk Factors,” “Critical Accounting Policies” and “Special Note Regarding Forward-Looking Statements” for a discussion of these and additional factors impacting the use of estimates.

Net Gain on Financial Assets. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the increase over the prior year was primarily attributable to an increase in the overall realization during 2006 from the Company’s transportation portfolio.

The net gain during the first quarter of 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $23.5 million of net gains realized from sales of aircraft and aircraft related notes and $2.2 million of net gains realized from the sale and valuation of private and public investments.

The net gain during the first quarter of 2005 was primarily attributable to $11.5 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $1.9 million of net gains realized from the sale and valuation of private and public investments and a $4.9 million gain from the net valuation markup of the Company’s last two real estate leveraged leases. Partially offsetting the gain activity was a $4.5 million valuation markdown of leveraged leases in the transportation portfolio.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. However, barring continued strong activity in the aircraft-financing market, the Company generally does not expect to maintain aggregate gain realization levels comparable to those years in future asset sales, due to the fact that many of its more attractive and marketable assets within the portfolio have already been liquidated. In April 2006, the Company entered into a non-binding letter of intent to sell, subject to execution of definitive agreements and certain required approvals and consents, substantially all of its non-aviation assets, with the exception of the loan to The Thaxton Group. The sale of these assets is expected to generate total gross proceeds of up to $76.2 million and will be completed pursuant to a series of definitive agreements with the same buyer.

On May 1, 2006, FINOVA entered into the first of these definitive agreements to sell its non-aviation assets for a total purchase price of $72.0 million. In an initial closing under this agreement, FINOVA received total gross proceeds of $68.5 million. Completion of the sale with respect to certain other assets will require the receipt of third party approvals and consents. If these approvals and consents are obtained, FINOVA will receive up to $3.5 million of additional gross proceeds. No assurance can be given that the required approvals and consents will be obtained. The Company anticipates entering into additional agreements to sell the remainder of the non-aviation assets during the second quarter of 2006. The total portfolio sale is expected to generate cash in excess of FINOVA’s carrying value as of March 31, 2006.

The Company’s remaining portfolio of assets will be concentrated in owned aircraft and the loan to The Thaxton Group. As previously discussed, improvements within the aircraft-financing market have generated increased volume and realization from the Company’s transportation portfolio, but the Company is skeptical about whether this trend will be sustained and if so, for how long.

FINOVA will continue to consider future sales of the remaining portfolio or individual assets, if buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in efforts to sell additional assets or that realization will reach prior period levels. In evaluating offers, FINOVA will generally compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expense. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft.

The transportation portfolio continues to incur a significant portion of the Company’s portfolio costs ($1.3 million and $1.5 million during the three months ended March 31, 2006 and 2005, respectively). In certain instances, the Company believes it can achieve better returns in the current market of improved aircraft values by investing in the maintenance of certain types of aircraft and engines. As a result, portfolio expenses within the transportation portfolio have not declined as fast as the decline in assets. Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to invest in aircraft maintenance as long as it makes sense to do so.

In most cases, the Company experienced a decline in the level of problem account and workout expenses for the remainder of the portfolio with the primary exception of legal costs associated with the Thaxton litigation, which increased $1.2 million over the first quarter of 2005.

Additionally, the Company has seen a decline in the level of reimbursed portfolio expenses for the entire portfolio, which declined by $1.6 million.

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to $3.2 million of cost savings resulting from staffing and office occupancy reductions (56 employees at March 31, 2006 compared to 96 at March 31, 2005) and lower severance accruals ($1.7 million). The remainder of the decrease was the result of an overall decline in general and administrative expenses caused by decreases in portfolio and staffing levels. The Company expects the dollar level of general and administrative expenses to continue to decrease as portfolio and staffing levels decrease; however, general and administrative expenses as a percentage of assets or revenues will likely increase over time as a result of certain fixed costs, the costs of being a public company and the high level of work intensive assets in the portfolio.

Income Tax Expense. No income tax expense or benefit was recorded during the three months ended March 31, 2006 and 2006. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company had federal net operating loss carry forwards of $1.2 billion as of March 31, 2006 and December 31, 2005.

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

During the first quarter of 2006, the Company made partial principal prepayments on the Senior Notes totaling $59.4 million, which reduced the outstanding principal to $1.6 billion. FINOVA announced two additional partial prepayments totaling $118.7 million that will be made during the second quarter of 2006. Following these prepayments, cumulative prepayments through the second quarter of 2006 will total $1.5 billion or 49% of the face amount ($2.97 billion) of the Senior Notes.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity. The Senior Notes have a first priority security interest in substantially all of FINOVA’s remaining assets.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $76.5 million by June 15, 2006. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

The Company has a negative net worth of $598.0 million as of March 31, 2006 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $280.0 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any material changes during the three months ended March 31, 2006, except for the Senior Note prepayments discussed throughout this document.

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

The following table presents the activity in total financial assets, net of the reserve for credit losses for the three months ended March 31, 2006:

(Dollars in thousands)
Total financial assets at December 31, 2005	$326,649

Cash activity:
Fundings under existing customer commitments	3,636
Collections and proceeds from financial assets	(68,659)

Net cash flows	(65,023)

Non-cash activity:
Reversal of provision for credit losses	21,103
Net gain on financial assets	276
Other non-cash activity	(3,007)

Net non-cash activity	18,372

Total financial assets at March 31, 2006	$279,998

Total financial assets, net of the reserve for credit losses, declined to $280.0 million at March 31, 2006, down from $326.6 million at December 31, 2005. During 2006, net cash flows from the portfolio totaled $65.0 million, while non-cash activity resulted in an $18.4 million increase in net financial assets. Components of net cash flows included $34.2 million of collections from financial assets (including recoveries) and $34.4 million from the sale of assets (excluding cash gains), offset by $3.6 million of fundings under existing customer commitments. Collections from financial assets include prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $21.1 million reversal of reserves and a $0.3 million net increase related to the valuation of investments, partially offset by other non-cash activity of $3.0 million.

The carrying amount of the Company’s transportation portfolio declined $42.0 million since December 31, 2005 to $121.5 million at March 31, 2006, which represents 42.9% of the Company’s total financial assets (before reserves). The decline was primarily attributable to asset sales, prepayments, scheduled amortization and write-offs ($5.1 million). During the first quarter of 2006, the Company completed numerous asset sales with a total carrying amount of $8.5 million, while prepayment activity represented $17.8 million of carrying amount. The transportation portfolio is primarily comprised of older vintage aircraft, often of class and configuration with limited demand in the aircraft market. The Company’s portfolio of older aircraft generally is not as desirable to domestic commercial airlines and as a result, owned and off-lease aircraft are primarily marketed in whole or part to carriers in developing countries. The potential for substantial recoveries on these accounts continues to be hampered by the uncertainty in the airline industry. While a market for many of these aircraft may never fully return, the Company believes it has maximized the value of the transportation assets by waiting for opportune moments to sell individual assets. The Company believes the individual sales efforts to date have generated substantially more cash than the Company would have received in a bulk portfolio sale. However, the size of the transportation portfolio has been rapidly declining and many of the more attractive assets in this portfolio have been sold or are currently under letters of intent to sell during 2006. As of the date of this report, the Company had 24 aircraft and approximately $54.3 million of carrying value of transportation assets under letters of intent to sell. No assurance can be given that the letters of intent will result in actual sales. Additionally, the Company is becoming increasingly concerned with world events that could impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. As a result of this and the fact that it is becoming increasingly more difficult to offset the incremental costs of collecting those assets in an orderly fashion, the Company anticipates that during 2006, it will offer transportation assets not committed to individual asset sales for bulk sale in order to maximize the value of the remaining aviation assets.

All other portfolios (carrying amount of $161.5 million at March 31, 2006), including the Company’s remaining real estate assets, is comprised of the remnants of former portfolios (commercial equipment, communications, corporate finance, franchise, healthcare, mezzanine, public, rediscount, resort and specialty real estate). The carrying amount of the portfolio declined $30.7 million since year-end. The decline in the portfolio was primarily attributable to asset sales and, to a lesser extent, prepayments and scheduled amortization. This portfolio represents 57.1% of the Company’s total financial assets (before reserves) and generally contains assets that are more difficult and work intensive to liquidate. Approximately 78% of these assets are impaired or nonaccruing. Many of the borrowers have missed payments, including balloons obligations, or are otherwise in default. In April 2006, the Company entered into a non-binding letter of intent to sell, subject to execution of definitive agreements and certain required approvals and consents, substantially all of its non-aviation assets, with the exception of the loan to The Thaxton Group. The sale of these assets is expected to generate total gross proceeds of up to $76.2 million and will be completed pursuant to a series of definitive agreements with the same buyer. On May 1, 2006, FINOVA entered into the first of these definitive agreements to sell its non-aviation assets for a total purchase price of $72.0 million. In an initial closing under this agreement, FINOVA received total gross proceeds of $68.5 million. Completion of the sale with respect to certain other assets will require the receipt of third party approvals and consents. If these approvals and consents are obtained, FINOVA will receive up to $3.5 million of additional gross proceeds. No assurance can be given that the required approvals and consents will be obtained. The Company anticipates entering into additional agreements to sell the remainder of the non-aviation assets during the second quarter of 2006. The total portfolio sale is expected to generate cash in excess of FINOVA’s carrying value as of March 31, 2006. In addition to the Thaxton loan, the Company excluded from this portfolio sale, a number of assets that are committed to individual asset sales or are awaiting customer prepayments. The Company anticipates that the Thaxton loan will be the only non-aviation asset of any significance remaining after completing these agreements. The carrying value of the all other portfolios also includes the Company’s $13.4 million investment in two grantor trusts to secure severance and bonus obligations to the remaining employees as of March 31, 2006. These assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets.

The Company anticipates that when all or substantially all of its assets have been liquidated, the affairs of FINOVA will need to be wound-up. The Company is presently analyzing potential alternatives of wind-up and would like to commit to a final plan of liquidation during 2006; however, this will be contingent on obtaining acceptable prices for its remaining assets. A final plan of liquidation may involve appointment of a receiver or trustee for assets not liquidated, transfer of such assets to a liquidating trust or some other proceedings, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company cannot predict with certainty the timing or nature of that final wind-up at this point in time, but is working towards accomplishing that end in a prudent manner to maximize the return on the remaining assets.

As permitted, the Company will continue to retain sufficient cash to fund operating expenses and certain other items such as interest payments and aircraft maintenance as FINOVA works toward its wind-up. The remainder, or “excess cash,” will be used to reduce principal obligations to the Senior Note holders.

FINOVA’s reserve for credit losses decreased to $3.0 million at March 31, 2006 from $29.0 million at December 31, 2005. At March 31, 2006, the total carrying amount of impaired loans and leases was $181.6 million, of which $90.9 million were revenue accruing. The Company has established impairment reserves of $3.0 million related to $7.3 million of impaired assets. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. Impairment reserves at December 31, 2005 totaled $28.3 million related to $85.4 million of impaired assets.

Reserves on impaired assets decreased due to write-offs, proceeds received and anticipated to be received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves) and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets.

Accounts classified as nonaccruing were $90.7 million or 32.1% of total financial assets (before reserves) at March 31, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $34.6 million and write-offs and net valuation markdowns of $1.3 million.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes, as well as matters discussed throughout this report including but not limited to projections of revenues, income or loss, plans for the continued liquidation of the Company’s assets, and assumptions related to the foregoing. They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: whether we will be successful in implementing our business strategy; the impact of general economic conditions and the performance of our borrowers; our ability to retain our employees; the instability and uncertainty in the airline industry, which could adversely affect the value of our aircraft portfolio, lease rates and demand; the increasing difficulty in offsetting costs of collecting the remaining portfolio in view of our decreasing asset pool; our reliance on third parties for information that may not be accurate; our increasing exposure to concentrations of credit risk; and current and future legal and administrative claims and proceedings against us that may result in increased costs and diversion of management’s attention. For additional information, see Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note H. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.
(Registrant)

Date: May 15, 2006	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.