Form 10-Q
period 2006-06-30
FINOVA GROUP INC
filed 2006-08-02
CIK 883701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2006, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Cash and cash equivalents	$163,004	$212,317
Restricted cash - impermissible restricted payments	76,542	67,169
Financing Assets:
Loans and other financing contracts, net	85,031	177,887
Direct financing leases	43,971	77,948

Total financing assets	129,002	255,835
Reserve for credit losses	(3,120)	(29,032)

Net financing assets	125,882	226,803

Other Financial Assets:
Operating leases	43,018	69,784
Investments	17,085	22,490
Assets held for sale	3,154
Assets held for production of income	1,698	7,572

Total other financial assets	64,955	99,846

Total Financial Assets	190,837	326,649
Other assets	3,274	5,016

	$433,657	$611,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.5 billion and $1.7 billion, respectively)	$989,116	$1,151,491
Interest payable	14,506	16,215
Accounts payable and accrued expenses	35,162	52,655
Deferred income taxes, net	2,407	2,521

Total Liabilities	1,041,191	1,222,882

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(721,397)	(727,149)
Accumulated other comprehensive income		1,555
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(607,534)	(611,731)

	$433,657	$611,151

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Interest income	$944	$6,011	$4,658	$16,149
Rental income	1,405	2,897	2,886	6,810
Operating lease income	6,431	12,545	14,820	23,224
Fees and other income	4,113	3,877	9,435	7,449

Total Revenues	12,893	25,330	31,799	53,632
Interest expense	(37,492)	(44,591)	(76,468)	(92,498)
Operating lease depreciation	(1,523)	(1,918)	(3,181)	(4,387)

Interest Margin	(26,122)	(21,179)	(47,850)	(43,253)

Other Revenues and (Expenses):
Reversal of provision for credit losses	1,326	24,930	22,429	45,340
Net gain on financial assets	28,275	4,468	57,058	20,581
Portfolio expenses	(4,188)	(8,194)	(9,672)	(10,532)
General and administrative expenses	(8,884)	(11,535)	(16,213)	(24,162)

Total Other Revenues and (Expenses)	16,529	9,669	53,602	31,227

Income (loss) before income taxes	(9,593)	(11,510)	5,752	(12,026)
Income tax expense	—	—	—	—

Net (Loss) Income	$(9,593)	$(11,510)	$5,752	$(12,026)

Basic/diluted (loss) earnings per share	$(0.08)	$(0.09)	$0.05	$(0.10)

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income (loss)	$5,752	$(12,026)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Reversal of provision for credit losses	(22,429)	(45,340)
Net cash gain on disposal of financial assets	(52,315)	(21,105)
Net non-cash (gain) charge-off on financial assets	(4,743)	524
Depreciation and amortization	3,944	4,784
Deferred income taxes, net	(114)	(252)
Fresh-start accretion - assets	(579)	(1,254)
Fresh-start discount amortization - Senior Notes	15,702	20,870
Change in assets and liabilities:
Decrease (increase) in other assets	979	(2,450)
Decrease in accounts payable and accrued expenses	(15,600)	(13,559)
Decrease in interest payable	(1,709)	(3,392)

Net Cash Used by Operating Activities	(71,112)	(73,200)

Investing Activities:
Proceeds from disposals of leases and other owned assets	53,470	26,784
Proceeds from sales of investments	4,932	3,087
Proceeds from sales of loans and financing leases	99,959	27,041
Collections and prepayments from financial assets	52,585	161,423
Fundings under existing customer commitments	(5,194)	(7,741)
Deposit of impermissible restricted payments into restricted cash account	(9,373)	(18,745)
Recoveries of loans previously written off	3,497	6,291

Net Cash Provided by Investing Activities	199,876	198,140

Financing Activities:
Principal prepayments of Senior Notes	(178,077)	(356,154)

Net Cash Used by Financing Activities	(178,077)	(356,154)

Decrease in Cash and Cash Equivalents	(49,313)	(231,214)
Cash and Cash Equivalents, beginning of year	212,317	480,485

Cash and Cash Equivalents, end of period	$163,004	$249,271

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2005	$1,259	$113,140	$(632,702)	$(15,838)	$(536)	$(534,677)

Comprehensive loss:
Net loss			(94,447)			(94,447)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				787		787
Net change in foreign currency translation				112		112

Comprehensive loss						(77,054)

Balance, December 31, 2005	1,259	113,140	(727,149)	1,555	(536)	(611,731)

Comprehensive income:
Net income			5,752			5,752
Net change in unrealized holding gains (losses)				(2,002)		(2,002)
Net change in foreign currency translation				447		447

Comprehensive income						4,197

Balance, June 30, 2006	$1,259	$113,140	$(721,397)	$—	$(536)	$(607,534)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. The Company has sold substantial portions of its asset portfolio and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in its efforts to sell additional assets. The Company is currently offering to sell its remaining assets both by portfolio and individual asset. The Company is prohibited by the Indenture governing its 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities or other business, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements have been used to reduce FINOVA’s obligations to its creditors.

Because substantially all of the Company’s assets (except for a few assets that could not be pledged because those assets already secured other obligations) are pledged to secure its obligations under the promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of June 30, 2006, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accountants have qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for a full year.

C.	Total Financial Assets

Total financial assets represent the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of June 30, 2006 and December 31, 2005, the carrying amount of total financial assets (before reserves) was $194.0 million and $355.7 million, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at June 30, 2006:

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets
Total financial assets	$	$57,103	$71,899	$3,154	$61,801	$193,957
Reserve for credit losses						(3,120)

Total						$190,837

Since FINOVA’s total financial assets are primarily concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy, particularly those impacting the aviation industry. The Company has also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of those borrowers and their affiliates.

At June 30, 2006, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $151.9 million and represented 83.4% of the Company’s total financial assets (before reserves and excluding the severance and bonus trusts of $11.8 million), as compared to the top 10 exposures at December 31, 2005 of $220.3 million, which represented 64.6% of total financial assets (before reserves and excluding the severance and bonus trusts of $14.4 million). The top 10 exposures at June 30, 2006, were primarily concentrated in transportation accounts and the loan to The Thaxton Group, which is the Company’s largest exposure. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton proceedings. As of the date of this report, four of the top 10 exposures, with a carrying value of approximately $51.4 million were under letters of intent to sell or the customer had notified FINOVA of its intent to negotiate a prepayment of its obligation.

At June 30, 2006, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
Airbus 300	1		1	23
Boeing 727	8	3	5	27
Boeing 737	10	10		20
Boeing 757	2	2		10
McDonnell Douglas DC8 and DC9	4	4		34
McDonnell Douglas DC10	9	1	8	28
McDonnell Douglas MD-80 Series	12	12		21
Regional jets, corporate aircraft and turbo props	23	23		14

Total	69	55	14	21

At June 30, 2006, 27 aircraft were operated by domestic carriers, while 37 aircraft were operated by foreign carriers. Additionally, 5 aircraft were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States. The Company’s transportation portfolio also includes aircraft engines and other transportation equipment. As of the date of this report, the Company had 30 aircraft with a total carrying value of approximately $57.4 million under letters of intent to sell. No assurance can be given that the letters of intent will result in actual sales, but the Company anticipates the majority of these committed assets will be sold during the third quarter of 2006 for proceeds in excess of FINOVA’s carrying value at June 30, 2006.

As of the date of this filing, the Company completed the previously announced sale of substantially all of its non-aviation assets, other than its loan to The Thaxton Group. The sale was completed pursuant to a series of definitive agreements, primarily with the same buyer, although certain individual assets were sold to other third parties who had rights of first refusal. The sale of these non-aviation assets generated approximately $75 million of gross proceeds, representing approximately $20 million of proceeds in excess of FINOVA’s December 31, 2005 carrying value. One asset that was originally contemplated in this transaction for a purchase price of $0.8 million remains subject to a right of first refusal.

In addition to the Thaxton loan, the Company excluded from this portfolio sale, a number of assets that were committed to individual asset sales or were awaiting customer prepayments. The majority of these excluded assets have been liquidated as of the date of this filing.

As of June 30, 2006, total financial assets also included the Company’s $11.8 million investment in two grantor trusts to secure severance and bonus obligations to its employees. These assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets.

D.	Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Six Months Ended June 30,
	2006	2005
Balance, beginning of year	$29,032	$101,270
Reversal of provision for credit losses	(22,429)	(45,340)
Write-offs	(6,980)	(14,611)
Recoveries	3,497	6,291

Balance, end of period	$3,120	$47,610

For the six months ended June 30, 2006, the Company recorded a $22.4 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), recoveries of amounts previously written off and the

Company’s detailed assessment of estimated inherent losses in the portfolio. The largest event impacting the reserve during 2006 was a $14.7 million reduction in the reserve for credit losses due to the sale of the Company’s non-aviation assets for proceeds in excess of their carrying amount (net of reserves).

A summary of the reserve for credit losses by impaired and other assets was as follows:

	June 30, 2006	December 31, 2005
Reserves on impaired assets	$3,120	$28,288
Other reserves		744

Reserve for credit losses	$3,120	$29,032

At June 30, 2006, the total carrying amount of impaired loans and leases was $132.2 million, of which $57.1 million were revenue accruing. The Company has established impairment reserves of $3.1 million related to $7.3 million of impaired assets. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. Impairment reserves at December 31, 2005 totaled $28.3 million related to $85.4 million of impaired assets.

During the first six months of 2006, reserves on impaired assets decreased due primarily to write-offs and proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), partially offset by additional reserves recorded on certain existing impaired assets.

Accounts classified as nonaccruing were $75.1 million or 38.7% of total financial assets (before reserves) at June 30, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $51.1 million and write-offs and net valuation markdowns of $1.8 million.

E.	Debt

A summary of the Company’s total debt outstanding was as follows:

	June 30, 2006	December 31, 2005
Senior Notes:
Principal	$1,513,654	$1,691,731
Fresh-start discount	(524,538)	(540,240)

Senior Notes, net	$989,116	$1,151,491

During the second quarter of 2006, the Company made two partial principal prepayments on the Senior Notes totaling $118.7 million, which reduced the outstanding principal to $1.5 billion. Cumulative prepayments through the second quarter of 2006 totaled $1.5 billion or 49% of the face amount ($2.97 billion) of the Senior Notes.

In accordance with the terms of the Indenture, the Company is required to use any excess cash as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option, which FINOVA has previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the potential wind-up of the Company’s affairs and the Thaxton litigation, discussed below in Note H. “Litigation and Claims”, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which will limit its ability to make future voluntary prepayments. As a result, the Company does not expect to make any voluntary prepayments during the remainder of 2006.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity.

At June 30, 2006, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $524.5 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

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

In conjunction with the prepayments of Senior Notes noted above, the Company has retained a total of $76.5 million as of June 30, 2006. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not to the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

As previously reported, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

F.	Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$4,261	$3,699
Payments	(1,699)	(27)
Net additions (reductions)	2,591	(250)

Balance, end of period	$5,153	$3,422

As of June 30, 2006, FINOVA had accrued a liability for termination benefits (including severance) of $5.2 million related to 49 individuals at various levels within the Company and certain former employees that have not yet been paid their termination benefits. During the six months ended June 30, 2006, the Company paid termination benefits of $1.7 million and recorded a net charge of $2.6 million to partially accrue for employees notified of their pending termination.

As a result of the sale of the non-aviation assets and the continued liquidation and wind down of FINOVA’s operations, the Company reduced its workforce to 44 employees at June 30, 2006, down from 60 at December 31, 2005. The Company does not anticipate any significant further reductions in its workforce until its transportation assets have been liquidated.

As of June 30, 2006, the Company had a total liability for terminated leases and office space it has ceased using of $3.4 million. The decrease since December 31, 2005 was due to the payment of scheduled lease rentals (net of sublease income) and a $250 thousand reduction in estimated lease termination costs.

G.	Income Taxes

The Company had federal net operating loss carryforwards of $1.3 billion as of June 30, 2006 and $1.2 billion as of December 31, 2005. No income tax expense or benefit was recorded during the six months ended June 30, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company does not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

It is the Company’s policy to accrue for loss contingencies, including litigation, only when the losses are probable and estimable. The determination of when losses become probable and estimable is inherently subjective and requires significant judgment which may change, including in response to factors which are outside the Company’s control.

If any legal proceedings result in a significant adverse judgment against the Company, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003 and January 13, 2004, FINOVA Capital Corporation (“FINOVA Capital”) was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA Capital has a senior secured loan to the Thaxton Entities with an unpaid principal balance of approximately $108 million at June 30, 2006. The Thaxton Entities were declared in default under their loan agreement with FINOVA Capital after they advised FINOVA Capital that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA Capital exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million. The Thaxton Group had approximately 6,800 holders of its subordinated notes that were issued in several states, with a total subordinated indebtedness of approximately $122 million.

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

Each of the five Thaxton-related lawsuits was originally styled as a class action, purportedly brought on behalf of certain defined classes of people who had purchased subordinated notes from the Thaxton Entities. The complaints by the subordinated note holders allege claims of fraud, securities fraud, and various other civil conspiracy and business torts in the sale of the subordinated notes. Each of the complaints seeks an unspecified amount of damages, among other remedies.

Upon motion by FINOVA Capital to the United States Judicial Panel for MultiDistrict Litigation (Docket 1612), all five Thaxton-related actions were transferred on June 18, 2004 to the United States District Court for the District of South Carolina, Anderson Division, for coordinated pre-trial proceedings (the “MDL Litigation”). In June 2005, the South Carolina District Court certified the MDL Litigation as a class action (collectively, the “Class Action”).

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

The Company was notified on September 21, 2005, that the South Carolina District Court had denied the Company’s motion to transfer the Adversary Proceeding back to the United States District Court for the District of Delaware, denied the Company’s motion for partial summary judgment on certain claims in the Adversary Proceeding, and granted the Thaxton Committee’s motion for partial summary judgment on the Committee’s claim for equitable subordination. The District Court’s opinion and order granting the Thaxton Committee’s motion for partial summary judgment was entered on March 20, 2006. The District Court found, among other things, that FINOVA Capital engaged in fraudulent conduct by purposefully structuring its loan agreement in a way that allowed Thaxton to report to all its creditors, and particularly prospective note purchasers, that an $8 million equity investment had been made, when in fact that $8 million continued to be debt, and that this enabled Thaxton to violate federal banking law. FINOVA Capital has appealed the equitable subordination order to the Fourth Circuit.

On May 19, 2006, the South Carolina District Court scheduled a trial date of August 28, 2006 for 26 actions involving South Carolina plaintiffs that are proceeding as a result of the Fourth Circuit’s ruling decertifying class status. The Company filed an emergency motion in the Fourth Circuit requesting that the Fourth Circuit enjoin this trial in light of its ruling stating that the Adversary Proceeding is the superior method for adjudicating this controversy. The Fourth Circuit denied this motion without opinion on August 1, 2006.

If the Fourth Circuit does not overturn or modify the District Court’s equitable subordination ruling, the Company’s ability to recover on its claims in the Thaxton Entities’ bankruptcy cases may be materially and negatively affected, depending upon the exact nature of any Fourth Circuit ruling, as well as the results of other rulings in this litigation that may substantially limit the effect and importance of the South Carolina court’s equitable subordination ruling. Among the other rulings that could affect the Company’s ability to recover its claims, either positively or negatively, is the Delaware bankruptcy court’s ruling on the Thaxton Committee’s pending request seeking substantive consolidation of the Thaxton Entities. The Delaware bankruptcy court held a hearing on that issue, but has not yet ruled on the matter.

If the South Carolina trial results in a verdict adverse to the Company, the Company’s ability to recover on its claims in the Thaxton Entities’ bankruptcy cases and its ability to defend claims that have been asserted against it in the Adversary Proceeding as well as other possible cases resulting from the class decertification, may be materially and negatively affected, depending on the exact nature of any such verdict.

A material and negative impact on the Company’s ability to recover on its claims in the Thaxton Entities’ bankruptcy cases for any reason would have a material adverse impact on the Company’s financial position, results of operations and/or cash flow. Furthermore, if any of these proceedings results in a significant adverse final determination against the Company, it is unlikely that the Company would be able to satisfy that liability due to its financial condition. As previously disclosed, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

The Thaxton Entities litigation is legally and procedurally highly complex. The Company believes that all of the claims against it are without merit. The Company continues to review alternatives to resolve the Thaxton Entities litigation. If this litigation can not be resolved on terms consistent with the Company’s view of the merits and litigation risks, the Company intends to vigorously defend, by whatever substantive and procedural methods it deems advisable, the claims asserted against it in connection with the Thaxton Entities, whether in the MDL Litigation, the Adversary Proceedings or the South Carolina trials, and to defend its senior secured position in the bankruptcy proceedings for the Thaxton Entities, including without limitation, with respect to the pending substantive consolidation motion.

Reserve Accounts relating to the Adversary Proceeding

At June 30, 2006, approximately $72.7 million has been deposited into a reserve account in the name of FINOVA and the Thaxton Entities bankruptcy estates rather than being paid to FINOVA Capital in respect of FINOVA Capital’s outstanding loan. Additionally, at June 30, 2006, an aggregate of $6.8 million is on deposit in two other reserve accounts, each in the name of FINOVA Capital and the Thaxton Entities bankruptcy estates relating to interest payments and legal expense reimbursement that FINOVA Capital alleges are due to it. These reserve accounts are expected to be maintained until the Adversary Proceeding is resolved. These amounts are not reflected in FINOVA Capital’s balance sheet.

New Thaxton Action – June 8, 2006

On June 8, 2006, approximately 1,590 individual purchasers of Thaxton Group, Inc., subordinated notes filed, in one consolidated case, a lawsuit in the United States District Court for the District of South Carolina, Anderson Division, against FINOVA Capital Corporation, Inc.; FINOVA Group, Inc.; Berkshire Hathaway, Inc.; Leucadia National Corporation; Thomas Mara; Berkadia, LLC; Berkadia II LLC; Berkadia Equity Holdings LLC; and Berkadia Management LLC. As described above, The Thaxton Group, Inc. defaulted on its outstanding subordinated notes, including the approximately $84 million of Thaxton Notes (including interest) held by the plaintiffs in this case, when it went into bankruptcy in October 2003. The plaintiffs’ claims are brought under various statutory and common law theories and substantially rely upon a control theory of lender liability, assert civil conspiracy, securities, unfair trade practices act, and civil racketeering claims against the defendants and seek civil, punitive and treble damages. On July 13, 2006, the South Carolina District Court issued an order requiring that instead of a consolidated action, each of the approximate 1,590 plaintiffs file individual complaints against the Company and the other defendants, by September 11, 2006. FINOVA Capital and FINOVA Group believe that all of the claims against them are without merit and intend to vigorously defend the claims asserted against them in this litigation.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account, and totaled $76.5 million as of June 30, 2006. Because FINOVA will not be able to repay the Senior Notes in full, on April 1, 2005, it filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors.

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

OVERVIEW

During 2006, the Company has continued to make significant progress in the orderly collection and liquidation of its portfolio. The Company reduced the size of the portfolio since year-end 2005 by approximately 45%, resulting in total financial assets before reserves of just under $194 million at June 30, 2006.

As of June 30, 2006, the Company has repaid 49% of the face amount of the Senior Notes and owes approximately $1.5 billion of principal to the Senior Note holders, while only $434 million of assets remained, including cash reserves and restricted cash. The Company would have to liquidate its remaining financial assets by almost seven times their carrying values, which is significantly more than past experience would indicate can be achieved, to generate sufficient funds to fully repay the Senior Notes. The Company does not believe there is any chance of this occurring. Although FINOVA will not be able to repay the full amount due under the Senior Notes, the Company will continue to seek to maximize the value of its remaining assets for the benefit of the Note holders.

Looking Ahead / Company Direction. The Company has successfully liquidated over 97% of its portfolio, which was approximately $7.6 billion when it emerged from bankruptcy in August 2001. At June 30, 2006, the carrying value of FINOVA’s portfolio had declined to less than $200 million of financial assets, and it is becoming increasingly more difficult to offset the incremental costs of collecting those assets in an orderly fashion.

During the first quarter of 2006, to maximize the value of its assets, the Company began altering it course of action by offering its remaining portfolios for bulk sale. The first step in this process focused on the non-aviation assets (other than the loan to The Thaxton Group), which were substantially liquidated during the second quarter of 2006. Refer below to Results of Operations for a further discussion of these assets.

The remaining portfolio as of June 30, 2006 is primarily comprised of aviation assets and the loan to The Thaxton Group. Throughout the second quarter of 2006, the Company continued to market its transportation portfolio by individual asset and has seen a high level of interest and activity. As of the date of this report, the Company had 30 aircraft with a total carrying value of approximately $57.4 million under letters of intent to sell. No assurance can be given that the letters of intent will result in actual sales, but the Company anticipates the majority of these committed assets will be sold during the third quarter of 2006. The Company believes its individual sales efforts to date have generated substantially more cash than what would have been received in a bulk portfolio sale. However, the size of the transportation portfolio has been rapidly declining and many of the more attractive assets in this portfolio have already been sold or currently are under letters of intent to sell during 2006. Additionally, the Company is becoming increasingly concerned with world events that could adversely impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. As a result of this and the incremental costs of collection mentioned earlier, the Company is currently offering the remaining aviation assets not committed to individual sales for bulk sale in order to maximize the value of the remaining aviation assets. The Company is soliciting interest from over 50 prospective buyers that specialize in aviation assets. The Company will evaluate the level of interest in this sale during the third quarter of 2006 to ascertain if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in its efforts to sell these assets.

The Company anticipates that when all or substantially all of its assets have been liquidated, the affairs of FINOVA will need to be wound-up. The Company continues to analyze potential alternatives of wind-up and would like to commit to a final plan of liquidation during 2006; however, this will be contingent on obtaining acceptable prices for its remaining assets. Additionally, in considering its wind-up alternatives, the Company intends to take into consideration the restricted cash related to impermissible restricted payments to stockholders, the Thaxton litigation and other outstanding bankruptcy claims. A final plan of liquidation may involve appointment of a receiver or trustee for assets not liquidated, transfer of such assets to a liquidating trust or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company cannot predict with certainty the timing or nature of that final wind-up at this point in time, but is working towards accomplishing that end in a prudent manner to maximize the return on the remaining assets.

The Company will continue to retain sufficient cash to fund its expenses, including the costs associated with the potential wind-up of the Company’s affairs and the Thaxton litigation. As a result, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which will limit its ability to make future voluntary principal prepayments. Additionally, the Company does not expect to make any voluntary prepayments during the remainder of 2006.

No Stockholder Payments / Bankruptcy Court Motion. While the Indenture governing the Senior Notes contemplated that FINOVA would make payments to its stockholders as the Senior Notes were repaid, the Company has not made those payments. Those stockholder distributions are prohibited due to the Company’s present financial condition. Stockholders should not expect any payments or return on their common stock. Those funds are currently being held in a segregated account pending their final disposition. However, the Company anticipates that those funds will eventually be paid to its creditors, not to the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (which are owned by Berkshire Hathaway and Leucadia), as owner of 50% of FINOVA’s stock, would receive half of those payments.

As discussed in Note H. “Litigation and Claims,” FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware (the court in which the FINOVA reorganization proceedings have taken place), seeking an order that (1) FINOVA no longer needs to direct funds into the restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. The Bankruptcy Court subsequently issued an order approving FINOVA’s motion to the extent that FINOVA will be forever insolvent, which the Company believes is clearly the case. Representatives of FINOVA’s shareholders appealed the Bankruptcy Court’s ruling, and in April 2006, the appeal was denied on the grounds that the Bankruptcy Court’s order was not a final appealable order.

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

Significant Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its assets are collected in an orderly fashion over time.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of the assets in its portfolio on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning general economic conditions and trends, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

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

The carrying amounts and reserve for credit losses recorded on FINOVA’s financial statements reflect the Company’s expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of the full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolio.

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of June 30, 2006 and December 31, 2005, the reserve for credit losses totaled $3.1 million and $29.0 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of June 30, 2006 and December 31, 2005, owned assets totaled $44.7 million and $77.4 million, or 23.1% and 21.7% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of June 30, 2006, assets held for sale totaled $3.2 million or 1.6% of total financial assets (before reserves), while as of December 31, 2005, there were no assets held for sale considered to be of value to the Company.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of June 30, 2006 and December 31, 2005, $75.1 million and $131.9 million, or 38.7% and 37.1% of total financial assets (before reserves), were classified as nonaccruing, respectively.

RESULTS OF OPERATIONS

As a result of the Company’s continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from period to period. Trends during any given period may not be indicative of future trends; however, the following discussion of results may provide useful information regarding the current status of the Company.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Interest margin	$(26,122)	$(21,179)	$(4,943)	$(47,850)	$(43,253)	$(4,597)
Reversal of provision for credit losses	1,326	24,930	(23,604)	22,429	45,340	(22,911)
Net gain on financial assets	28,275	4,468	23,807	57,058	20,581	36,477
Portfolio expenses	(4,188)	(8,194)	4,006	(9,672)	(10,532)	860
General and administrative expenses	(8,884)	(11,535)	2,651	(16,213)	(24,162)	7,949

Net income (loss)	$(9,593)	$(11,510)	$1,917	$5,752	$(12,026)	$17,778

Six Months Ended June 30, 2006 and 2005

Net Income (Loss). In general, the increase in net income was primarily attributable to the six months ended June 30, 2006 containing a higher level of asset realization in excess of recorded carrying amounts and a lower level of operating expenses. Asset realization in excess of recorded carrying amounts is primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

The Company continues to experience better than anticipated realization and performance of its asset portfolio. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods.

Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, during 2006, the aircraft-financing market continued to display a high level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate cash in excess of recorded carrying amounts and surpassed the results for the first six months of 2005. Additionally, results for 2006 were enhanced by the sale of substantially all of the Company’s non-aviation assets (other than The Thaxton Group loan) for proceeds of approximately $20 million in excess of their December 31, 2005 carrying values.

The Company has seen an increase in demand for certain types of aircraft; however, this demand may decline due to continued uncertainty in the airline industry and airline bankruptcy filings. Additionally, the Company is becoming increasingly concerned with world events that could adversely impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. Many major domestic carriers continue to post substantial losses due in part to high fuel costs coupled with a high cost structure. If the high fuel costs continue to exist for an extended period of time or airlines are not able to efficiently compete with low-cost carriers, additional airlines may experience financial difficulties. A number of prominent domestic airlines are in bankruptcy and others threatening to file if certain cost reductions cannot be realized. As a result of the current status of the industry and airline bankruptcies, FINOVA anticipates excess aircraft will be parked and forced into the market. FINOVA’s ability to realize the recorded values of its aircraft portfolio will depend upon future aircraft lease rates and values, both of which are greatly impacted by the instability of the airline industry.

Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur; however, the Company remains concerned about the fragile nature of the airline industry.

Interest Margin. The Company continues to post a negative interest margin, which was significantly impacted by a lower level of earning assets ($57.1 million and $180.5 million at June 30, 2006 and 2005, respectively) than the principal amount of outstanding debt ($1.5 billion and $1.8 billion at June 30, 2006 and 2005, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.7% and 13.4% for the six months ended June 30, 2006 and 2005, respectively).

Partially offsetting the negative interest margin was the recognition of previously suspended and deferred income ($1.5 million and $9.6 million for the six months ended June 30, 2006 and 2005, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2005 levels.

Reversal of Provision for Credit Losses. The Company recorded reversals of provision for credit losses to reduce its overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($3.5 million and $6.3 million for the six months ended June 30, 2006 and 2005, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio. Additionally, the Company recorded a $14.7 million reversal of provision for credit losses in 2006 to reduce its reserves due to the sale of the Company’s non-aviation assets for proceeds in excess of their carrying amount (net of reserves).

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

The net gain during 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $43.7 million of net gains realized from sales of aircraft and aircraft related notes, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.5 million of net gains realized from the previously announced sale of the Company’s non-aviation assets (in addition to the reversal of reserves noted above), $3.4 million of net gains realized from the sale and valuation of private and public investments and a $3.2 million gain from the valuation markup of the Company’s remaining transportation leveraged leases with Northwest Airlines, which are classified as assets held for sale. In conjunction with Northwest Airlines’ bankruptcy filing in late 2005, the Company previously fully wrote off the remaining book value of these leveraged leases because the senior outstanding debt exceeded the underlying aircraft values. During the second quarter of 2006, the senior debt holders’ bankruptcy claims related to these leases traded at significantly higher values than anticipated, which resulted in a reduction of the outstanding senior debt to an amount below the fair value of the aircraft, thereby creating value for FINOVA. During the third quarter of 2006, FINOVA entered into an agreement for FINOVA to pay off the remaining senior debt balance and then sell the aircraft to a third party, which is expected to generate the valuation gain noted above.

The net gain during 2005 was primarily attributable to $21.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $2.8 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of the Company’s last two real estate leveraged leases. Partially offsetting this gain activity were $8.0 million of net valuation markdowns to leveraged leases in the transportation portfolio.

The Company entered into a number of transactions to sell assets over the last couple of years and expects asset sales to continue. As of the date of this report, the Company had 30 aircraft with a total carrying value of $57.4 million under letters of intent to sell. No assurance can be given that the letters of intent will result in actual sales, but the Company anticipates the majority of these committed assets will be sold during the third quarter of 2006 for proceeds in excess of FINOVA’s carrying value at June 30, 2006.

As of the date of this filing, the Company completed the previously announced sale of substantially all of its non-aviation assets, other than its loan to The Thaxton Group. The sale was completed pursuant to a series of definitive agreements primarily with the same buyer, although certain individual assets were sold to other third parities who had rights of first refusal. The sale of these non-aviation assets generated approximately $75 million of gross proceeds, representing approximately $20 million of proceeds in excess of FINOVA’s December 31, 2005 carrying value. One asset that was originally contemplated in this transaction for a purchase price of $0.8 million remains subject to a right of first refusal.

FINOVA will continue to consider future sales of the remaining portfolio or individual assets, if buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in its efforts to sell additional assets or that realization will reach prior period levels. In evaluating offers, FINOVA will generally compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expense. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft.

The transportation portfolio continues to incur a significant portion of the Company’s portfolio costs ($3.1 million and $6.9 million during the six months ended June 30, 2006 and 2005, respectively). Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to invest in aircraft maintenance as long as there is commercial justification for such expenditures.

During the six months ended June 30, 2006 and 2005, the Company incurred $1.3 million and $1.4 million, respectively, of legal costs associated with the Thaxton litigation. The Company anticipates that the Thaxton defense costs will increase with the level of legal activity and as a result of the additional litigation filed against the Company and certain of its affiliates during the second quarter of 2006. Refer to Note H. “Litigation and Claims” for a further discussion of this matter.

In most cases, the Company experienced a decline in the level of expenses associated with problem accounts and workouts with the exception of increased costs associated with the liquidation of a repossessed property. Additionally, the Company has seen a decline in the level of reimbursed portfolio expenses for the entire portfolio, which declined by $2.7 million.

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to $5.2 million of cost savings resulting from staffing and office occupancy reductions (44 employees at June 30, 2006 compared to 75 at June 30, 2005) and lower severance accruals ($2.6 million). The dollar level of general and administrative expenses has continued to decrease as portfolio and staffing levels decreased; however, general and administrative expenses as a percentage of assets or revenues has increased over time as a result of certain fixed costs, the costs of being a public company and further costs associated with wind-up of the Company’s affairs.

Income Tax Expense. No income tax expense or benefit was recorded during the six months ended June 30, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company had federal net operating loss carryforwards of $1.3 billion and $1.2 billion as of June 30, 2006 and December 31, 2005, respectively.

Three Months Ended June 30, 2006 and 2005

Net Income (Loss). In general, the slight increase in net income was primarily attributable to a lower level of operating expenses, partially offset by a lower level of asset realization in excess of recorded carrying amounts during the second quarter of 2006 as compared to the same period in 2005. The Company has benefited from continued staffing reductions as the portfolio has declined; however, it is becoming increasingly more difficult to offset the incremental costs of collecting the remaining assets due to certain fixed costs and the costs of being a public company.

The Company continues to experience better than anticipated realization and performance of its asset portfolio. The Company has been cautioning investors that asset realization trends were not expected to continue at the same level as prior periods. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices.

Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur; however, the Company remains concerned about the fragile nature of the airline industry.

Interest Margin. The Company continues to post a negative interest margin, which was significantly impacted by a lower level of earning assets ($57.1 million and $180.5 million at June 30, 2006 and 2005, respectively) than the principal amount of outstanding debt ($1.5 billion and $1.8 billion at June 30, 2006 and 2005, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.8% and 13.6% for the three months ended June 30, 2006 and 2005, respectively).

Partially offsetting the negative interest margin in 2005 was the recognition of previously suspended and deferred income ($3.7 million for the three months ended June 30, 2005), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. No previously suspended income was recognized during the second quarter of 2006. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2005 levels.

Reversal of Provision for Credit Losses. The Company recorded reversals of provision for credit losses to reduce its overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($2.0 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio, partially offset by a slight increase in specific reserves on certain assets.

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

The net gain during the second quarter of 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $20.2 million of net gains realized from sales of aircraft and aircraft related notes, $4.5 million of net gains realized from the previously announced sale of the Company’s non-aviation assets, $1.2 million of net gains realized from the sale and valuation of private and public investments and a $3.2 million gain from the valuation markup of the Company’s remaining transportation leveraged leases with Northwest Airlines, which are classified as assets held for sale.

The net gain during the second quarter of 2005 was primarily attributable to $9.5 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, partially offset by $3.6 million of net valuation markdowns within the transportation leveraged lease portfolio.

As of the date of this filing, the Company completed the previously announced sale of substantially all of its non-aviation assets, other than its loan to The Thaxton Group. The sale was completed pursuant to a series of definitive agreements primarily with the same buyer, although certain individual assets were sold to other third parties who had rights of first refusal. The sale of these non-aviation assets generated approximately $75 million of gross proceeds, representing approximately $20 million of proceeds in excess of FINOVA’s December 31, 2005 carrying value. One asset that was originally contemplated in this transaction for a purchase price of $0.8 million remains subject to a right of first refusal.

FINOVA will continue to consider future sales of the remaining portfolio or individual assets, if buyers can be found at acceptable prices; however, there can be no assurance that FINOVA will be successful in its efforts to sell additional assets or that realization will reach prior period levels. In evaluating offers, FINOVA will generally compare offers against FINOVA’s internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of FINOVA’s operating costs to collect those assets.

Portfolio Expense. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft.

The majority of the decline was primarily attributable to the transportation portfolio, which decreased to $1.8 million for the second quarter of 2006 from $5.4 million during the second quarter of 2005. Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to invest in aircraft maintenance as long as there is commercial justification for such expenditures.

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to $2.0 million of cost savings resulting from staffing and office occupancy reductions (44 employees at June 30, 2006 compared to 75 at June 30, 2005) and lower severance accruals ($0.8 million). The dollar level of general and administrative expenses has continued to decrease as portfolio and staffing levels decreased; however, general and administrative expenses as a percentage of assets or revenues has increased over time as a result of certain fixed costs, the costs of being a public company and further costs associated with wind-up of the Company’s affairs.

Income Tax Expense. No income tax expense or benefit was recorded during the three months ended June 30, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company had federal net operating loss carryforwards of $1.3 billion and $1.2 billion as of June 30, 2006 and December 31, 2005, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Because substantially all of the Company’s assets (except for a few assets that could not be pledged because those assets already secured other obligations) are pledged to secure its obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

The terms of the Indenture prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to the Company’s limited sources of liquidity, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserve estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Generally speaking, cash reserves typically equal anticipated cash flows to cover operating costs (which includes legal costs and professional services), tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. The Company has the discretion to, and has from time to time, adjusted its cash reserve methodology.

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option, which FINOVA has previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the potential wind-up of the Company’s affairs and the defense of the Thaxton litigation, discussed in Note H. “Litigation and Claims”, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which will limit its ability to make future voluntary prepayments. As a result, the Company does not expect to make any voluntary prepayments during the remainder of 2006.

During the second quarter of 2006, the Company made two partial principal prepayments on the Senior Notes totaling $118.7 million, which reduced the outstanding principal to $1.5 billion. Cumulative prepayments through the second quarter of 2006 totaled $1.5 billion or 49% of the face amount ($2.97 billion) of the Senior Notes.

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

In conjunction with the prepayments of Senior Notes noted above, the Company has retained a total of $76.5 million as of June 30, 2006. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not to the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

The Company has a negative net worth of $607.5 million as of June 30, 2006 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $190.8 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any material changes during the six months ended June 30, 2006, except for the Senior Note prepayments discussed throughout this document.

Collection of the Portfolio

As noted previously, the Company’s current business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. The Company has sold substantial portions of its asset portfolio and will consider future sales of any asset if buyers can be found at acceptable prices. The Company is offering to sell its remaining assets both by portfolio and individual asset. Due to restrictions contained in the Indenture as well as its general inability to access capital in the public and private markets, the Company’s only viable source of cash flow is from the collection of its portfolio.

The following table presents the activity in total financial assets, net of the reserve for credit losses for the six months ended June 30, 2006:

(Dollars in thousands)
Total financial assets at December 31, 2005	$326,649

Cash activity:
Fundings under existing customer commitments	5,194
Collections and proceeds from financial assets	(162,128)

Net cash flows	(156,934)

Non-cash activity:
Reversal of provision for credit losses	22,429
Net gain on financial assets	2,850
Other non-cash activity	(4,157)

Net non-cash activity	21,122

Total financial assets at June 30, 2006	$190,837

Total financial assets, net of the reserve for credit losses, declined to $190.8 million at June 30, 2006, down from $326.6 million at December 31, 2005. During 2006, net cash flows from the portfolio totaled $156.9 million, while non-cash activity resulted in a $21.1 million increase in net financial assets. Components of net cash flows included $56.1 million of collections from financial assets (including recoveries) and $106.0 million from the sale of assets (excluding cash gains), offset by $5.2 million of fundings under existing customer commitments. Collections from financial assets include prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $22.4 million reversal of reserves and a $2.9 million net increase related to the valuation of assets, partially offset by other non-cash activity of $4.2 million.

The $135.8 million decline in the carrying value of the Company’s portfolio was primarily attributable to asset sales, prepayments, scheduled amortization and write-offs ($7.0 million). During 2006, the Company completed numerous asset sales with a total carrying amount of $106.0 million, while prepayment activity represented $23.0 million of carrying amount. The remaining portfolio as of June 30, 2006 is primarily comprised of aviation assets and the loan to The Thaxton Group. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton litigation.

The majority of the aviation assets are older vintage aircraft, often of class and configuration with limited demand in the aircraft market. While a market for many of these aircraft may never fully return, the Company believes it has maximized the value of the transportation assets by waiting for opportune moments to sell individual assets. Throughout 2006, the Company continued to market its transportation portfolio by individual asset and has seen a high level of interest and activity. As of the date of this report, the Company had 30 aircraft with a total carrying value of approximately $57.4 million under letters of intent to sell. No assurance can be given that the letters of intent will result in actual sales, but the Company anticipates the majority of these committed assets will be sold during the third quarter of 2006 for proceeds in excess of FINOVA’s carrying value at June 30, 2006. The Company believes the individual sales efforts to date have generated substantially more cash than the Company would have received in a bulk portfolio sale. However, the size of the transportation portfolio has been rapidly declining and many of the more attractive assets in this portfolio have been sold or are currently under letters of intent to sell during 2006. Additionally, the Company is becoming increasingly concerned with world events that could adversely impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. As a result of this and the fact that it is becoming increasingly more difficult to offset the incremental costs of collecting those assets in an orderly fashion, the Company is currently offering the remaining aviation assets not committed to individual sales for bulk sale in order to maximize the value of the remaining aviation assets. The Company is soliciting interest from over 50 prospective buyers that specialize in aviation assets. The Company will evaluate the level of this interest during the third quarter of 2006 to ascertain if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in its efforts to sell these assets.

As of the date of this filing, the Company completed the previously announced sale of substantially all of its non-aviation assets, other than its loan to The Thaxton Group. The sale was completed pursuant to a series of definitive agreements primarily with the same buyer, although certain individual assets were sold to other third parties who had rights of first refusal. The sale of these non-aviation assets generated approximately $75 million of gross proceeds, representing approximately $20 million of proceeds in excess of FINOVA’s December 31, 2005 carrying value. One asset originally contemplated in this transaction for a purchase price of $0.8 million remains subject to a right of first refusal.

In addition to the Thaxton loan, the Company excluded from this portfolio sale, a number of assets that were committed to individual asset sales or were awaiting customer prepayments. The majority of these excluded assets have been liquidated as of the date of this filing.

As of June 30, 2006, total financial assets also included the Company’s $11.8 million investment in two grantor trusts to secure severance and bonus obligations to its employees. These assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets.

The Company anticipates that when all or substantially all of its assets have been liquidated, the affairs of FINOVA will need to be wound-up. The Company continues to analyze potential alternatives of wind-up and would like to commit to a final plan of liquidation during 2006; however, this will be contingent on obtaining acceptable prices for its remaining assets. Additionally, in considering its wind-up alternatives, the Company intends to take into consideration the restricted cash related to impermissible restricted payments to stockholders, the Thaxton litigation and other outstanding bankruptcy claims. A final plan of liquidation may involve appointment of a receiver or trustee for assets not liquidated, transfer of such assets to a liquidating trust or some other proceeding, any of which may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company cannot predict with certainty the timing or nature of that final wind-up at this point in time, but is working towards accomplishing that end in a prudent manner to maximize the return on the remaining assets.

The Company will continue to retain sufficient cash to fund its expenses, including the costs associated with the potential wind-up of the Company’s affairs and the Thaxton litigation. As a result, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which will limit its ability to make future voluntary prepayments. As a result, the Company does not expect to make any voluntary prepayments during the remainder of 2006.

FINOVA’s reserve for credit losses decreased to $3.1 million at June 30, 2006 from $29.0 million at December 31, 2005. At June 30, 2006, the total carrying amount of impaired loans and leases was $132.2 million, of which $57.1 million were revenue accruing. The Company has established impairment reserves of $3.1 million related to $7.3 million of impaired assets. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. Impairment reserves at December 31, 2005 totaled $28.3 million related to $85.4 million of impaired assets.

Reserves on impaired assets decreased due primarily to write-offs and proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), partially offset by additional reserves recorded on certain existing impaired assets.

Accounts classified as nonaccruing were $75.1 million or 38.7% of total financial assets (before reserves) at June 30, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $51.1 million and write-offs and net valuation markdowns of $1.8 million.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE FINOVA GROUP INC.
(Registrant)

Date: August 1, 2006	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.