Form 10-Q
period 2006-09-30
FINOVA GROUP INC
filed 2006-10-30
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☑                No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 27, 2006, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$221,639	$212,317
Restricted cash - impermissible restricted payments	76,542	67,169
Financing Assets:
Loans and other financing contracts, net	106,330	177,887
Direct financing leases	820	77,948

Total financing assets	107,150	255,835
Reserve for credit losses	(11,986)	(29,032)

Net financing assets	95,164	226,803

Other Financial Assets:
Operating leases	36,179	69,784
Investments	11,400	22,490
Assets held for sale	27,883
Assets held for production of income		7,572

Total other financial assets	75,462	99,846

Total Financial Assets	170,626	326,649
Other assets	4,743	5,016

	$473,550	$611,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.5 billion and $1.7 billion, respectively)	$997,570	$1,151,491
Interest payable	42,887	16,215
Accounts payable and accrued expenses	33,585	52,655
Deferred income taxes, net	2,407	2,521

Total Liabilities	1,076,449	1,222,882

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	113,140	113,140
Accumulated deficit	(716,762)	(727,149)
Accumulated other comprehensive income		1,555
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(602,899)	(611,731)

	$473,550	$611,151

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005
Revenues:
Interest income	$582	$7,742	$5,240	$23,891
Rental income	1,256	2,740	4,142	9,550
Operating lease income	6,538	8,654	21,358	31,878
Fees and other income	3,832	3,635	13,267	11,084

Total Revenues	12,208	22,771	44,007	76,403
Interest expense	(36,823)	(42,419)	(113,291)	(134,917)
Operating lease depreciation	(782)	(2,020)	(3,963)	(6,407)

Interest Margin	(25,397)	(21,668)	(73,247)	(64,921)

Other Revenues and (Expenses):
Provision for credit losses	(7,212)	129	15,217	45,469
Net gain (loss) on financial assets	49,868	(2,679)	106,926	17,902
Portfolio expenses	(5,448)	(4,984)	(15,120)	(15,516)
General and administrative expenses	(7,176)	(7,958)	(23,389)	(32,120)

Total Other Revenues and (Expenses)	30,032	(15,492)	83,634	15,735

Income (loss) before income taxes	4,635	(37,160)	10,387	(49,186)
Income tax expense	—	—	—	—

Net Income (loss)	$4,635	$(37,160)	$10,387	$(49,186)

Basic/diluted earnings (loss) per share	$0.04	$(0.30)	$0.09	$(0.40)

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income (loss)	$10,387	$(49,186)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Reversal of provision for credit losses	(15,217)	(45,469)
Net cash gain on disposal of financial assets	(91,825)	(26,170)
Net non-cash (gain) charge-off on financial assets	(15,101)	8,268
Depreciation and amortization	4,726	7,021
Deferred income taxes, net	(114)	(252)
Fresh-start accretion - assets	(1,293)	(2,135)
Fresh-start discount amortization - Senior Notes	24,156	30,221
Change in assets and liabilities:
Increase in other assets	(490)	(1,885)
Decrease in accounts payable and accrued expenses	(7,274)	(13,464)
Increase in interest payable	26,672	28,031

Net Cash Used by Operating Activities	(65,373)	(65,020)

Investing Activities:
Proceeds from disposals of leases and other owned assets	84,320	35,851
Proceeds from sales of investments	12,792	3,654
Proceeds from sales of loans and financing leases	109,706	27,041
Collections and prepayments from financial assets	105,238	218,398
Fundings under existing customer commitments	(5,194)	(11,024)
Prepayment of nonrecourse debt on leveraged leases	(25,446)	(12,461)
Transfer of cash previously received from the Thaxton Entities	(24,422)
Deposit of impermissible restricted payments into restricted cash account	(9,373)	(23,431)
Recoveries of loans previously written off	5,151	9,846

Net Cash Provided by Investing Activities	252,772	247,874

Financing Activities:
Principal prepayments of Senior Notes	(178,077)	(445,192)

Net Cash Used by Financing Activities	(178,077)	(445,192)

Increase (Decrease) in Cash and Cash Equivalents	9,322	(262,338)
Cash and Cash Equivalents, beginning of year	212,317	480,485

Cash and Cash Equivalents, end of period	$221,639	$218,147

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2005	$1,259	$113,140	$(632,702)	$(15,838)	$(536)	$(534,677)

Comprehensive loss:
Net loss			(94,447)			(94,447)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				787		787
Net change in foreign currency translation				112		112

Comprehensive loss						(77,054)

Balance, December 31, 2005	1,259	113,140	(727,149)	1,555	(536)	(611,731)

Comprehensive income:
Net income			10,387			10,387
Net change in unrealized holding gains (losses)				(2,002)		(2,002)
Net change in foreign currency translation				447		447

Comprehensive income						8,832

Balance, September 30, 2006	$1,259	$113,140	$(716,762)	$—	$(536)	$(602,899)

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Going Concern

As of September 30, 2006, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accountants have qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

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

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for a full year.

C.	Total Financial Assets

Total financial assets represent the Company’s portfolio of investment activities, which primarily consist of secured financing contracts (such as loans and direct financing leases). In addition to its financing contracts, the Company has other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of September 30, 2006 and December 31, 2005, the carrying amount of total financial assets (before reserves) was $182.6 million and $355.7 million, respectively.

The following table details the composition and carrying amounts of FINOVA’s total financial assets at September 30, 2006:

	Revenue Accruing Assets	Revenue Accruing Impaired	Nonaccruing Impaired Loans	Nonaccruing Leases & Other	Owned Assets & Investments	Total Financial Assets
Total financial assets	$	$12,904	$94,247	$27,883	$47,578	$182,612
Reserve for credit losses						(11,986)

Total						$170,626

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

At September 30, 2006, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $161.8 million and represented 94.2% of the Company’s total financial assets (before reserves and excluding the severance and bonus trusts of $10.9 million), as compared to the top 10 exposures at December 31, 2005 of $220.3 million, which represented 64.6% of total financial assets (before reserves and excluding the severance and bonus trusts of $14.4 million). The top 10 exposures at September 30, 2006, were primarily concentrated in transportation accounts and the loan to The Thaxton Group, which is the Company’s largest exposure. As of the date of this report, all of the top 10 exposures have either been liquidated, are under letters of intent to sell or are subject to a negotiated settlement.

During the third quarter of 2006, the Company increased the carrying value of two transactions within the top 10 exposures. The carrying value of the loan to the Thaxton Group increased $24.4 million in conjunction with the transfer of all cash received from the Thaxton Entities since commencement of the Thaxton Entities chapter 11 case (an aggregate of approximately $97.2 million), to a trust account to be held by Thaxton under order of the bankruptcy court. The $72.8 million balance of the transferred cash had been held by FINOVA in a reserve account and had not been reflected in FINOVA’s balance sheet. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton proceedings.

Additionally, during the third quarter of 2006, FINOVA prepaid $25.4 million of nonrecourse debt associated with two leveraged leases to Northwest Airlines on Boeing 757 aircraft, which increased FINOVA’s basis in those assets. The two Northwest leveraged leases were subsequently sold in the fourth quarter of 2006.

At September 30, 2006, the Company’s transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
Airbus 300	1		1	23
Boeing 727	1		1	28
Boeing 737	8	8		20
Boeing 757	2	2		10
McDonnell Douglas DC9	4	4		34
McDonnell Douglas DC10	7		7	29
McDonnell Douglas MD-80 Series	9	9		22
Regional jets, corporate aircraft and turbo props	16	16		16

Total	48	39	9	21

At September 30, 2006, 20 aircraft were operated by domestic carriers, while 27 aircraft were operated by foreign carriers. Additionally, 1 aircraft was off-lease and parked at a storage facility in the United States. The Company’s transportation portfolio also includes aircraft engines and other transportation equipment. As of the date of this report, the Company had 38 aircraft with a total carrying value of approximately $76.4 million that had either been liquidated subsequent to September 30, 2006, are under individual letters of intent to sell or are committed to a proposed bulk asset sale. The proposed bulk asset sale includes 18 aircraft with a total carrying value of approximately $36.7 million. The proposed bulk asset sale is pursuant to a non-binding letter of intent, which is subject to inspection of the aircraft and records. Due to the fact that the 18 aircraft in this pool are operating throughout the world, additional time will be necessary to complete the inspections. FINOVA will hopefully know if an acceptable final purchase price can be obtained for these assets during the fourth quarter of 2006. No assurance can be given that all of the letters of intent will result in actual sales, but the Company anticipates the majority of these committed assets will be sold during the fourth quarter of 2006 for proceeds in excess of FINOVA’s carrying values at September 30, 2006. Additionally, six regional jets reflected in the table above are under leveraged leases with Northwest Airlines. The outstanding senior debt on these leveraged leases is significantly in excess of the underlying aircraft values. As a result, these six assets have virtually no remaining value to FINOVA and previously had been fully written-off. The remaining 4 aircraft in the portfolio are currently not subject to any proposed transaction. FINOVA continues to offer these assets for sale.

In addition to the Thaxton loan, the Company’s non-aviation portfolio at September 30, 2006 was comprised of assets with a total carrying value of approximately $15.8 million, including the Company’s $10.9 million investment in two grantor trusts to secure severance and bonus obligations to its employees. These assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets. Substantially all of the other non-aviation assets are committed to individual asset sales.

D.	Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of year	$29,032	$101,270
Reversal of provision for credit losses	(15,217)	(45,469)
Write-offs	(6,980)	(15,238)
Recoveries	5,151	9,846

Balance, end of period	$11,986	$50,409

For the nine months ended September 30, 2006, the Company recorded a $15.2 million net reversal of provision for credit losses to reduce its overall reserve for credit losses. The reserve reduction was primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), recoveries of amounts previously written off and the Company’s detailed assessment of estimated inherent losses in the portfolio. The largest events impacting the reserve during 2006 included a $14.7 million reduction in the reserve for credit losses due to the sale of the Company’s non-aviation assets for proceeds in excess of their carrying amount (net of reserves) and the recording during the third quarter of 2006 of an $8.7 million specific reserve related to the Thaxton loan. The specific reserve was necessary to adjust the net book value of the Thaxton loan to its estimated settlement of approximately $81.2 million before interest and opt-outs. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton settlement.

A summary of the reserve for credit losses by impaired and other assets was as follows:

	September 30, 2006	December 31, 2005
Reserves on impaired assets	$11,986	$28,288
Other reserves		744

Reserve for credit losses	$11,986	$29,032

At September 30, 2006, the total carrying amount of impaired loans and leases was $135.0 million, of which $12.9 million were revenue accruing. The Company has established impairment reserves of $12.0 million related to $97.1 million of impaired assets. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. Impairment reserves at December 31, 2005 totaled $28.3 million related to $85.4 million of impaired assets.

During the first nine months of 2006, reserves on impaired assets decreased due primarily to write-offs and proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), partially offset by additional reserves recorded on certain existing impaired assets.

Accounts classified as nonaccruing were $122.1 million or 66.9% of total financial assets (before reserves) at September 30, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $47.9 million and write-offs and net valuation adjustments of $4.0 million, partially offset by an increase following the prepayment of $25.4 million of nonrecourse debt associated with two leveraged leases with Northwest Airlines on Boeing 757 aircraft and the transfer of cash collected ($24.4 million, excluding $72.8 million in cash previously deposited into a reserve account not reflected on FINOVA’s balance sheet) from the Thaxton Entities since Thaxton’s bankruptcy filing.

E.	Debt

A summary of the Company’s total debt outstanding was as follows:

	September 30, 2006	December 31, 2005
Senior Notes:
Principal	$1,513,654	$1,691,731
Fresh-start discount	(516,084)	(540,240)

Senior Notes, net	$997,570	$1,151,491

During the third quarter of 2006, the Company made no principal prepayments on the Senior Notes. In October 2006, FINOVA announced a $29.7 million principal prepayment that will be made during the fourth quarter of 2006. Following this prepayment, cumulative principal prepayments through November 15, 2006 will total $1.5 billion or 50% of the face amount ($2.97 billion) of the Senior Notes.

In accordance with the terms of the Indenture, the Company is required to use any excess cash as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option, which FINOVA has previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the potential wind-up of the Company’s affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed below in Note H. “Litigation and Claims”, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit its ability to make future voluntary prepayments.

The Company does not believe that it has sufficient assets to fully repay the Senior Notes, and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of liquidity.

At September 30, 2006, the Senior Notes are reflected on the Company’s balance sheet net of a remaining $516.1 million unamortized fresh-start discount. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made.

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

In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $78.1 million as of November 15, 2006. Retained amounts are being segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not to the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

As previously reported, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

F.	Costs Associated with Exit or Disposal Activities

	Termination Benefits	Contract Termination Costs
Balance, beginning of year	$4,261	$3,699
Payments	(2,449)	(371)
Net additions (reductions)	3,443	(250)

Balance, end of period	$5,255	$3,078

As of September 30, 2006, FINOVA had accrued a liability for termination benefits (including severance) of $5.3 million related to 43 individuals at various levels within the Company. During the nine months ended September 30, 2006, the Company paid termination benefits of $2.4 million and recorded a net charge of $3.4 million to partially accrue for employees notified of their pending termination.

As of September 30, 2006, the Company had a total liability for terminated leases and office space it has ceased using of $3.1 million. The decrease since December 31, 2005 was due to the payment of scheduled lease rentals (net of sublease income) and a $250 thousand reduction in estimated lease termination costs.

G.	Income Taxes

The Company had federal net operating loss carryforwards of $1.3 billion as of September 30, 2006 and $1.2 billion as of December 31, 2005. No income tax expense or benefit was recorded during the nine months ended September 30, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company does not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

It is the Company’s policy to accrue for loss contingencies, including litigation, only when the losses are probable and estimable. The determination of when losses become probable and estimable is inherently subjective and requires significant judgment, which may change, including in response to factors outside the Company’s control.

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

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

The Company’s prior periodic filings with the Securities and Exchange Commission have disclosed ongoing litigation against FINOVA Capital with respect to The Thaxton Group Inc. (“TGI”) and several related entities (collectively, the “Thaxton Entities”). The following discussion of the Thaxton litigation should be read in conjunction with those prior disclosures.

Pursuant to an order of the Thaxton Entities bankruptcy court dated September 11, 2006, the Company transferred all of the cash received from the Thaxton Entities since commencement of the Thaxton Entities chapter 11 proceedings in October 2003, together with interest earned thereon (an aggregate of approximately $97.2 million), to a trust account to be held by Thaxton under order of the bankruptcy court. No funds in this account will be disbursed other than in accordance with the terms of an order of the bankruptcy court.

On September 12, 2006, the Company reached a preliminary settlement (the “Settlement”) to resolve all outstanding claims in the ongoing litigation between the Company, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities (the “Noteholders”), and the Official Committee of Unsecured Creditors of the Thaxton Entities. This Settlement will settle all of the actions involving the Company and the Thaxton Entities, in particular the actions pending in the United States District Court for the District of South Carolina, Anderson Division (the “District Court”), including the previously described new Thaxton action commenced in the District Court in June 2006, as well as claims in the Thaxton Entities chapter 11 proceedings (collectively, the “Thaxton Litigation”).

Under the principal terms of the Settlement, which was approved by the Company’s Board of Directors on September 11, 2006, on the effective date of the Thaxton Entities plan of reorganization, the Company will receive all amounts it transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to the Company since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which will be retained by the Thaxton Entities. In addition, the Company will receive complete releases from all Thaxton parties for all matters related to the Thaxton Entities. The Settlement also requires that the summary judgment order of the District Court be vacated. The Settlement will be structured as a class action, and the Company will have the right to reject the Settlement if (i) more than $6 million principal amount of Thaxton subordinated notes opt out of the Settlement, and/or (ii) any of the current individual plaintiffs in the Gregory action opt out of the Settlement.

Consummation of the Settlement is subject to (i) final documentation, (ii) approval by the District Court, the Thaxton Entities bankruptcy court and the bankruptcy court in the Company’s chapter 11 proceeding, (iii) notice to the class of the Settlement and (iv) final court approval of the Settlement after hearings on the fairness of the Settlement. It is anticipated that consummation of the Settlement will not be implemented prior to early 2007.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. The Indenture prohibits distribution of those amounts due to FINOVA’s financial condition. Those amounts are held in a restricted account, and will total $78.1 million as of November 15, 2006. Because FINOVA will not be able to repay the Senior Notes in full, on April 1, 2005, it filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into a restricted account and (2) to allow FINOVA to use the funds in the restricted account to satisfy its obligations to creditors.

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

OVERVIEW

During 2006, the Company has continued to make significant progress in the orderly collection and liquidation of its portfolio. The Company reduced the size of the portfolio since year-end 2005 by nearly 49%, resulting in total financial assets before reserves of just under $183 million at September 30, 2006.

As of September 30, 2006, the Company has repaid 49% of the face amount of the Senior Notes and owes approximately $1.5 billion of principal to the Senior Note holders, while only $474 million of total assets remained, including cash reserves and restricted cash. The Company would have to liquidate its remaining financial assets by more than seven times their aggregate carrying value, which is significantly more than past experience would indicate can be achieved, to generate sufficient funds to fully repay the Senior Notes. The Company does not believe there is any chance of this occurring. Although FINOVA will not be able to repay the full amount due under the Senior Notes, the Company will continue to seek to maximize the value of its remaining assets for the benefit of the Note holders.

Looking Ahead / Company Direction. The Company has successfully liquidated over 97% of its portfolio, which was approximately $7.6 billion when it emerged from bankruptcy in August 2001. At September 30, 2006, the carrying value of FINOVA’s portfolio (before reserve for credit losses) had declined to less than $183 million of financial assets, and it is becoming increasingly more difficult to offset the incremental costs of collecting those assets in an orderly fashion.

During the first quarter of 2006, to maximize the value of its assets, the Company began altering it course of action by offering its remaining portfolios for bulk sale. The first step in this process focused on the non-aviation assets (other than the loan to The Thaxton Group), which were substantially liquidated during the second quarter of 2006. Following this liquidation, the remaining portfolio was primarily comprised of aviation assets and the loan to The Thaxton Group. On September 12, 2006, the Company reached a settlement to resolve all outstanding claims in the ongoing litigation between the Company, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities, and the Official Committee of Unsecured Creditors of the Thaxton Entities. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton settlement.

Throughout the third quarter of 2006, the Company continued to market its transportation portfolio by individual asset and for bulk sale. The portfolio has received a high level of interest and activity. The Company believes its individual sales efforts to date have generated substantially more cash than what would have been received in a bulk portfolio sale. However, the size of the transportation portfolio has been rapidly declining and many of the more attractive assets in this portfolio have already been sold or are under letters of intent to sell during 2006. Additionally, the Company was becoming increasingly concerned with world events that could adversely impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. As a result of this and the incremental costs of collection mentioned earlier, the Company began offering the remaining aviation assets not committed to individual sales for bulk sale in order to maximize the value of the remaining aviation assets. The Company solicited interest from over 50 prospective buyers that specialize in aviation assets and through a bid process has narrowed the pool to one buyer.

As of the date of this report, the Company had 38 aircraft with a total carrying value of approximately $76.4 million that had either been liquidated subsequent to September 30, 2006, are under individual letters of intent to sell or are committed to a proposed bulk asset sale. The proposed bulk asset sale includes 18 aircraft with a total carrying value of approximately $36.7 million. The proposed bulk asset sale is pursuant to a non-binding letter of intent, which is subject to inspection of the aircraft and records. Due to the fact that the 18 aircraft in this pool are operating throughout the world, additional time will be necessary to complete the inspections. FINOVA will hopefully know if an acceptable final purchase price can be obtained for these assets during the fourth quarter of 2006. No assurance can be given that all of the letters of intent will result in actual sales, but the Company anticipates that the majority of these committed assets will be sold during the fourth quarter of 2006 for proceeds in excess of FINOVA’s carrying values at September 30, 2006.

The Company anticipates that when all or substantially all of its assets have been liquidated, the affairs of FINOVA will need to be wound-up. The Company continues to analyze potential alternative methods of wind-up and would like to commit to a final plan of liquidation during 2006 or early 2007; however, this will be contingent on obtaining acceptable prices for its remaining assets. Additionally, in considering its alternative wind-up methods, the Company intends to take into consideration the restricted cash related to impermissible restricted payments to stockholders, matters related to Thaxton and other outstanding bankruptcy claims. A final plan of liquidation may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company anticipates that in connection with its wind-up, it will seek an order from the bankruptcy court with respect to FINOVA’s solvency. The Company cannot predict with certainty the timing or nature of that final wind-up at this point in time, but is working towards accomplishing that end in a prudent manner to maximize the return on the remaining assets.

The Company will continue to retain sufficient cash to fund its expenses, including the costs associated with the potential wind-up of the Company’s affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton. As a result, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit its ability to make future voluntary principal prepayments.

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

No Restructuring Plan Contemplated. On numerous occasions, FINOVA has been asked whether there is some plan to save the Company and its net operating loss carryforwards (“NOL”). As FINOVA has noted for some time, the Board remains willing to consider legitimate proposals presented by Note holders or others, but is not formulating a restructuring plan intended to enable FINOVA to emerge as a healthy company.

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

Reserve for Credit Losses. The reserve for credit losses represents FINOVA’s estimate of losses inherent in the portfolio and includes reserves on impaired assets and on assets that are not impaired. Impairment reserves are created if the carrying amount of an asset exceeds its estimated recovery, which is measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. These methodologies include the use of significant estimates and assumptions regarding future customer performance (which are inherently dependent upon assumptions about general economic conditions and those affecting the customer’s business), amount and timing of future cash flows and collateral value. Reserves on assets that are not impaired are based upon assumptions including general economic conditions, overall portfolio performance, including loss experience, delinquencies and other inherent portfolio characteristics. Actual results have in the past and could in the future, differ from these estimates, resulting in an increase or reversal of reserves. As of September 30, 2006 and December 31, 2005, the reserve for credit losses totaled $12.0 million and $29.0 million, respectively.

Owned Assets. Assets held for the production of income and operating leases are carried at amortized cost with impairment adjustments, if any, recorded as permanent markdowns through operations. An owned asset is considered impaired if anticipated undiscounted cash flows are less than the carrying amount of the asset. Once the asset has been deemed impaired, accounting rules allow for several acceptable methods for measuring the amount of the impairment. FINOVA’s typical method of measuring impairment is based on the comparison of the carrying amount of those assets to the present value of estimated future cash flows, using risk adjusted discount rates. These estimates include assumptions regarding lessee performance, the amount and timing of future cash flows, selection of risk-adjusted discount rates for net present value calculations and residual value assumptions for leases. If future portfolio assessments indicate additional impairment, additional markdowns may be necessary. Recoveries of previous markdowns are recorded through operations when collected. As of September 30, 2006 and December 31, 2005, owned assets totaled $36.2 million and $77.4 million, or 19.8% and 21.7% of total financial assets (before reserves), respectively.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or the expected ability to hold to maturity. These assets are revalued quarterly and are carried at the lower of cost or market less anticipated selling expenses, with adjustment to estimated market value, if any, recorded as a gain or loss on financial assets. Market value is often determined by the estimation of anticipated future cash flows discounted at risk adjusted market rates to determine net present value. Valuation of assets held for sale includes estimates regarding market conditions and ultimate sales prices. Actual sales prices could differ from estimates, impacting results from operations. As of September 30, 2006, assets held for sale totaled $27.9 million or 15.3% of total financial assets (before reserves), while as of December 31, 2005, there were no assets held for sale considered to be of value to the Company.

Nonaccruing Assets. Accounts are generally classified as nonaccruing and recognition of income is suspended when a customer becomes 90 days past due on the payment of principal or interest, or earlier, if in the opinion of management, full recovery of contractual income and principal becomes doubtful. The decision to classify accounts as nonaccruing on the basis of criteria other than delinquency, is based on certain assumptions and estimates including current and future general economic conditions, industry specific economic conditions, customer financial performance, the ability of customers to obtain full refinancing of balloons or residuals due to FINOVA at maturity and FINOVA’s ability or willingness to provide such refinancing. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance, assumptions or estimates could result in a material change in nonaccruing account classification and income recognition. As of September 30, 2006 and December 31, 2005, $122.1 million and $131.9 million, or 66.9% and 37.1% of total financial assets (before reserves), were classified as nonaccruing, respectively.

RESULTS OF OPERATIONS

As a result of the Company’s continued asset liquidation and shrinking operations, the consolidated financial statements are not necessarily comparable from period to period. Trends during any given period may not be indicative of future trends; however, the following discussion of results may provide useful information regarding the current status of the Company.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Interest margin	$(25,397)	$(21,668)	$(3,729)	$(73,247)	$(64,921)	$(8,326)
Provision for credit losses	(7,212)	129	(7,341)	15,217	45,469	(30,252)
Net gain (loss) on financial assets	49,868	(2,679)	52,547	106,926	17,902	89,024
Portfolio expenses	(5,448)	(4,984)	(464)	(15,120)	(15,516)	396
General and administrative expenses	(7,176)	(7,958)	782	(23,389)	(32,120)	8,731

Net income (loss)	$4,635	$(37,160)	$41,795	$10,387	$(49,186)	$59,573

Nine Months Ended September 30, 2006 and 2005

Net Income (Loss). In general, the increase in net income was primarily attributable to the nine months ended September 30, 2006 containing a higher level of asset realization in excess of recorded carrying amounts and a lower level of operating expenses. Asset realization in excess of recorded carrying amounts is primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

The Company continues to experience better than anticipated realization and performance of its asset portfolio. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, during 2006, the aircraft-financing market continued to display a high level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate cash in excess of recorded carrying amounts and surpassed the results for the first nine months of 2005. Additionally, results for 2006 were enhanced by the sale of substantially all of the Company’s non-aviation assets (other than The Thaxton Group loan) for proceeds of approximately $20 million in excess of their December 31, 2005 carrying values.

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

Interest Margin. The Company continues to post a negative interest margin, which was significantly impacted by a lower level of earning assets ($12.9 million and $158.1 million at September 30, 2006 and 2005, respectively) than the principal amount of outstanding debt ($1.5 billion and $1.7 billion at September 30, 2006 and 2005, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 13.9% and 13.4% for the nine months ended September 30, 2006 and 2005, respectively).

Partially offsetting the negative interest margin was the recognition of previously suspended and deferred income ($2.1 million and $15.0 million for the nine months ended September 30, 2006 and 2005, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2005 levels.

Reversal of Provision for Credit Losses. The Company recorded reversals of provision for credit losses to reduce its overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($5.2 million and $9.8 million for the nine months ended September 30, 2006 and 2005, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio. Additionally, the Company recorded a $14.7 million reversal of provision for credit losses in 2006 to reduce its reserves due to the sale of the Company’s non-aviation assets for proceeds in excess of their carrying amount (net of reserves), which was partially offset by the recording during the third quarter of 2006 of an $8.7 million specific reserve related to the Thaxton loan. The specific reserve was necessary to adjust the net book value of the Thaxton loan to its estimated settlement of approximately $81.2 million before interest and opt-outs. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton settlement.

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

The net gain during 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $86.6 million of net gains realized from sales of aircraft, engines, aircraft related notes and claims, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.5 million of net gains realized from the previously announced sale of the Company’s non-aviation assets (in addition to the reversal of reserves noted above), $9.9 million of net gains realized from the sale and valuation of private and public investments and a $3.6 million gain from the valuation markup of two Boeing 757 leveraged leases with Northwest Airlines, which are classified as assets held for sale. In conjunction with Northwest Airlines’ bankruptcy filing in late 2005, the Company previously fully wrote off the remaining book value of these leveraged leases because at the time, the senior outstanding debt exceeded the underlying aircraft values. During the third quarter of 2006, FINOVA entered into an agreement for FINOVA to pay off the remaining senior debt balance ($25.4 million) on these leveraged leases and sell the aircraft to a third party. The Company subsequently completed the sale of these aircraft in the fourth quarter of 2006, realizing the valuation gain noted above.

The net gain during 2005 was primarily attributable to $27.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.0 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of the Company’s last two real estate leveraged leases. Partially offsetting this gain activity were $18.4 million of net valuation markdowns to leveraged leases in the transportation portfolio.

The Company entered into a number of transactions to sell assets over the last couple of years and expects assets sales to continue. As of the date of this report, the Company had 38 aircraft with a total carrying value of approximately $76.4 million that had either been liquidated subsequent to September 30, 2006, are under individual letters of intent to sell or are committed to a proposed bulk asset sale. No assurance can be given that the letters of intent will result in actual sales, but the Company anticipates the majority of these committed assets will be sold during the fourth quarter of 2006 for proceeds in excess of FINOVA’s carrying value at September 30, 2006.

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

The transportation portfolio continues to incur a significant portion of the Company’s portfolio costs ($4.6 million and $9.2 million during the nine months ended September 30, 2006 and 2005, respectively). Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to invest in aircraft maintenance as long as there is commercial justification for such expenditures.

During the nine months ended September 30, 2006 and 2005, the Company incurred $3.7 million and $3.3 million, respectively, of legal costs associated with the matters related to Thaxton. The Company anticipates that the related Thaxton costs will continue at a comparable pace through the consummation of the settlement, which is not anticipated to be completed until early 2007. Refer to Note H. “Litigation and Claims” for a further discussion of this matter.

Additionally, the Company experienced increased costs associated with the liquidation of a repossessed property and had a higher level of costs associated with the final liquidation and sale of certain assets.

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to $6.5 million of cost savings resulting from staffing and office occupancy reductions (43 employees at September 30, 2006 compared to 66 at September 30, 2005) and lower severance accruals ($2.5 million). The dollar level of general and administrative expenses has continued to decrease as portfolio and staffing levels decreased; however, general and administrative expenses as a percentage of assets or revenues has increased over time as a result of certain fixed costs, the costs of being a public company and further costs associated with wind-up of the Company’s affairs.

Income Tax Expense. No income tax expense or benefit was recorded during the nine months ended September 30, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company had federal net operating loss carryforwards of $1.3 billion and $1.2 billion as of September 30, 2006 and December 31, 2005, respectively.

Three Months Ended September 30, 2006 and 2005

Net Income (Loss). In general, the increase in net income was primarily attributable to the three months ended September 30, 2006 containing a significantly higher level of asset realization in excess of recorded carrying amounts. Asset realization in excess of recorded carrying amounts is primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

The Company continues to experience better than anticipated realization and performance of its asset portfolio. Many of the Company’s more desirable and marketable assets have been liquidated and the remaining portfolio is becoming more concentrated in non-performing assets and used aircraft, both of which have been work intensive and difficult to liquidate at acceptable prices. However, during third quarter of 2006, the aircraft-financing market continued to display a high level of activity and in certain instances improved aircraft values. As a result, the Company’s transportation portfolio continued to generate cash in excess of recorded carrying amounts and surpassed the results for the comparable period in 2005.

Opportunities for recoveries in excess of recorded values continue to exist and are expected to occur; however, the Company remains concerned about the fragile nature of the airline industry.

Interest Margin. The Company continues to post a negative interest margin, which was significantly impacted by a lower level of earning assets ($12.9 million and $158.1 million at September 30, 2006 and 2005, respectively) than the principal amount of outstanding debt ($1.5 billion and $1.7 billion at September 30, 2006 and 2005, respectively) and the Company’s high aggregate cost of funds (aggregate effective rate of 14.4% and 13.6% for the three months ended September 30, 2006 and 2005, respectively).

Partially offsetting the negative interest margin was the recognition of previously suspended and deferred income ($0.6 million and $5.4 million for the three months ended September 30, 2006 and 2005, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. The Company believes that further instances where it will recognize suspended and deferred income may occur; however, any income recognition in future periods is not expected to reach 2005 levels.

Provision for Credit Losses. During the third quarter of 2006, the Company recorded a net provision for credit losses of $7.2 million. The provision was necessary to establish an $8.7 million specific reserve related to the Thaxton loan, which adjusts the net book value of the loan to its estimated settlement. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton settlement. For the three months ended September 30, 2005, the Company recorded a reversal of provision for credit losses to reduce its overall reserve for credit losses. The reserve reduction was primarily due to recoveries ($3.6 million for the three months ended September 30, 2005) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and the Company’s detailed assessment of estimated inherent losses in its portfolio, partially offset by a slight increase in specific reserves on certain assets.

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

The net gain during the third quarter of 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which included $42.8 million of net gains realized from sales of aircraft, engines, aircraft related notes and claims, and the forfeiture by aircraft operators of security deposits and maintenance reserves and $6.5 million of net gains realized primarily from the sale of one private investment.

The net loss during the third quarter of 2005 was primarily attributable to $10.4 million of net valuation markdowns to the transportation leveraged lease portfolio, partially offset by $6.1 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves and $1.2 million of net gains realized from the sale and valuation of private and public investments.

Portfolio Expense. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft.

The transportation portfolio continues to incur a significant portion of the Company’s portfolio costs ($1.5 million and $2.2 million during the three months ended September 30, 2006 and 2005, respectively). Portfolio costs within the transportation portfolio will fluctuate with the timing and number of maintenance reinvestment projects. The Company expects to continue to invest in aircraft maintenance as long as there is commercial justification for such expenditures.

During the three months ended September 30, 2006 and 2005, the Company incurred $2.4 million and $1.8 million, respectively, of legal costs associated with matters related to Thaxton. The Company anticipates that the related Thaxton costs will continue at a comparable pace through the consummation of the settlement, which is not anticipated to be completed until early 2007. Refer to Note H. “Litigation and Claims” for a further discussion of this matter.

Additionally, the Company experienced increased costs associated with the liquidation of a repossessed property and had a higher level of costs associated with the final liquidation and sale of certain assets.

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to $1.3 million of cost savings resulting from staffing and office occupancy reductions (43 employees at September 30, 2006 compared to 66 at September 30, 2005), partially offset by incremental costs associated with the evaluation of wind-up alternatives for the Company. The dollar level of general and administrative expenses has continued to decrease as portfolio and staffing levels decreased; however, general and administrative expenses as a percentage of assets or revenues has increased over time as a result of certain fixed costs, the costs of being a public company and further costs associated with wind-up of the Company’s affairs.

Income Tax Expense. No income tax expense or benefit was recorded during the three months ended September 30, 2006 and 2005. Any pre-tax book income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to the Company’s concern regarding its ability to utilize income tax benefits generated from losses in prior periods. The Company had federal net operating loss carryforwards of $1.3 billion and $1.2 billion as of September 30, 2006 and December 31, 2005, respectively.

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

In accordance with the terms of the Indenture, the Company is required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option, which FINOVA has previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the potential wind-up of the Company’s affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed in Note H. “Litigation and Claims”, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit its ability to make future voluntary prepayments.

During the third quarter of 2006, the Company made no principal prepayments on the Senior Notes. In October 2006, FINOVA announced a $29.7 million principal prepayment that will be made during the fourth quarter of 2006. Following this prepayment, cumulative principal prepayments through November 15, 2006 will total $1.5 billion or 50% of the face amount ($2.97 billion) of the Senior Notes.

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

In conjunction with the prepayments of Senior Notes noted above, the Company will have retained a total of $78.1 million as of November 15, 2006. Retained amounts are segregated and reflected as restricted cash on the balance sheet, pending their final disposition. The Company anticipates that the retained amounts will eventually be paid to the creditors, not to the stockholders. If the funds were to be paid to the stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of FINOVA’s common stock, would receive half of the retained amounts. Berkadia has advised the Company that it does not believe that stockholders are entitled to the retained amounts since FINOVA cannot fully satisfy its creditor obligations.

In April 2005, FINOVA filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) FINOVA no longer needs to direct funds into a restricted account, and (2) FINOVA may use the funds in the restricted account to satisfy its obligations to creditors. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

The Company has a negative net worth of $602.9 million as of September 30, 2006 ($1.1 billion if the Senior Notes are considered at their principal amount due). Based on the Company’s current financial condition (including having only $170.6 million of net financial assets), it is highly unlikely there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity or make any 5% distribution to common stockholders, absent a court order. As a result, there would not be a return to the Company’s stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of FINOVA’s significant contractual obligations and contingent commitments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any material changes during the nine months ended September 30, 2006, except for the Senior Note prepayments discussed throughout this document.

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

The following table presents the activity in total financial assets, net of the reserve for credit losses for the nine months ended September 30, 2006:

(Dollars in thousands)
Total financial assets at December 31, 2005	$326,649
Cash activity:
Fundings under existing customer commitments	5,194
Prepayment of nonrecourse debt on leveraged leases	25,446
Transfer of cash previously received from the Thaxton Entities	24,422
Collections and proceeds from financial assets	(225,382)

Net cash flows	(170,320)

Non-cash activity:
Reversal of provision for credit losses	15,217
Net gain on financial assets	3,305
Other non-cash activity	(4,225)

Net non-cash activity	14,297

Total financial assets at September 30, 2006	$170,626

Total financial assets, net of the reserve for credit losses, declined to $170.6 million at September 30, 2006, down from $326.6 million at December 31, 2005. During 2006, net cash flows from the portfolio totaled $170.3 million, while non-cash activity resulted in a $14.3 million increase in net financial assets. Components of net cash flows included $110.3 million of collections from financial assets (including recoveries) and $115.0 million from the sale of assets (excluding cash gains), offset by $5.2 million of fundings under existing customer commitments, a $25.4 million prepayment of nonrecourse debt associated with two leveraged leases, which were subsequently sold in the fourth quarter of 2006 and the transfer of $24.4 million of cash collected from the Thaxton Entities since Thaxton’s bankruptcy filing. Collections from financial assets include prepayments (customer payments in advance of scheduled due dates). Non-cash activity included a $15.2 million reversal of reserves and a $3.3 million net increase related to the valuation of assets, partially offset by other non-cash activity of $4.2 million.

The $156.0 million decline in the carrying value of the Company’s portfolio was primarily attributable to asset sales, prepayments, scheduled amortization and write-offs ($7.0 million). During 2006, the Company completed numerous asset sales with a total carrying amount of $115.0 million, while prepayment activity represented $64.3 million of carrying amount. The remaining portfolio as of September 30, 2006 is primarily comprised of aviation assets and the loan to The Thaxton Group. Refer to Note H. “Litigation and Claims” for a further discussion of the Thaxton litigation.

The majority of the aviation assets are older vintage aircraft, often of class and configuration with limited demand in the aircraft market. While a market for many of these aircraft may never fully return, the Company believes it has maximized the value of the transportation assets by waiting for opportune moments to sell individual assets. During 2006, the Company continued to market its transportation portfolio by individual asset and for bulk sale. The portfolio has received a high level of interest and activity. The Company believes its individual sales efforts to date have generated substantially more cash than what would have been received in a bulk portfolio sale. However, the size of the transportation portfolio has been rapidly declining and many of the more attractive assets in this portfolio have already been sold or are under letters of intent to sell during 2006. Additionally, the Company was becoming increasingly concerned with world events that could adversely impact the price of oil and the potential value FINOVA could receive for its remaining aircraft. As a result of this and the incremental costs of collection mentioned earlier, the Company began offering the remaining aviation assets not committed to individual sales for bulk sale in order to maximize the value of the remaining aviation assets. The Company solicited interest from over 50 prospective buyers that specialize in aviation assets and through a bid process has narrowed the pool to one buyer.

As of the date of this report, the Company had 38 aircraft with a total carrying value of approximately $76.4 million that had either been liquidated subsequent to September 30, 2006, are under individual letters of intent to sell or are committed to a proposed bulk asset sale. The proposed bulk asset sale includes 18 aircraft with a total carrying value of approximately $36.7 million. The proposed bulk asset sale is pursuant to a non-binding letter of intent, which is subject to inspection of the aircraft and records. Due to the fact that the 18 aircraft in this pool are operating throughout the world, additional time will be necessary to complete the inspections. FINOVA will hopefully know if an acceptable final purchase price can be obtained for these assets during the fourth quarter of 2006. No assurance can be given that all of the letters of intent will result in actual sales, but the Company anticipates that the majority of these committed assets will be sold during the fourth quarter of 2006 for proceeds in excess of FINOVA’s carrying values at September 30, 2006.

In addition to the Thaxton loan, the Company’s non-aviation portfolio at September 30, 2006 was comprised of assets with a total carrying value of approximately $15.8 million, including the Company’s $10.9 million investment in two grantor trusts to secure severance and bonus obligations to its employees. These assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets. Substantially all of the other non-aviation assets are committed to individual asset sales.

The Company anticipates that when all or substantially all of its assets have been liquidated, the affairs of FINOVA will need to be wound-up. The Company continues to analyze potential alternative methods of wind-up and would like to commit to a final plan of liquidation during 2006 or early 2007; however, this will be contingent on obtaining acceptable prices for its remaining assets. Additionally, in considering its alternative wind-up methods, the Company intends to take into consideration the restricted cash related to impermissible restricted payments to stockholders, matters related to Thaxton and other outstanding bankruptcy claims. A final plan of liquidation may or may not be in conjunction with bankruptcy or state law liquidation proceedings. The Company anticipates that in connection with its wind up, it will seek an order from the bankruptcy court with respect to FINOVA’s solvency. The Company cannot predict with certainty the timing or nature of that final wind-up at this point in time, but is working towards accomplishing that end in a prudent manner to maximize the return on the remaining assets.

The Company will continue to retain sufficient cash to fund its expenses, including the costs associated with the potential wind-up of the Company’s affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton. As a result, the Company anticipates maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit its ability to make future voluntary principal prepayments.

FINOVA’s reserve for credit losses decreased to $12.0 million at September 30, 2006 from $29.0 million at December 31, 2005. At September 30, 2006, the total carrying amount of impaired loans and leases was $135.0 million, of which $12.9 million were revenue accruing. The Company has established impairment reserves of $12.0 million related to $97.1 million of impaired assets. At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. Impairment reserves at December 31, 2005 totaled $28.3 million related to $85.4 million of impaired assets.

Reserves on impaired assets decreased due primarily to write-offs and proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), partially offset by additional reserves recorded on certain existing impaired assets.

Accounts classified as nonaccruing were $122.1 million or 66.9% of total financial assets (before reserves) at September 30, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $47.9 million and write-offs and net valuation adjustments of $4.0 million, partially offset by an increase following the prepayment of $25.4 million of nonrecourse debt associated with two leveraged leases with

Northwest Airlines on Boeing 757 aircraft and the transfer of cash collected ($24.4 million, excluding $72.8 million in cash previously deposited into a reserve account not reflected on FINOVA’s balance sheet) from the Thaxton Entities since Thaxton’s bankruptcy filing.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b)	There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE FINOVA GROUP INC.

(Registrant)

Date: October 30, 2006	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.