Form 10-K
period 2006-12-31
FINOVA GROUP INC
filed 2007-03-22
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 1-11011

THE FINOVA GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0695381
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

8320 North Hayden Road, Suite C112 Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: 480-624-4988

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☑

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

Yes  ☐    No  ☑

On March 19, 2007, the registrant had approximately 122,041,000 shares of Common Stock ($0.01 par value) outstanding.

Aggregate market value of Common Stock, held by nonaffiliates of the registrant as of June 30, 2006 (based on its closing price per share on that date of $0.11) was approximately $6.7 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☑    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE:

None.

NAME OF ITEM

PART I

Item 1.	Business.

General

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. Throughout this document, “we,” “us” and “our” also refer to The FINOVA Group Inc. and its subsidiaries. FINOVA is a Delaware corporation incorporated in 1991. Our principal executive offices have recently moved to 8320 North Hayden Road, Suite C112, Scottsdale, Arizona 85258, telephone (480) 624-4988.

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities have included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. We have sold substantial portions of asset portfolios and are considering future sales of our remaining assets if buyers can be found at acceptable prices; however, there can be no assurance that we will be successful in efforts to sell additional assets. We are currently offering to sell our remaining assets both by portfolio and individual asset. We are prohibited by the Indenture (the “Indenture”) governing our 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities or other business, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value. Any funds generated in excess of cash reserves permitted by our debt agreements have been used to reduce obligations to our creditors.

As of December 31, 2006, we remain obligated to repay $1.5 billion of principal on the Senior Notes. In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option. Although we have repaid approximately 50% of the Senior Notes as of the date of this report, we do not have sufficient assets to fully repay the Senior Notes.

On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 4, 2006, the Bankruptcy Court granted our Motion and approved (i) the previously announced settlement of various litigations associated with The Thaxton Group, Inc. (the “Thaxton Settlement”), (ii) the ongoing sale of our remaining assets, the orderly windup of our operations and our future dissolution, (iii) our sale of all or substantially all of our assets without stockholder approval and our future dissolution without stockholder approval at such time as our Board deems to be appropriate and (iv) channeling to the Bankruptcy Court any claims against us that the holders of our Senior Notes or the indenture trustee for the Senior Notes may have arising from or in any way related to our joint chapter 11 plan, the ongoing liquidation of FINOVA, the senior secured notes, or the windup of our operations.

As a result of the aforementioned approvals, we have taken steps to initiate our complete liquidation and as such, the information provided in this Annual Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of the remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to 24 months or the end of 2008.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). We will maintain adequate cash reserves to pay all operating expenses as they come due in accordance with the Indenture.

High Investment Risk

As previously stated, we will not be able to fully repay the Senior Notes or make any distributions to our stockholders, absent a court order in connection with the litigation disclosed in Item 3 “Legal Proceedings – Motion Regarding Distribution to Stockholders.” Consequently, investing in the Senior Notes and common stock involves a high level of risk. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation for a further discussion of the Senior Notes and restrictions on distributions to stockholders.

Because substantially all of our assets (except for a few assets that could not be pledged because those assets already secured other obligations) are pledged to secure obligations under the Intercompany Notes (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations) securing the Senior Notes, our ability to obtain additional or alternate financing is severely restricted. Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. and Leucadia, has no obligation to lend additional sums to or to further invest in the Company. Accordingly, we intend to rely on internally generated cash flows from the liquidation of assets as our only meaningful source of liquidity.

Portfolio Composition and Activity

The asset liquidation process has resulted in a significant reduction to the size of our niche portfolios. To facilitate the orderly collection of our remaining assets, we combined our former operating segments into one operating unit; however, our assets continue to be concentrated in certain specific market niches.

Since our portfolio is primarily concentrated in specialized industries, we are subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy, particularly those impacting the aviation industry. We also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including aviation) of those borrowers and their affiliates.

At December 31, 2006, the carrying value on a liquidation basis of our top 10 aggregate exposures to borrowers and their affiliates totaled approximately $148.9 million and represented 84.8% of our liquidating portfolio (excluding the severance and bonus trusts of $10.1 million), as compared to our top 10 exposures (on a going concern basis) at December 31, 2005 of $220.3 million, which represented 64.6% of total financial assets (before reserves and excluding the severance and bonus trusts of $14.4 million). The top 10 exposures at December 31, 2006 were primarily concentrated in aviation assets and the loan to The Thaxton Group, which alone makes up about 48% of the net realizable value expected from our liquidating portfolio. As of the date of this report, all of our top 10 exposures have either been liquidated, are under binding definitive agreements or letters of intent to sell or are subject to a negotiated settlement.

At December 31, our transportation portfolio consisted of the following aircraft:

2006

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	1		1	23
Boeing 727	1		1	28
Boeing 737	4	4		18
McDonnell Douglas DC 10	7		7	29
McDonnell Douglas MD-80 series	9	9		22
Regional jets, corporate aircraft and turbo props	10	10		20

Total	32	23	9	23

2005
Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	3		3	24
Boeing 727	9	4	5	26
Boeing 737	13	13		20
Boeing 747	1		1	17
Boeing 757	4	4		12
McDonnell Douglas DC 8 and DC 9	4	4		34
McDonnell Douglas DC 10	9	1	8	28
McDonnell Douglas MD-80 series	17	17		20
Regional jets, corporate aircraft and turbo props	29	29		13

Total	89	72	17	19

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements.

At December 31, 2006, 12 aircraft were operated by domestic carriers, while 19 aircraft were operated by foreign carriers. Additionally, one aircraft was off-lease and parked at a storage facility in the United States. At December 31, 2005, 33 aircraft were operated by domestic carriers, while 45 aircraft were operated by foreign carriers. Additionally, 11 aircraft were off-lease and parked at various storage facilities in the United States and Europe, including two aircraft, which were identified for potential dismantling or sale at scrap values.

As of the date of this report, we had 32 aircraft with a total carrying value on a liquidation basis of approximately $85.1 million that had either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. Due to the fact these aircraft are operating throughout the world, additional time will be necessary to close the sales. It is to our advantage to close these transactions when the aircraft are in tax friendly jurisdictions to minimize transfer taxes. No assurance can be given that all of these commitments will result in actual sales or the timing of such sales, but all of the aircraft are targeted to close by the end of the first quarter of 2007. There is a possibility for a small number of aircraft sales to slide into the second quarter of 2007.

In addition to the aircraft noted above, our transportation portfolio also includes 13 engines, miscellaneous parts and some unsecured aviation notes and claims with a total carrying value on a liquidation basis of approximately $5.0 million as of December 31, 2006. The majority of these assets have either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. We are in the process of marketing the remaining uncommitted assets for sale, all of which are targeted for closure by the end of the first quarter of 2007.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of portfolio activity.

Customer Requirements

Our financing contracts and leases generally require customers to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers are based on several factors, including the cost of borrowed funds, term of the contract, creditworthiness of the customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees are granted an option to purchase the equipment at the end of the lease term at its then fair market value and, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates, and technological developments.

Portfolio Management

Our portfolio management personnel generally perform detailed reviews and assessments of customer financial statements to analyze financial performance and trends, conduct periodic assessments, appraisals and/or verification of the underlying collateral, seek to identify issues concerning strengths, weaknesses and vulnerabilities of the customer, seek to resolve outstanding issues with the customer, and periodically review and address covenant compliance issues.

Evaluations of borrower performance are an important aspect of the portfolio management review process. In conjunction with this process, portfolio managers update anticipated portfolio cash flows. These evaluations and cash flows serve as a significant component in the determination of portfolio impairment.

Delinquencies and Workouts

We monitor the timing of payments on our accounts and have established policies and procedures for collection of delinquencies. These policies and procedures are generally employed, unless in the opinion of management, an alternate course is warranted. Generally, for term loans and leases, when an invoice is past due, the customer is contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If an invoice for principal or interest becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel may be retained to help protect our rights and to pursue remedies. If satisfactory results are not obtained as a result of communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and their potential obligation under the guarantee agreement.

Governmental Regulation

Our activities, including the financing of our operations, are subject to a variety of federal and state regulations, such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Internal Revenue Service, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates that are charged to customers in financing transactions. Some of our financing transactions and servicing activities are subject to additional government regulation. For example, aircraft financing is regulated by the Federal Aviation Administration and communications financing is regulated by the Federal Communication Commission. Our international activities are also subject to a variety of laws and regulations of the countries in which business is conducted. Our operations during the reorganization proceedings were also subject to oversight by the bankruptcy court, which has retained jurisdiction to resolve claims resulting from that restructuring.

Employees

At December 31, 2006, we had 32 employees compared to 60 and 101 at December 31, 2005 and 2004, respectively. As a result of the continued wind-up of our affairs and the sales activity discussed above, we anticipate a significant reduction in employees to occur in early 2007. By the end of April, we anticipate that we will have reduced our workforce to approximately five employees; however, the pace of employee reductions may change as necessitated by our operations, the timing of scheduled asset sales or other factors.

The scheduled employee reductions are intended to reflect the significant continuing liquidation of our portfolio, while retaining appropriate oversight of the smaller operation and maintaining adequate resources to deal with outstanding claims and the future dissolution of our entities.

Employees are covered by a severance program, which was approved by our Board of Directors and continues with no fixed expiration date. We have also developed an annual performance-based incentive program for employees. In an effort to maintain the stability of our workforce through the remainder of the liquidation, our Board of Directors previously approved the establishment of two grantor trusts to secure obligations under the severance and bonus programs. These trusts, which did not increase the obligations to employees, were initially funded during 2003 and totaled $10.1 million at December 31, 2006.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Those reports and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, information statements and other information regarding issuers that file electronically.

You can access financial and other information on our website. The address is www.finova.com. We also make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act within two business days after filing that material with the SEC.

We have a Code of Conduct applicable to all of our employees, including our Chairman, President, Chief Executive Officer and Chief Financial Officer. A copy of the Code of Conduct is available on our website. We intend to post any amendments to, or waivers from, the Code of Conduct applicable to the senior officers listed above.

Item 1A.	Risk Factors

An investment in our Senior Notes and common stock involves a high degree of risk. The risks can generally be divided into three categories: risks relating to our Plan of Liquidation; risks relating to our assets and liabilities; and risks relating to our organization and structure. The risks, uncertainties and other factors that could cause our net assets in liquidation and cash flows to differ materially from those suggested by this filing or which may materially and adversely affect our performance and the timing and amount repaid to the Senior Note holders include, but are not limited to, those discussed below or identified elsewhere in this Report or from time to time in our public filings.

Risks related to our Plan of Liquidation

We cannot assure the Senior Note holders of the timing or amount of their liquidating distributions. If note holders believe that we will be unable to complete our Plan of Liquidation in a timely manner or if liquidating distributions do not meet current estimates, the market price of our notes may decline.

As a result of the adoption of the Plan of Liquidation, our basis of accounting has changed from the going-concern basis to that of the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amount. These estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances of the net realizable value of our assets and the costs associated with carrying out the Plan of Liquidation based on certain assumptions. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from the amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which the Senior Notes have traded or are expected to trade in the future.

A number of other factors including (i) unknown liabilities or claims, (ii) greater or less than expected expenses, and (iii) greater or less than anticipated net proceeds of asset sales could result in the distributions to the Senior Note holders being more or less than anticipated or delayed.

As a result of the adoption of a Plan of Liquidation, potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets. We cannot predict how these factors and changes in aviation markets and the national economy or other factors may affect the prices that we can obtain from sales of our remaining assets or the timing of such sales.

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

Our Board may abandon the Plan of Liquidation without further action by our stockholders or the Bankruptcy Court. Furthermore, our Board may modify the Plan of Liquidation as necessary, but any material amendment may require further approval of the Bankruptcy Court or stockholders. Thus, we may decide to conduct the liquidation differently than as described, to the extent we are permitted to do so by Delaware law.

At any time, we may transfer to a liquidating trust any assets not sold or distributed, subject to outstanding liabilities. If a liquidating trust were established, we would distribute to the then holders of Senior Notes interests in the liquidating trust in proportion to the number of notes owned by such note holders. Such a distribution could have tax ramifications to note holders.

Historically, extraordinary corporate actions, such as a plan of liquidation, often lead to securities lawsuits being filed against a company. We are currently not aware of any pending securities lawsuits relating to our Plan of Liquidation; however, in the event such litigation should occur, it is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and will divert management’s attention from implementing the Plan of Liquidation and otherwise operating our business. If we do not prevail in any such lawsuit, we may be liable for damages, the validity of our approval of the Plan of Liquidation may be challenged, or we may be unable to complete some transactions that we contemplated as part of the Plan of Liquidation. We cannot predict the outcome or the amount of expenses and damages, but the amounts could have a material adverse effect on our business, net assets in liquidation, cash flows and the timing and amount of liquidating distributions to Senior Note holders.

Risks related to our Assets and Liabilities

Our ability to sell the remaining assets is impacted by limitations of buyers. Risks associated with the sale of our assets, which if they materialize, could have a material adverse effect on our business, net assets in liquidation and cash flows include:

•	Lack of demand by prospective buyers;

•	Inability to find qualified buyers;

•	Inability of buyers to obtain satisfactory financing;

•	Lower than anticipated sale prices; and

•	The inability to close on sales of assets under contract.

Our net assets in liquidation and cash flows are greatly affected by economic conditions and the performance of our borrowers. Economic conditions in general or in particular market segments could impair the ability of our borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations to us. If this were to occur, the rate of borrower defaults or bankruptcies may increase. A worsening of economic conditions could adversely affect our ability to realize estimated cash flows.

Continued instability and uncertainty in the airline industry could adversely affect the value of our aircraft portfolio, lease rates and demand. Conditions affecting our aircraft portfolio, include changes in Federal Aviation Administration directives and demand for used aircraft and spare parts. Our aircraft are often of older vintage and contain configurations of engines, avionics, fuel tanks and other components that may not be as high in demand as other available aircraft in that class. Future demand for those aircraft may decrease as newer or more desirable aircraft and components become available. High fuel prices may adversely affect the demand for less fuel-efficient aircraft, including many of those in our portfolio.

We rely on information from third parties, which may not be accurate. Third party information is supplied by our borrowers or prepared by appraisers. Inaccuracies in that information could lead to inaccuracies in our estimates, including asset valuations and cash flow projections.

We are increasingly subject to concentrations of credit risk. As our portfolio declines, increasing concentrations of financial assets in certain industries such as aviation could make our overall portfolio more sensitive to changes in performance in that industry. Additionally, we previously completed multiple financial transactions with individual borrowers and their affiliates. As a result, we are subject to greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including aviation) of such borrowers and their affiliates.

Current and future legal and administrative claims and proceedings against us may result in increased costs and diversion of management’s attention. We are party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from our attempts to enforce our lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against us. Legal matters decided against us could have a material adverse impact on our net assets in liquidation or cash flows. See Item 3. “Legal Proceedings,” for a discussion of specific claims outstanding against us.

We have current and future obligations to creditors. Claims, liabilities and expenses from operations (such as operating costs, salaries, bonuses, management fees, directors’ and officers’ insurance, payroll and local taxes, legal professional services, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred through the liquidation process. As part of this process, we will attempt to satisfy any obligations with creditors remaining after the sale of our assets. These expenses will reduce the amount of assets available for ultimate distribution to Senior Note holders. To the extent our liabilities exceed the estimates that we have made, the amount of liquidating distributions to Senior Note holders will be reduced.

Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact our ability to meet obligations as they come due. The terms of the Indenture governing the Senior Notes prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology. As we continue to liquidate assets, our incoming cash flows will diminish and the estimation of cash reserves will become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process.

Cash investments are subject to credit exposure and interest rate fluctuations, which could result in the increase or decrease in the value of the investments. A substantial portion of our cash reserves are invested in short-term instruments, including money markets, federal agencies, government sponsored enterprises, commercial paper and other investments. Although our investment policy is designed to provide for short-term liquidity and low levels of risk, such investments are subject to credit exposure and interest rate fluctuations. Consequently, the value of investments could increase or decrease accordingly. Any decrease would reduce the amount available for distribution to Senior Note holders.

Risks related to our Organization and Structure

We may not be able to retain key employees. We must retain a sufficient number of employees with relevant knowledge and skills to continue to monitor, collect and sell our portfolio. Additionally, we must retain key employees that are experienced with our internal systems and have the skills to research information that is vital in our ability to refute known and unknown claims that may surface as we complete the liquidation and dissolution process. Our failure to do so could result in additional losses or more cash being directed towards the settlement of claims. Retention incentives intended to retain those key employees may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as our staff is reduced, and the loss of key personnel could have a significant impact on our ability to maximize value from our portfolio and minimize the settlement of claims.

It is unlikely we will be able to utilize our tax attributes. We have not recorded a benefit in our financial statements for existing tax attributes and estimated future tax deductions since we do not expect to generate the future taxable income needed to use those tax benefits. We do not anticipate being able to use those tax attributes, including most of our net operating loss carryforwards.

We intend to continue to conduct our operations in a manner that will exempt us from the registration requirements of the Investment Company Act of 1940 (the “1940 Act”). We believe that we are not within or will not be within the definition of “investment company” as that term is defined under the 1940 Act, or alternatively, we may rely on one or more of the 1940 Act’s exemptions. If we were deemed to be an investment company because of our investment securities holdings, we must register as an investment company under the 1940 Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company. Compliance with the 1940 Act could also increase our operating costs. Such changes could have a material adverse effect on our business and the timing and amount of liquidating distributions to Senior Note holders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices have recently moved to 8320 North Hayden Road, Suite C112, Scottsdale, Arizona 85258, telephone (480) 624-4988.

As a result of the continued liquidation and sale of assets, we have consolidated operations and reduced staff, resulting in the need for less office space. By early 2007, we have closed all corporate offices and moved the remaining residual staff to the new location, noted above. This new executive office is on a short-term lease and has no termination costs associated with our ultimate departure. The office closures were completed in conjunction with the expiration of their lease terms and as a result, we incurred no termination costs. We continue to maintain a liability for lease termination damages associated with two UK offices that were previously abandoned. Settlement negotiations with these landlords are on going and expected to be resolved during early 2007. See Annex A, Notes to Consolidated Financial Statements, Note L. “Operating Leases” for more information about the termination costs.

Item 3. Legal Proceedings.

We are party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from our attempts to enforce our lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against us. Other than the matters described below, we believe that any resulting liability from our legal proceedings should not materially affect our net assets in liquidation or cash flows. The following matters could have a material adverse impact on our net assets in liquidation or cash flows.

It is our policy to accrue for loss contingencies, including litigation, only when the losses are probable and estimable. The determination of when losses become probable and estimable is inherently subjective and requires significant judgment, which may change, including in response to factors outside our control.

If any legal proceedings result in a significant adverse judgment against us, it is unlikely that we would be able to satisfy that liability due to our financial condition. As previously noted, due to our financial condition, we do not expect that we can satisfy all of our secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Our prior periodic filings with the Securities and Exchange Commission have disclosed ongoing litigation against FINOVA Capital with respect to The Thaxton Group Inc. (“TGI”) and several related entities (collectively, the “Thaxton Entities”).

Pursuant to an order of the Thaxton Entities bankruptcy court dated September 11, 2006, we transferred all of the cash received from the Thaxton Entities since commencement of the Thaxton Entities chapter 11 proceedings in October 2003, together with interest earned thereon (an aggregate of approximately $97.2 million), to a trust account to be held by Thaxton under order of the bankruptcy court. No funds in this account will be disbursed other than in accordance with the terms of an order of the bankruptcy court.

On September 12, 2006, we reached a preliminary settlement (the “Settlement”) to resolve all outstanding claims in the ongoing litigation between us, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities (the “Noteholders”), and the Official Committee of Unsecured Creditors of the Thaxton Entities. This Settlement will settle all of the actions involving us and the Thaxton Entities, in particular the actions pending in the United States District Court for the District of South Carolina, Anderson Division (the “District Court”), including the previously described new Thaxton action commenced in the District Court in June 2006, as well as claims in the Thaxton Entities chapter 11 proceedings (collectively, the “Thaxton Litigation”).

Under the principal terms of the Settlement, which was approved by our Board of Directors on September 11, 2006 and the bankruptcy court for the FINOVA Capital and Thaxton Entities bankruptcies in December 2006, on the effective date of the Thaxton Entities plan of reorganization, we will receive all amounts we transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to us since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which will be retained by the Thaxton Entities. In addition, we will receive complete releases from all Thaxton parties for all matters related to the Thaxton Entities. The Settlement also required that the summary judgment order of the District Court be vacated, which occurred on February 15, 2007. Consummation of the Settlement remains subject to approval of a Plan of Reorganization by the Thaxton Entities bankruptcy court. We anticipate that consummation of the Settlement will be implemented in the second quarter of 2007.

Thaxton Life Partners Litigation

On February 14, 2007, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital, unrelated to the Thaxton Entities noted above. The suit (the “TLP Action”) purports to be a class action filed on behalf of approximately 150 TLP noteholders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

The TLP Action is currently pending in the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. The Company and FINOVA Capital have filed a motion with the South Carolina District Court seeking an order compelling such arbitration. No hearing has yet been scheduled on that motion.

We also believe that all claims against both us and FINOVA Capital are without merit. The Company and FINOVA Capital intend to vigorously defend against the TLP noteholders’ claims asserted against them. If, however, the TLP Action results in a significant adverse final determination against us or FINOVA Capital, which is not anticipated, it is unlikely that the Company or FINOVA Capital would be able to satisfy that liability due to our financial condition. As previously disclosed, due to our financial condition, we do not expect that we can satisfy all of our secured debt obligations at maturity. Attempts to collect on any such judgment could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note G. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders would receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts are held in a restricted account, and totaled $78.1 million as of December 31, 2006. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use the funds in the restricted account to satisfy our obligations to creditors.

On February 1, 2006, the Bankruptcy Court issued its order approving our April 1, 2005 motion to the extent that we will be forever insolvent. The Bankruptcy Court did not find that we are presently or will be forever insolvent. As a result, we will continue to direct funds into a restricted account until such time that we are deemed to be forever insolvent and the funds will then be distributed to our creditors.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades over-the-counter (“OTC”) under the symbol “FNVG.” At December 31, 2006 and 2005, we had approximately 122,041,000 shares of common stock outstanding, 50% of which are held by an affiliate of Berkadia. The following table summarizes the high and low bid prices as reported on the OTC by Commodity Systems Inc. The OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Sales Price Range of Common Stock
	2006		2005
Quarters:	High	Low	High	Low
First	$0.08	$0.06	$0.18	$0.09
Second	0.12	0.06	0.10	0.04
Third	0.12	0.08	0.14	0.06
Fourth	0.10	0.06	0.08	0.05

We did not pay or declare any dividends during 2005 and 2006. Stockholders should not expect any payments or distributions. Refer to Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of stockholder payments and our motion regarding distributions to stockholders.

We have not included a performance graph, which would compare our cumulative stockholder return to that of our peer group. We believe our peer group, which would include other liquidating entities, would have similar results and a graph would not provide a meaningful comparison.

Our Certificate of Incorporation prohibits persons (except Berkadia and its affiliates) from acquiring 5% or more of Corporation Securities (as defined) unless the purchase is approved by our Board of Directors. Those restrictions did not apply to the acquisition of shares in connection with the reorganization proceedings. The restrictions will remain in effect until the earlier of (a) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (b) the beginning of the taxable year to which certain tax benefits may no longer be carried forward.

As of March 19, 2007, there were approximately 14,208 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.08.

Item 6.	Selected Financial Data.

The following table summarizes selected financial data obtained or derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Annex A, as well as the rest of this report.

	Consolidated Statement of Changes in Net Assets (Liquidation Basis)	Statement of Consolidated Operations (Going Concern Basis)
	For the Period Dec. 5, 2006 to	For the Period Jan. 1, 2006 to	Years Ended December 31,
	Dec. 31, 2006	Dec. 4, 2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Net assets in liquidation - December 4, 2006	$—
Change in estimated net realizable value	2,149
Interest earned on investments & other activity	1,107
Interest accruing on the Senior Notes	(9,275)
Reduction in estimated settlement of Senior Notes	6,019

Net assets in liquidation - December 31, 2006	$—

Interest margin		$(138,497)	$(90,046)	$(51,964)	$25,794	$(69,950)
Reversal of provision for credit losses		15,426	51,811	148,527	238,786	339,986
Net gain (loss) on financial assets		113,904	37,864	108,681	63,054	(81,479)
Portfolio expenses		(17,375)	(23,994)	(28,236)	(29,341)	(46,859)
General and administrative expenses		(28,056)	(45,417)	(44,995)	(70,673)	(108,407)
Loss from settlement of pension plan			(24,665)
Gain from extinguishment of debt, net of fresh-start discount					28,493	88,237
Net (loss) income		(8,756)	(94,447)	132,013	256,113	121,472
Diluted (loss) earnings per share		$(0.07)	$(0.77)	$1.08	$2.10	$1.00
Diluted adjusted weighted average shares outstanding		122,041,000	122,041,000	122,041,000	122,041,000	122,041,000
Dividends per common share	$—	$—	$—	$—	$—	$—

		Consolidated Net Assets in Liquidation (Liquidation Basis)	Summary of Consolidated Balance Sheet Data (Going Conern Basis)
		Years Ended December 31,
		2006	2005	2004	2003	2002
Total financial assets		$—	$355,681	$705,935	$1,805,984	$3,696,419
Liquidating portfolio		185,544
Reserve for credit losses			(29,032)	(101,270)	(274,828)	(540,268)
Total assets		443,836	611,151	1,134,125	2,344,176	3,759,008
Net assets in liquidation		—
Berkadia Loan					525,000	2,175,000
Senior Notes (1)		390,628	1,151,491	1,586,957	2,338,791	2,381,643
Stockholders’ equity			(611,731)	(534,677)	(652,747)	(970,749)

(1)	Senior Notes are shown at their estimated net settlement amount at December 31, 2006 and are net of a fresh-start discount of $540,240, $579,646, $629,158 and $686,306 at December 31, 2005, 2004, 2003 and 2002, respectively. We remain obligated for the full outstanding principal amount, which was $1,483,975, $1,691,731, $2,166,603, $2,967,949 and $3,067,949 at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1–15 of Annex A.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

See page 15 of Annex A.

Item 8.	Financial Statements and Supplemental Data.

1.	Financial Statements – See Item 15 hereof and Annex A.

2.	Supplementary Data – See Condensed Quarterly Results included in Annex A, Supplemental Selected Financial Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, we are scheduled to include in our Annual Report on Form 10-K for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accountants will not be required to attest to and report on management’s assessment until the end of 2008.

The process of complying with these requirements includes a comprehensive evaluation and documentation of our internal controls over financial reporting. In this regard, management is prepared to dedicate internal resources and adopt a detailed plan to (i) document our internal controls over financial reporting, (ii) assess the adequacy of our internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that we will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of 2007.

We believe that any system of internal accounting controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that all of our objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

We continue to reduce our workforce, consolidate operations and outsource certain functions. Accordingly, responsibility for administration, management and review of many of our assets has transitioned among our remaining personnel. In conjunction with further reductions in personnel and the relocation of our corporate office, we have transitioned most of our accounting and business support applications to manual processes supported by a system of manual internal controls and spreadsheets. Management has supervised these transitions and has implemented procedures we believe provide effective disclosure and internal controls over financial reporting. We are assessing the efficacy of these procedures and will continue to do so in subsequent periods.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information with respect to those individuals who serve as directors or executive officers of FINOVA. Messrs. Cumming, Steinberg and Mara serve pursuant to the Management Services Agreement with Leucadia that expires in 2011. Messrs. Ross, Donnelly and Wifler are “at will” employees and may be terminated at any time.

Name	Age	Position and Background

Thomas F. Boland	63	Director of FINOVA since 2001.

Ian M. Cumming	66	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

G. Robert Durham	78	Director of FINOVA since 1992.

Thomas E. Mara	61	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	53	Director of FINOVA since 2001.

Kenneth R. Smith	64	Director of FINOVA since 1992.

Joseph S. Steinberg	63	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Richard A. Ross	39	Senior Vice President, Chief Financial Officer and Treasurer of FINOVA since 2004. Previously, Vice President – Chief Accounting Officer or similar positions of FINOVA and FINOVA Capital for more than five years.

Philip A. Donnelly	44	Senior Vice President – General Counsel and Secretary of FINOVA since 2005. Previously, Vice President – Deputy General Counsel and Assistant Secretary or similar positions of FINOVA and FINOVA Capital for more than five years.

James M. Wifler	47	Senior Vice President – Transportation Group Manager of FINOVA since 2005. Previously, Vice President – Remarketing and Portfolio Management or similar positions of FINOVA and FINOVA Capital for more than five years.

The recent business experience of our directors is summarized as follows:

THOMAS F. BOLAND. Mr. Boland has been a Managing Director of Seneca Financial Group, Inc. (an investment bank specializing in financial restructuring advisory services) from 2001 until 2005. Prior to that, Mr. Boland served as a Managing Director for Citigroup Corporate and Investment Bank, Inc. in charge of Japan, Europe and North America Credit and Operating Risk Management from 1999 to 2001. He served as a Senior Risk Manager for Citibank’s Global Relationship Bank and he was Chairman of the Board of Shuttle, Inc. from 1992 to 1997. Mr. Boland has been designated to serve on the Board by the creditors’ committee in our reorganization proceedings. Mr. Boland was appointed to our Board of Directors as the designee of the creditors’ committee in those proceedings, which was given the right under the plan of reorganization to appoint one director. Our Bylaws provide that our Board will renominate him each year as a director so long as at least $500 million of our 7.5% senior secured notes remain outstanding, unless a majority of the note holders request nomination of a different director, pursuant to procedures set forth in the Bylaws.

IAN M. CUMMING. Mr. Cumming has served as Chairman of the Board of FINOVA since August 2001. Since 1978, Mr. Cumming has also served as a director and Chairman of the Board of Leucadia National Corporation, a diversified company engaged in a variety of businesses (“Leucadia”), which has an indirect 25% interest in FINOVA. Mr. Cumming has served as a director of Skywest, Inc. (a Utah-based regional air carrier) since June 1986 and HomeFed Corporation (“HomeFed”) (a publicly held real estate development Company)

since May 1999. Mr. Cumming has served as a member of the Board of Managers of Premier Entertainment Biloxi, LLC (the owner of Hard Rock Hotel and Casino in Biloxi Mississippi) from April 2005 to present.

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

THOMAS E. MARA. Mr. Mara has served as Chief Executive Officer of FINOVA since September 2002. Previously, he served as Executive Vice President of FINOVA from 2001 to September 2002. Mr. Mara also serves as Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993. He has served as a director of Inmet Mining Corporation (a Toronto stock exchange listed Canadian mining company) from August 2005 to present.

R. GREGORY MORGAN. Mr. Morgan is Vice President and General Counsel of Massachusetts Institute of Technology. Previously he was a partner in the law firm of Munger, Tolles & Olson LLP, where he practiced law from 1981 through 2004. In 2005 and 2006, he was a member of The Price Group LLC, a private investment partnership.

KENNETH R. SMITH. Mr. Smith has been an Eller Distinguished Service Professor of Economics since 1980, Dean of the Eller College of Management from 1980 to 1995, and Vice Provost from 1992 to 1995 of The University of Arizona. He has served as Chairman since 1996 and director since 1990 of Apache Nitrogen Products, Inc.

JOSEPH S. STEINBERG. Mr. Steinberg has served as President of FINOVA since August 2001. He has served as director of Leucadia since 1978 and President of Leucadia since 1979. Mr. Steinberg also has served as a director of HomeFed since August 1998 (Chairman of the Board since December 1999), as a director of Jordan Industries, Inc. (a public company that owns and manages manufacturing companies) since June 1998 and as a member of the Board of Managers of Premier Entertainment Biloxi, LLC since April 2006.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee consists of Messrs. Morgan (Chairman), Boland and Smith. The Board of Directors has determined that each of Messrs. Boland and Smith qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). Applying applicable listing standards of the New York Stock Exchange and the rules and regulations of the SEC, the Board of Directors has determined that Messrs. Morgan and Boland are independent for purposes of the Audit Committee. Although Mr. Smith may have not satisfied such New York Stock Exchange independence criteria due to his prior relationships noted below under Item 13. “Certain Relationships and Related Transactions and Director Independence,” the Board of Directors nevertheless deems it appropriate for him to serve on the Audit Committee due to his familiarity with our operations and financial circumstances and believes that Mr. Smith is independent for purposes of serving on the Audit Committee in accordance with the rules and regulations of the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2006, all persons subject to the reporting requirements of Sections 16(a) filed the required reports on a timely basis.

CODE OF CONDUCT

We have a Code of Conduct, which is applicable to all directors, officers and employees of the Company. The Code of Conduct is available on our website, www.finova.com. We intend to post amendments to or waivers from our Code of Conduct on our website.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

We are currently in the process of implementing a Plan of Liquidation and many of our programs and historical procedures are being simplified as our structure and organization continues to shrink. At December 31, 2006, we had 32 employees. As a result of the continued wind-up of our affairs and the sale of our remaining assets, we anticipate a significant further reduction in employees to occur in early 2007. By the end of April 2007, we anticipate that we will have reduced our workforce to approximately five employees. The scheduled employee reductions are intended to reflect the significant continuing liquidation of our portfolio, while retaining appropriate oversight of the smaller operation and maintaining adequate resources to deal with outstanding claims and the future dissolution of our entities. These facts and circumstances were taken into consideration during the development of the following discussion and analysis of our compensation programs.

OVERVIEW OF COMPENSATION PROGRAM

Historically, when there was a large population of employees working in various business units, our Board of Directors (the “Board”) actively participated in determining compensation for employees. The Company has downsized dramatically in the past several years and has been in constant internal reorganization. There are only a handful of employees left to wrap up our affairs and as a result, the Board has delegated to the Chief Executive Officer (the “CEO”), the authority to set compensation for the remaining executive and non-executive officers of the Company, while retaining the authority for approval of compensation programs offered to employees through the Human Resources Committee of our Board.

COMPENSATION PHILOSOPHY AND OBJECTIVES

Our Executive Compensation Program is designed to retain our existing executive officers as well as motivate them to remain focused on maximizing the value of the remaining portfolio and assets while containing expenses for the benefit of our creditors and shareholders. After careful consideration of our circumstances, as described above, and voluntary turnover levels in prior years, retention of key employees has become critical to the liquidation of our remaining portfolio. Many of our employees are highly mobile and could easily obtain employment at other companies with long-term prospects. Our ability to continue to maximize value from our portfolio liquidation and distributions to our creditors would be negatively impacted should we lose key personnel that have specific knowledge of our assets, litigation matters and claims and knowledge of historical company information.

2006 EXECUTIVE COMPENSATION COMPONENTS

The CEO has been given the discretion to modify or adjust awards for all executives for the fiscal year ending December 31, 2006. The principal components of compensation for the named executive officers were:

Base salary

Discretionary incentive awards

Retirement; and

Other personal benefits

BASE SALARY

We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary for the named executive officers is determined for each individual officer based on his position and responsibilities, as well as our desire to retain our executive officers in light of the Company’s circumstances and the ability of these employees to obtain competitive salaries at alternate employers.

In determining base salary, we use outside market data of companies within similar industries (primarily finance) as a benchmark. The outside market data utilized does not reflect the liquidating nature of the Company but is used as a reference point only of similar businesses within the industry. Market data for other liquidating entities was not available. We have ceased to purchase outside salary data due to cost constraints and have instead utilized the resources of World at Work, a not-for-profit organization which provides human resources professionals with information regarding items such as compensation and benefits, to benchmark the finance industry. The data taken into consideration when assessing base salaries included industry classification, geographic area and size of organization. Within these parameters, trends on compensation as well as the position and function of individuals were taken into consideration. Historically, base salaries were designed so that salary opportunities for a given position were between 75% and 125% of the midpoint of the base salary range for comparable companies. Generally speaking, we have continued to maintain base salaries in-line with these target levels.

DISCRETIONARY INCENTIVE AWARDS

As part of our compensation program, employees participate in a bonus program in which they are eligible for a year-end discretionary performance bonus that ranges from 0% to 200% of the employee’s base salary. The bonus ranges are set as a percentage of the person’s annual salary and bonus percentage ranges will generally increase with the employee’s pay grade and level of responsibility and criticality. Bonuses for 2006 were paid based on our subjective determination of the participant’s contribution to the continued wind-down of FINOVA, the achievement of the business unit’s objectives, and the employee’s personal performance, in the complete discretion of the Company. Historically, a participant’s performance was measured against objectives established for that participant at the beginning of the year. However, individual objectives are no longer considered to be relevant, as all employees are working towards our overall objective of maximizing value from our liquidation.

RETIREMENT

All compensated employees, including the named executive officers below, are eligible to participate in The FINOVA Group Inc. Savings Plan (the “Savings Plan”), which is a tax qualified 401(k) program. Employees may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation as prescribed by the Internal Revenue Service to the savings plan on a before tax basis. Our matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. All contributions to the Savings Plan as well as any matching contributions are fully vested upon contribution.

The Savings Plan was amended as of January 1, 2005 to include an Age and Service contribution to the Savings Plan. Beginning January 1, 2005, substantially all employees receive an Age and Service contribution to the Savings Plan based on each employee’s eligible earnings, age, and years of service. Like other contributions to the Savings Plan, the Age and Service contributions are limited to prescribed limits set forth by the Internal Revenue Service. The Savings Plan will be terminated effective March 31, 2007.

PERQUISITES AND OTHER PERSONAL BENEFITS

We provide named executive officers with certain financial benefits that we believe are reasonable and consistent with our overall compensation program to enable us to retain superior employees for key positions.

The named executive officers, except for the Leucadia designees, are provided with financial and tax counseling, tax gross ups on the financial counseling, medical expense reimbursements, executive physicals, and auto allowances (which were eliminated during early 2006.) The costs of the financial benefits described above for the named executive officers for the fiscal year ended December 31, 2006 are included in the column labeled “All Other Compensation” of the “Summary Compensation Table” shown below. The amounts attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites or benefits received by such named executive officer.

The following table summarizes the compensation we paid during 2006 to each of the most highly compensated executive officers based on salary and annual bonus, as well as compensation for one additional person who was a former executive officer. Bonus totals also include amounts paid in 2007, which related to 2006 performance.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary	Bonus (2)	All Other Compensation (3)	Total
Richard A. Ross SVP-Chief Financial Officer & Treasurer	2006	$210,000	$300,000	$56,079	$566,079
Philip A. Donnelly SVP-General Counsel and Secretary	2006	$200,000	$300,000	$21,496	$521,496
James M. Wifler SVP-Transporation Group Manager	2006	$200,000	$200,000	$44,608	$444,608
Jeffrey D. Weiss (through June 30, 2006) Former SVP-Group Manager	2006	$117,964	$150,000	$669,980	$937,944

(1)	Ian M. Cumming, our Chairman, Joseph S. Steinberg, our President and Thomas E. Mara, our Chief Executive Officer are not included in this table. Their services are provided to FINOVA under a Management Services Agreement with Leucadia and they receive no compensation as employees. The Management Services Agreement is discussed in more detail in “Certain Relationships and Related Transactions and Director Independence” below.

(2)	Bonuses are discretionary payments based on performance of the recipient in relation to our overall objective of maximizing value from the orderly collection of our portfolio. Amounts for 2006 include payments made in February 2007 relating to 2006 performance.

(3)	Amounts for the named executive officers include matching payments and other company contributions under the Savings Plan, financial consulting services, executive healthcare, auto allowances, the payout of unused vacation and certain tax gross-ups. Additionally, Mr. Weiss received severance compensation of $610,841.

COMPENSATION OF DIRECTORS

CASH COMPENSATION PAID TO BOARD MEMBERS

Directors receive a $30,000 annual retainer. Directors also receive $1,500 for each Board, committee or other meeting attended. In connection with his duties as a member of the Special Committee, Mr. Boland is authorized to receive a stipend at a rate of $2,500 per day for Special Committee business, other than Special Committee meetings. Additionally, during 2006, Messrs. Boland and Smith were appointed by the Board to a special committee comprised of the independent directors to independently evaluate and make recommendations to the Board regarding the Thaxton litigation. Messrs. Boland and Smith were each compensated at the rate of $400 per hour for time spent in connection with such litigation. We reimburse directors for any expenses related to their Board service.

The services of Messrs. Cumming (our Chairman.), Mara and Steinberg are provided to FINOVA under a Management Services Agreement with Leucadia. They receive compensation as directors, including the retainer and meeting fees noted above. The Management Services Agreement is discussed in more detail in “Certain Relationships and Related Transactions and Director Independence” below.

The table below summarizes the compensation earned by or paid to our Directors for the fiscal year ended December 31, 2006.

DIRECTOR SUMMARY COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total
Thomas F. Boland	$83,100	$83,100
Ian M. Cumming	$37,500	$37,500
G. Robert Durham	$40,500	$40,500
Thomas E. Mara	$43,500	$43,500
R. Gregory Morgan	$49,500	$49,500
Kenneth R. Smith	$73,600	$73,600
Joseph S. Steinberg	$36,000	$36,000

ARRANGEMENTS WITH RESPECT TO SEVERANCE COMPENSATION

Pursuant to letter arrangements, which have been filed as exhibits to this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, executive officers are eligible to receive severance compensation if they are involuntarily terminated other than for cause, with payments based on years of service. Under the terms of our severance arrangements, as of December 31, 2006, the current executive officers would be entitled to a severance payment equal to the product of their base salary for the current fiscal year times an amount based on years of service. Mr. Donnelly would be eligible for 2.1 years; Mr. Ross 2.2 years and Mr. Wifler 2.4 years. Additionally, these officers are also eligible for health insurance and financial counseling for up to 18 months after termination, as well as outplacement assistance. As of December 31, 2006, estimated payments for all severance related benefits would be $460,985, $508,418 and $556,063, respectively, for Messrs. Donnelly, Ross and Wifler. We may supplement those amounts, but may not reduce them below the current levels. Mr. Weiss received severance compensation of $610,841 following his termination in June 2006 and was given continued health insurance for 15 months and financial counseling for one year after termination. The total value of these benefits could be up to approximately $39 thousand.

The Board established and funded two trusts to secure obligations to all of our employees for severance and bonuses. The Trustee of both trusts is Atlantic Trust Company. One trust (the “US Severance Trust”) secures the severance and related medical insurance and outplacement obligations for the US employees. The US Severance Trust pays terminated employees their severance benefits if they are otherwise eligible to receive severance and enter into a release of liability, as is required by our policy.

The other trust (the “Bonus Trust”) secures the bonus obligations for all employees and the severance obligations for the employees that were based in the United Kingdom. The trust provides that if the Company does not pay the bonus or UK severance payments, the employees can request that the Trustee pay those amounts from the trust, pursuant to procedures established in the Trust Agreement.

We funded these trusts in 2003 with a total of approximately $24 million, which approximated the estimated liability due under those programs at that time, and is not in addition to amounts that would otherwise be due. At December 31, 2006, the trusts totaled $10.1 million. Excess amounts in the trusts, after satisfaction of all obligations to participants and the trustee, would revert to FINOVA.

COMPENSATION COMMITTEE REPORT

The Human Resources Committee, which performs the services of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) contained herein with management of the Company. Based on the Human Resources Committee’s review of, and discussions with management with respect to, the CD&A, the Human Resources Committee recommended to the Board of Directors, and the Board of Directors has approved, that the CD&A be included in this Annual Report on Form 10-K for filing with the SEC.

Respectfully submitted by the Human Resources Committee of the Board of Directors.

Kenneth R. Smith (Chair)

Thomas E. Mara

Joseph S. Steinberg

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our Human Resources Committee are Thomas E. Mara, Joseph S. Steinberg and Kenneth R. Smith, who serves as its chair. Due to relationships noted below under Item 13 “Certain Relationships and Related Transactions and Director Independence,” the Leucadia affiliated directors, Messrs. Mara and Steinberg, do not satisfy the independence criteria, applying applicable listing standards of the New York Stock Exchange.

Due to relationships noted below under Item 13 “Certain Relationships and Related Transactions and Director Independence,” Messrs. Mara and Steinberg are “related persons” under applicable rules and regulations of the SEC. In the past fiscal year, Mr. Steinberg has served on the Board of Directors of Leucadia, certain of whose executive officers served on our board or Human Resources Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information as of February 12, 2007 with respect to the beneficial ownership of common shares by the beneficial owners of at least 5% of our outstanding common shares. Ownership includes direct and indirect (beneficial) ownership, as defined by the SEC rules. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the first table is as of the latest reports by those entities received by us.

CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares
Berkshire Hathaway Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	30,510,290.5	25%
Leucadia National Corporation 315 Park Avenue South New York, NY 10010-3679	30,510,290.5	25%

(1)	These shares are owned by an affiliate of Berkadia LLC, a joint venture beneficially owned, through subsidiaries, by Berkshire Hathaway Inc. and Leucadia. Pursuant to the terms of the operating agreements governing Berkadia and its direct members, these shares are to be voted in a manner as determined unanimously by Berkshire Hathaway Inc. and Leucadia. If unanimity cannot be achieved, the shares owned by Berkadia are to be voted 50% as directed by Berkshire Hathaway Inc. and 50% as directed by Leucadia.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information as of February 12, 2007 with respect to the beneficial ownership of common shares by (1) each director and (2) each of the executive officers named in the Summary Compensation Table under Item 11. “Executive Compensation.”

Name	Position (s)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
Thomas F. Boland	Director	0
Ian M. Cumming	Director and Chairman	(1)
G. Robert Durham	Director	0
Thomas E. Mara	Director and Chief Executive Officer	0
R. Gregory Morgan	Director	0
Kenneth R. Smith	Director	0
Joseph S. Steinberg	Director and President	(1)
Philip A. Donnelly	SVP - General Counsel and Secretary	0
Richard A. Ross	SVP - Chief Financial Officer & Treasurer	0
James M. Wifler	SVP - Transportation Group Manager	0
Jeffrey D. Weiss	Former SVP - Group Manager	0
Directors and Executives, as a group (11 persons)		0(1)	*

*	Less than one percent.

(1)	Does not include any interest in 30,510,290.5 shares (25%) of FINOVA’ s common stock that Leucadia may be deemed to beneficially own under SEC Rule 13d-3 by virtue of its indirect membership interests in an affiliate of Berkadia LLC. Together with certain family members, Mr. Cumming and Mr. Steinberg beneficially own significant amounts of Leucadia stock. By virtue of their beneficial ownership of Leucadia, they may be deemed to be the indirect beneficial owners of their pro rata share of our common stock beneficially owned by Leucadia.

EQUITY COMPENSATION PLAN INFORMATION

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

During 2004, R. Gregory Morgan retired as a partner of the law firm of Munger, Tolles & Olson LLP. That firm serves as counsel to Berkshire Hathaway Inc. and Berkadia LLC.

As discussed above, Thomas F. Boland was appointed to our Board of Directors as the designee of the creditors’ committee in those proceedings, which was given the right under the plan of reorganization to appoint one director. Our Bylaws provide that our Board will renominate him each year as director so long as at least $500 million of our 7.5% senior secured notes remain outstanding, unless a majority of the note holders request nomination of a different director, pursuant to procedures set forth in the Bylaws.

Until 2004, Kenneth R. Smith served as Chairman and Chief Executive Officer of GroupSystems Corporation, formerly known as GroupSystems.com and Ventana Corporation, which markets interactive computer systems software and services. Mr. Smith is no longer a director or officer of that company, but he continues to own just under 6.2% of its stock. FINOVA Capital owned 67,400.64 shares of GroupSystems’ common stock, representing 0.86% of its common stock. In addition, FINOVA Capital granted GroupSystems a $1,000,000 line of credit, which was converted in 2000 into a term loan for $870,000. All of FINOVA Capital’s interest in the loan, which had an outstanding principal balance of $90,710, and/or equity was sold in June 2006 in conjunction with a bulk portfolio sale of non-aviation assets.

Set forth below is information concerning agreements or relationships between FINOVA and Leucadia.

Ian M. Cumming is the Chairman of the Board of Leucadia and Joseph S. Steinberg is a director and President of Leucadia. Each beneficially owns in excess of 10% of the outstanding common shares of that company. Thomas E. Mara is Executive Vice President of Leucadia.

Leucadia manages FINOVA pursuant to the Management Services Agreement, which was originally entered into in February 2001, before we commenced the reorganization proceedings. The management agreement expires in 2011 and provides that Leucadia will appoint the Chairman, President and other officers, as it deems necessary to fulfill its duties. Leucadia will generally manage our affairs, subject to direction by the Board of Directors.

The management agreement was entered into in 2001 simultaneously with the execution of a $6 billion loan commitment from Berkadia LLC, a joint venture between Berkshire Hathaway Inc. and Leucadia (the “Berkadia Loan”). As part of the transaction, we paid Berkadia $120 million in commitment and funding fees. Berkadia loaned us $5.6 billion in August 2001 to finance our plan of reorganization. The Berkadia Loan bore annual interest at the London Interbank Offered Rate plus 2.25%, with interest payable monthly. The loan was scheduled to mature in 2006, but principal was to be repaid earlier if excess cash was available, as set forth in our credit agreements. The Berkadia Loan was repaid in full in February 2004.

When the Berkadia Loan was made, we issued Berkadia sufficient common stock in FINOVA to result in Berkadia holding 50% of the total number of outstanding shares of common stock upon emergence from the reorganization proceedings, as required by the plan of reorganization. The bankruptcy court overseeing our reorganization approved the management fee to Leucadia, the fees paid to Berkadia, the issuance of the stock and the terms of the Berkadia Loan.

We pay Leucadia $8 million each year for management fees under the Management Services Agreement. Fees are paid quarterly in advance. As of February 28, 2007, we have paid Leucadia $2 million of management fees during the fiscal year 2007. Leucadia has advised us that the $8 million annual management fee is shared equally with Berkshire Hathaway under the terms of the Berkadia operating agreement.

We do not pay compensation for the services of Messrs. Cumming, Steinberg and Mara or any of Leucadia’s other personnel, except for the management fees noted above. Under the management agreement, we pay reasonable out-of-pocket expenses incurred by those individuals. We also pay directors’ fees to those who serve on the Board as noted above.

The Company’s Audit Committee Charter addresses the reporting, review and approval or ratification of transactions with related persons. The Audit Committee is authorized to review all related person transactions and approve such transactions in advance of such transactions being given effect. The Charter authorizes the Audit Committee to recommend to the Board or to the stockholders any matters for which the approval of the Board or stockholders is required under applicable law.

The Board has determined that Messrs. Boland, Durham and Morgan are independent under applicable listing standards of the New York Stock Exchange. Due to relationships noted above under Item 11. “Compensation Committee Interlocks and Insider Participation” and Item 13. “Certain Relationships and Related Transactions and Director Independence,” Mr. Smith may not satisfy the independence criteria for the Audit Committee under applicable listing standards of the New York Stock Exchange, but does not satisfy such criteria under the rules and regulations of the SEC. The Leucadia affiliated directors, Messrs. Steinberg and Mara, who are members of the Human Resources Committee are not independent under applicable listing standards of the New York Stock Exchange. The Board does not have, and historically has never had, a nominating committee. In addition to Messrs. Steinberg, Mara and Smith, Mr. Cumming is also not independent, applying applicable listing standards of the New York Stock Exchange, for purposes of membership on the Board.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the total fees billed or expected to be billed by Ernst & Young LLP for audit services rendered in connection with the audit of our financial statements for 2006 and 2005, and fees billed for other services rendered by that firm for those years:

	2006	2005
Audit Fees	$407,000	$454,598
Audit Related Services (1)	60,500	49,500
Tax Fees (2)		7,783
All Other Fees (3)	1,500	1,095

Total Fees	$469,000	$512,976

(1)	Audit Related Services included audits of our benefit plans.

(2)	Tax Fees included aggregate fees billed for tax compliance services.

(3)	All Other Fees included fees billed for access to on-line accounting research tools and publications.

The Audit Committee has considered whether the provision of the non-audit services is compatible with the maintenance of the auditors’ independence. The Audit Committee approved all of those services and fees. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by our independent auditor, Ernst & Young LLP. Specifically, the committee has pre-approved certain specific categories of work and an initially authorized annual amount for each category. For additional services or services in an amount above the initially authorized annual amount, additional authorization from the Audit Committee is required. All requests for services to be provided by Ernst & Young LLP that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines that such services are in fact within the scope of those services that have been pre-approved by the Audit Committee. The Chief Financial Officer reports to the Audit Committee periodically.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed.

1)	Financial Statements.

The following financial information is included in Annex A:

Page
Management’s Discussion and Analysis of Financial Condition and Results of Operations	A-1
Quantitative and Qualitative Disclosure about Market Risk	A-15
Report of Independent Registered Public Accounting Firm	A-16
Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	A-17
Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) for the Period December 5, 2006 to December 31, 2006	A-18
Consolidated Balance Sheet (going concern basis) at December 31, 2005	A-19
Statements of Consolidated Operations (going concern basis) for the Period January 1, 2006 to December 4, 2006 and for the Years Ended December 31, 2005 and 2004	A-20
Statements of Consolidated Cash Flows (going concern basis) for the Period January 1, 2006 to December 4, 2006 and for the Years Ended December 31, 2005 and 2004	A-21
Statements of Consolidated Stockholders’ Equity (going concern basis) for the Period January 1, 2006 to December 4, 2006 and for the Years Ended December 31, 2005 and 2004	A-22
Notes to Consolidated Financial Statements	A-23
Supplemental Selected Financial Data (unaudited)	A-45

2)	Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)	Exhibits.

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B

(2.C)	Form of Plan of Liquidation and Dissolution.	*

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A

(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B

(4.A)	Form of Common Stock Certificate.	10-K	3/15/02	4.A

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.	8-K	8/27/01	10.B

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.	8-K	8/27/01	10.D

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC.	10-K	3/21/03	10.I.1

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	4/26/01	10.T.1

(10.L.1)	Form of Letter for the Bonus Program.+	10-K	3/15/02	10.L

(10.L.2)	2006 Annual Incentive Plan Rules.+	10-K	3/16/06	10.L.3

(10.L.3)	2007 Annual Incentive Plan Rules.+	8-K	1/23/07	10.A

(10.M.1)	Severance Plan.+	10-K	3/15/02	10.M.1

(10.M.2)	Enhanced Severance Plan. +	10-K	3/15/02	10.M.2

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description.+	10-Q	8/11/05	10.B

(10.P.1)	Letter from FINOVA to Jeffrey D. Weiss dated February 20, 2006.+	10-K	3/16/06	10.P.8

(10.P.2)	Letter from FINOVA to Philip A. Donnelly dated February 20, 2006.+	10-K	3/16/06	10.P.9

(10.P.3)	Letter from FINOVA to Richard A. Ross dated February 20, 2006.+	10-K	3/16/06	10.P.10

(10.P.4)	Letter from FINOVA to James M. Wifler dated February 20, 2006.+	10-K	3/16/06	10.P.11

(10.P.5)	Letter from FINOVA to Philip A. Donnelly dated March 20, 2007.+	*

(10.P.6)	Letter from FINOVA to Richard A. Ross dated March 20, 2007.+	*

(10.P.7)	Letter from FINOVA to James M. Wifler dated March 20, 2007.+	*

(10.Q)	Executive Severance Plan, Tier III.+	10-K	3/15/02	10.X

(10.R)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.R

(10.S)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.S

(10.T)	Form of Master Settlement Agreement, dated as of October 31, 2006, by and among the Company, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities, and the Official Committee of Unsecured Creditors of the Thaxton Entities.	8-K	11/06/06	10.1

(10.U)	Asset Purchase Agreement by and among FINOVA Capital Corporation, Cactus Resort Properties, Inc., Desert Communications I, LLC and FCC Resort, LLC as sellers and SPCP Group, LLC as buyer, dated May 1, 2006.	8-K	5/04/06	10.A

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.V)	Purchase and Sale Agreement by and among FINOVA Capital Corporation and AIRCRAFT 48008/48009, LLC as Sellers and FAP, LLC as buyer, dated January 17, 2007.	8-K	1/18/07	10.A

(12)	Computation of Ratio of Income to Fixed Charges.	*

(14)	Code of Conduct (Code of Ethics).	*

(21)	Subsidiaries.	*

(23)	Consent of Independent Auditors from Ernst & Young LLP.	*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report

**	Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K

+	Relating to management compensation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINOVA GROUP INC.

March 21, 2007	By:	/s/ Richard A. Ross
Richard A. Ross
Senior Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date	Signature

Principal Executive Officer:

Thomas E. Mara Chief Executive Officer and a Director	March 21, 2007	/s/ Thomas E. Mara

Principal Financial and Accounting Officer:

Richard A. Ross Senior Vice President – Chief Financial Officer and Treasurer	March 21, 2007	/s/ Richard A. Ross

Directors:

Thomas F. Boland	March 21, 2007	/s/ Thomas F. Boland

Ian M. Cumming	March 21, 2007	/s/ Ian M. Cumming

G. Robert Durham	March 21, 2007	/s/ G. Robert Durham

R. Gregory Morgan	March 21, 2007	/s/ R. Gregory Morgan

Kenneth R. Smith	March 21, 2007	/s/ Kenneth R. Smith

Joseph S. Steinberg	March 21, 2007	/s/ Joseph S. Steinberg

EXHIBIT INDEX

Exhibit Number	Description
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code (filed as Exhibit 10.A to the Current Report on Form 8-K dated June 22, 2001 (the “June 22, 2001 8-K”)).

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization (filed as Exhibit 2.B to the Current Report on Form 8-K dated August 27, 2001 (the “August 27, 2001 8-K”)).

(2.C)	Form of Plan of Liquidation and Dissolution.

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA (filed as Exhibit 3.A to the August 27, 2001 8-K).

(3.B)	Amended and Restated Bylaws of FINOVA (filed as Exhibit 3.B to the August 27, 2001 8-K).

(4.A)	Form of Common Stock Certificate (filed as Exhibit 4.A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 10-K”)).

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of these agreements to the SEC on request.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia (filed as Exhibit 10.A to the August 27, 2001 8-K).

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note (filed as Exhibit 10.B to the August 27, 2001 8-K).

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA (filed as Exhibit 10.C to the August 27, 2001 8-K).

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto (filed as Exhibit 10.D to the August 27, 2001 8-K).

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia (filed as Exhibit 10.E to the August 27, 2001 8-K).

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia (filed as Exhibit 10.F to the August 27, 2001 8-K).

EXHIBIT INDEX

Exhibit Number	Description
(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee (filed as Exhibit 10.G to the August 27, 2001 8-K).

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee (filed as Exhibit 10.H to the August 27, 2001 8-K).

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC (filed as Exhibit 10.1.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia (filed as Exhibit 10.J to the August 27, 2001 8-K).

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001 (filed as Exhibit 10.T.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

(10.L.1)	Form of Letter for the Bonus Program (filed as Exhibit 10.L to the 2001 10-K).

(10.L.2)	2006 Annual Incentive Plan Rules (filed as Exhibit 10.L.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”)).

(10.L.3)	2007 Annual Incentive Plan Rules (filed as Exhibit 10.A to the Current Report on Form 8-K dated January 23, 2007 (the “January 23, 2007 8-K”)).

(10.M.1)	Severance Plan (filed as Exhibit 10.M.1 to the 2001 10-K).

(10.M.2)	Enhanced Severance Plan (filed as Exhibit 10.M.2 to the 2001 10-K).

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description (filed as Exhibit 10.B to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “2nd Quarter 2005 10-Q)).

(10.P.1)	Letter from FINOVA to Jeffrey D. Weiss dated February 20, 2006 (filed as Exhibit 10.P.8 to the 2005 10-K).

(10.P.2)	Letter from FINOVA to Philip A. Donnelly dated February 20, 2006 (filed as Exhibit 10.P.9 to the 2005 10-K).

(10.P.3)	Letter from FINOVA to Richard A. Ross dated February 20, 2006 (filed as Exhibit 10.P.10 to the 2005 10-K).

(10.P.4)	Letter from FINOVA to James M. Wifler dated February 20, 2006 (filed as Exhibit 10.P.11 to the 2005 10-K).

(10.P.5)	Letter from FINOVA to Philip A. Donnelly dated March 20, 2007.

(10.P.6)	Letter from FINOVA to Richard A. Ross dated March 20, 2007.

EXHIBIT INDEX

Exhibit Number	Description
(10.P.7)	Letter from FINOVA to James M. Wifler dated March 20, 2007.

(10.Q)	Executive Severance Plan, Tier III (filed as Exhibit 10.X to the 2001 10-K).

(10.R)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003 (filed as Exhibit 10.R to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).

(10.S)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003 (filed as Exhibit 10.S to the 2003 10-K).

(10.T)	Form of Master Settlement Agreement, dated as of October 31, 2006, by and among the Company, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities, and the Official Committee of Unsecured Creditors of the Thaxton Entities (filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 6, 2006 (the “November 6, 2006 8-K”)).

(10.U)	Asset Purchase Agreement by and among FINOVA Capital Corporation, Cactus Resort Properties, Inc., Desert Communications I, LLC and FCC Resort, LLC as sellers and SPCP Group, LLC as buyer, dated May 1, 2006 (filed as Exhibit 10.A to the Current Report on Form 8-K dated May 4, 2006 (the “May 4, 2006 8-K”)).

(10.V)	Purchase and Sale Agreement by and among FINOVA Capital Corporation and AIRCRAFT 48008/48009, LLC as Sellers and FAP, LLC as buyer, dated January 17, 2007 (filed as Exhibit 10.A to the Current Report on Form 8-K dated January 18, 2007 (the “January 18, 2007 8-K”))

(12)	Computation of Ratio of Income to Fixed Charges.

(14)	Code of Conduct (Code of Ethics) .

(21)	Subsidiaries.

(23)	Consent of Independent Auditors from Ernst & Young LLP.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.

ANNEX A

THE FINOVA GROUP INC.

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations	A-1

Quantitative and Qualitative Disclosure about Market Risk	A-15

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	A-16

Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	A-17

Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) for the Period December 5, 2006 to December 31, 2006	A-18

Consolidated Balance Sheet (going concern basis) at December 31, 2005	A-19

Statements of Consolidated Operations (going concern basis) for the Period January 1, 2006 to December 4, 2006 and for the Years Ended December 31, 2005 and 2004	A-20

Statements of Consolidated Cash Flows (going concern basis) for the Period January 1, 2006 to December 4, 2006 and for the Years Ended December 31, 2005 and 2004	A-21

Statements of Consolidated Stockholders’ Equity (going concern basis) for the Period January 1, 2006 to December 4, 2006 and for the Years Ended December 31, 2005 and 2004	A-22

Notes to Consolidated Financial Statements	A-23

Supplemental Selected Financial Data (unaudited)	A-45

A-i

THE FINOVA GROUP INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1. “Business,” Item 6. “Selected Financial Data,” Item 8. “Financial Statements and Supplemental Data” and the Special Note Regarding Forward-Looking Statements included herein. The discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

OVERVIEW

During 2006, we have continued to make significant progress in the orderly collection and liquidation of our assets. We have successfully liquidated over 97% of our portfolio, which was approximately $7.6 billion when we emerged from bankruptcy in August 2001. At December 31, 2006, the portfolio had declined to $185.5 million on a liquidation basis, which represents a 48% decline since year-end 2005. It is becoming increasingly more difficult for us to offset the incremental costs of collecting those assets in an orderly fashion. As a result, to maximize the value of the remaining assets, we initiated efforts to accelerate the liquidation process.

Plan of Liquidation. On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 4, 2006, the Bankruptcy Court granted our Motion and approved (i) the previously announced settlement of various litigations associated with The Thaxton Group, Inc. (the “Thaxton Settlement”), (ii) the ongoing sale of our remaining assets, the orderly windup of our operations and our future dissolution, (iii) our sale of all or substantially all of our assets without stockholder approval and our future dissolution without stockholder approval at such time as our Board deems to be appropriate and (iv) channeling to the Bankruptcy Court any claims against us that the holders of our Senior Notes or the indenture trustee for the Senior Notes may have arising from or in any way related to our joint chapter 11 plan, the ongoing liquidation of FINOVA, the senior secured notes, or the windup of our operations.

As a result of the aforementioned approvals, we have taken steps to initiate our complete liquidation and as such, the information provided in this Annual Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated net settlement amount. In connection with adopting the liquidation basis of accounting, assets were marked up a net $60.0 million to reflect their estimated net realizable value or approximately 43% more than their historical going concern carrying values. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other operating costs expected to be incurred during the liquidation (exclusive of interest expense). The reserve for future expenses was estimated to be $26.3 million. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of the remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to 24 months or the end of 2008.

We will continue to retain sufficient cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton. As a result, we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures and claims, which could limit our ability to make and the timing of future voluntary principal prepayments.

Anticipated Shortfall. During 2006 and 2005, we made $207.8 million and $474.9 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.5 billion as of December 31, 2006. Cumulative prepayments as of December 31, 2006 totaled $1.5 billion or 50% of the face amount ($2.97 billion) of the Senior Notes. Based on the revaluation of our assets at their estimated net realizable value and liabilities at estimated net settlement amount, we currently project the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $404.8 million, which is considerably less than the outstanding principal of $1.5 billion, without giving consideration to interest accruals. We clearly

THE FINOVA GROUP INC.

do not have sufficient assets to fully repay the Senior Note obligation. In order to eliminate the shortfall, the remaining assets (excluding cash and cash equivalents), which have already been marked up approximately 43% over their historical going concern basis, would have to increase in value by almost six times their already marked up value. We do not believe there is any chance of this occurring.

No Stockholder Payments Anticipated. While the Indenture contemplated we would make payments to our stockholders as the Senior Notes were repaid, we have not made those payments. Distributions to stockholders are prohibited due to our financial condition. Based on our liquidation basis financial statements, we will not be able to repay slightly less than $1.1 billion of the Senior Notes. As a result, stockholders should not expect any payments or return on their common stock. Funds related to the restricted distributions are currently being held in a segregated account, pending their final disposition. We anticipate that those funds will eventually be paid to our creditors, not to our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (which are owned by Berkshire Hathaway and Leucadia), as owner of 50% of our stock, would receive half of those payments.

As discussed in Item 3. “Legal Proceedings,” we filed a motion in the United States Bankruptcy Court for the District of Delaware, seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. The Bankruptcy Court subsequently issued an order approving our motion to the extent that we will be forever insolvent, which is clearly the case. The Bankruptcy Court did not find that we are presently or will be forever insolvent. As a result, we will continue to direct funds into a restricted account until such time that we are deemed to be forever insolvent.

No Restructuring Plan Contemplated. On numerous occasions, we have been asked whether there is some plan to save the Company and our net operating loss carryforwards (“NOL”). As we have noted for some time, the Board remains willing to consider legitimate proposals presented by note holders or others, but we are not formulating a restructuring plan intended to enable us to emerge as a healthy company.

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base, the composition of our remaining assets and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task becomes more difficult as the portfolio continues to shrink. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. Our financial statements do not anticipate using the NOLs for those and other reasons.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, we will not be able to fully repay the Senior Notes or make any distributions to our stockholders, absent a court order in connection with the motion referred to above. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies have changed from those reported in prior SEC filings due to the adoption of the liquidation basis of accounting in December 2006. Our consolidated financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for more information on these risks and uncertainties. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

Liquidation Basis of Accounting

With the approval of our Plan of Liquidation by the Bankruptcy Court, our complete liquidation is considered to be imminent and as such, we adopted the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs,

THE FINOVA GROUP INC.

while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. These estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated net settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected net settlement amount of liabilities included in the Statement of Net Assets in Liquidation at December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The estimated net realizable values were determined primarily based on signed contracts, settlement agreements or letters of intent to sell. More than 98% of the net realizable value for loans and direct financing leases at December 31, 2006 was readily determinable based on signed contracts, settlement agreements and letters of intent. The net realizable values for the remainder of the loans and direct financing leases were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of our customers and collateral. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values. Additionally, effective December 4, 2006, the balance of the reserve for credit losses was reallocated to individual loans and direct financing leases in conjunction with their valuation at net realizable values.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The estimated net realizable values were determined primarily based on signed contracts or letters of intent to sell. More than 98% of the net realizable value for owned assets at December 31, 2006 was readily determinable based on signed contracts and letters of intent. The net realizable values for the remainder of the owned assets were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, lessee performance and residual value assumptions for leases. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Investments. All investments are reported at either their fair value or estimated net realizable values, based on published information, quotes by registered securities brokers or signed contracts. Investments for which market information is not readily available were valued based on estimated future cash flows that may be realized from the investment, if any.

Reserve for Estimated Costs During the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll, benefits and severance), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of assets sales, the timing and amounts associated with discharging known and contingent

THE FINOVA GROUP INC.

liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of severance and performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

Going Concern Basis of Accounting

Our financial statements are presented on a going concern basis of accounting for all periods preceding December 5, 2006. These financial statements reflect the historical basis of assets and liabilities as of December 31, 2005 and the historical results of operations for the period January 1, 2006 to December 4, 2006 and the years ended December 31, 2005 and 2004.

Several of our accounting policies on a going concern basis of accounting pertained to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts relied, to a great extent, on the estimation and timing of future cash flows. Our cash flow estimates assumed that our assets were collected in an orderly fashion over time.

Impairment of financing assets (subsequent to implementation of fresh-start reporting) was recorded through the reserve for credit losses, and accounting rules permitted the reserve for credit losses to be increased or decreased as facts and assumptions changed. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. Those marked down values became our cost basis in those assets, and accounting rules did not permit the carrying value of those assets to be increased above that fresh-start cost basis if subsequent facts and assumptions resulted in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis were recorded through operations when collected.

Impairment of other financial assets was marked down directly against the asset’s carrying amount. Accounting rules permitted further markdown if changes in facts and assumptions resulted in additional impairment; however, most of those assets (except certain investments and assets held for sale, which could be marked up for subsequent events) could not be marked up even if subsequent facts and assumptions resulted in a projected increase in value. Recoveries of previous markdowns were recorded through operations when collected.

Because of these accounting restrictions under the going concern basis of accounting, we were not permitted to fully reflect some anticipated improvements in the portfolio until they were actually realized. With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio will be fully reflected in our financial statements as facts and assumptions change.

Refer to prior SEC filings for a more comprehensive listing of the critical accounting policies for historical financial statements prepared under the going concern basis of accounting.

New Accounting Standards. There were no new accounting standards issued during 2006 that impacted FINOVA.

THE FINOVA GROUP INC.

EFFECTS OF ADOPTING THE LIQUIDATION BASIS OF ACCOUNTING AND CHANGES IN NET ASSETS

The following table summarizes the effects of adopting the liquidation basis of accounting and changes in net assets in liquidation from December 5, 2006 to December 31, 2006 (dollars in thousands):

Effects of adopting the liquidation basis of accounting at December 4, 2006:
Initial adjustment of assets to estimated net realizable value	$60,024
Accrual of estimated liquidation costs	(26,309)
Initial adjustment of liabilties to estimated settlement amounts	588,327

Net effect of adopting the liquidation basis of accounting	622,042

Changes in net assets in liquidation from December 5, 2006 to December 31, 2006:
Change in estimated net realizable value of assets	2,149
Interest earned on investment of cash reserves and other operating activity	1,107
Interest accruing on the Senior Notes	(9,275)
Reduction in the estimated settlement of the Senior Notes	6,019

Net change in value of assets and liabilities	—

Cummulative change in net assets in liquidation since adoption	$622,042

Effects of Adopting the Liquidation Basis of Accounting

In connection with the adoption of the liquidation basis of accounting, certain assets were written up a net $60.0 million to reflect their estimated net realizable value. We were previously precluded from increasing the recorded carrying values of assets under the going concern basis of accounting. The $60.0 million markup was primarily comprised of a $14.1 million increase to assets supported by underlying loan and direct financing agreements, a $42.7 million increase to owned assets (operating and off-lease assets) and a $4.8 million increase to investments, partially offset by a net $1.6 million mark down to various other assets including the elimination of certain prepaid assets. The majority of the estimated net realizable value of assets was determined based upon actual completed sales proceeds, signed definitive agreements, letters of intent to sell or settlement agreements, while the remainder of the value was supported by estimated cash flows on a transaction by transaction basis.

Under the liquidation basis of accounting, we were required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). Our estimate for liquidation costs as of December 4, 2006 was comprised of compensation and benefits (including severance) for the remaining employees ($4.7 million), Leucadia management fees ($8.0 million), professional services and litigation costs ($11.8 million) and general corporate expenses (insurance, directors’ fees and entity related expenses) of $1.8 million. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. We expect changes will be made to our estimated costs of liquidation and such changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods. These estimates assume that the final liquidation and dissolution of FINOVA will be accomplished by the end of 2007. If there are delays or an acceleration of these matters, actual costs incurred during the liquidation could increase or decrease as a result of a need for additional or fewer internal and external resources. Any corresponding fluctuation will directly impact the ultimate settlement amount of the Senior Notes.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, the principal amount due on the Senior Notes ($1.5 billion) was adjusted down to its estimated settlement amount of $396.6 million at December 4, 2006, while taking into consideration the remaining fresh-start discount ($509.7 million), which has been eliminated.

Changes in Net Assets in Liquidations from December 5, 2006 to December 31, 2006

During the period from December 5, 2006 through December 31, 2006, the estimated net realizable value of our liquidating portfolio and other assets increased an additional $2.1 million primarily as a result of a net $0.9 million increase in offers to purchase certain owned aviation assets, a $0.4 million increase in the estimated value of loans and investments and receiving notification of an unanticipated $0.8 million recovery (recorded in other assets) on certain Senior Notes that reverted back to the Company.

During the period from December 5, 2006 through December 31, 2006, we had an operating loss of $8.2 million, which primarily represents additional interest accruing on the Senior Notes, partially offset by interest income earned on cash investments and other

THE FINOVA GROUP INC.

operating activity. As of result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income is no longer being recognized on the portfolio. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses will be charged directly against the reserve. For the period from December 5, 2006 through December 31, 2006, this reserve was reduced for the payment of expenses incurred of $2.1 million.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, changes to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes ($6.0 million reduction from December 5, 2006 to December 31, 2006).

RESULTS OF OPERATIONS (Under Going Concern Basis)

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended Dec. 31, 2005		Year Ended December 31,
			Change	2005	2004	Change
	(Dollars in thousands)
Interest margin	$(92,655)	$(90,046)	$(2,609)	$(90,046)	$(51,964)	$(38,082)
Reversal of provision for credit losses	15,426	51,811	(36,385)	51,811	148,527	(96,716)
Net gain on financial assets	113,904	37,864	76,040	37,864	108,681	(70,817)
Portfolio expenses	(17,375)	(23,994)	6,619	(23,994)	(28,236)	4,242
General and administrative expenses	(28,056)	(45,417)	17,361	(45,417)	(44,995)	(422)
Loss from settlement of pension plan		(24,665)	24,665	(24,665)		(24,665)

Net (loss) income	$(8,756)	$(94,447)	$85,691	$(94,447)	$132,013	$(226,460)

For the Period January 1, 2006 to December 4, 2006 Compared to the Year Ended December 31, 2005

In general, the increase in net income was primarily attributable to the period January 1, 2006 to December 4, 2006 containing a higher level of asset realization in excess of recorded carrying amounts on a going concern basis, a lower level of operating expenses and the prior year including a one-time loss on the settlement of our pension plan. Under the going concern basis, asset realization in excess of recorded carrying amounts was primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

During 2006, the aircraft-financing market continued to display a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts and surpassed the results for 2005. Additionally, results for 2006 were enhanced by the sale of substantially all of our non-aviation assets (other than The Thaxton Group loan) for proceeds of approximately $20 million in excess of their December 31, 2005 carrying values.

Interest Margin. We continued to post a negative interest margin, which was significantly impacted by a lower level of earning assets during 2006 and 2005 than the principal amount of outstanding debt and a high aggregate cost of funds. Partially offsetting the negative interest margin was the recognition of previously suspended and deferred income ($2.1 million and $15.4 million for the period January 1, 2006 to December 4, 2006 and full year 2005, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance.

Reversal of Provision for Credit Losses. We recorded reversals of provision for credit losses to reduce our overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($5.3 million and $11.1 million for the period January 1, 2006 to December 4, 2006 and full year 2005, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and our detailed assessment of estimated inherent losses in the portfolio. Additionally, we recorded a $14.7 million reversal of provision for credit losses in 2006 to reduce reserves due to the sale of our non-aviation assets for proceeds in excess of their carrying amount (net of reserves), which was partially offset by the recording of an $8.7 million specific reserve related to the Thaxton loan during the third quarter of 2006. The specific reserve was necessary to adjust the net book value of the Thaxton loan to its estimated settlement of approximately $81.2 million before interest. Refer to Note N. “Litigation and Claims” for a further discussion of the Thaxton settlement.

THE FINOVA GROUP INC.

The measurement of credit impairment and asset valuation was dependent upon the significant use of estimates and management discretion when expected cash flows were predicted. These estimates were subject to known and unknown risks, uncertainties and other factors that could have materially impacted the amounts reported and disclosed herein.

Net Gain on Financial Assets. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the increase over the prior year was primarily attributable to an increase in the overall realization during 2006 from our transportation portfolio.

The net gain during 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts on a going concern basis, the most significant of which included $93.6 million of net gains realized from sales of aircraft, engines, aircraft related notes and claims, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.5 million of net gains realized from the previously announced sale of our non-aviation assets (in addition to the reversal of reserves noted above) $9.9 million of net gains realized from the sale and valuation of private and public investments and a $3.6 million gain from the sale of two Boeing 757 leveraged leases with Northwest Airlines.

The net gain during 2005 was primarily attributable to $45.7 million of net gains realized from sales of aircraft and parts, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.5 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of our last two real estate leveraged leases. Partially offsetting the gain activity in 2005 were $19.1 million of net valuation markdowns to leveraged leases in the transportation portfolio.

We have entered into a number of transactions to sell assets over the last couple of years and expect asset sales to continue. As of the date of this report, we had 32 aircraft with a total carrying value on a liquidation basis of approximately $85.1 million that had either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. Due to the fact these aircraft are operating throughout the world, additional time will be necessary to close the sales. It is to our advantage to close these transactions when the aircraft are in tax friendly jurisdictions to minimize transfer taxes. Since we adopted the liquidation basis of accounting, the full value expected to be realized from these sales has been reflected in our financial statements as of December 31, 2006. No assurance can be given that all of these commitments will result in actual sales or the timing of such sales, but all of the aircraft are targeted to close by the end of the first quarter of 2007. There is a possibility for a small number of aircraft sales to slide into the second quarter of 2007.

Portfolio Expenses. Portfolio expenses included all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs included storage, maintenance and costs for potential return to service of aircraft.

The transportation portfolio continued to incur a significant portion of our portfolio costs ($5.1 million and $14.8 million during 2006 and 2005, respectively). Portfolio costs within the transportation portfolio fluctuated with the timing and number of maintenance reinvestment projects. Additionally, during 2006 and 2005, we incurred $5.6 million and $4.8 million, respectively, of legal costs associated with matters related to Thaxton, experienced increased costs associated with the liquidation of a repossessed property and had a higher level of costs associated with the final liquidation and sale of certain assets.

In connection with the adoption of liquidation accounting, we established a reserve for all future costs expected to be incurred, while certain direct costs such as aircraft maintenance were netted against cash flows expected to be collected from the liquidating portfolio.

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to $10.4 million of cost savings resulting from staffing and office occupancy reductions (37 employees at December 4, 2006 compared to 60 employees at December 31, 2005) and lower severance accruals ($3.6 million). All future general and administrative costs will be charged against the reserve for estimated costs during the liquidation period.

Loss from Settlement of Pension Plan. During 2005, we finalized the termination of a trusteed, noncontributory pension plan that covered substantially all of our employees. We terminated the pension plan effective December 31, 2004 and received final regulatory approvals in late 2005. Upon final distribution of participant benefits, we recognized all remaining unrecognized net actuarial amounts under the plan, which totaled $24.7 million.

Income Tax Expense. No income tax expense or benefit was recorded during the period January 1, 2006 to December 4, 2006 and the year ended December 31, 2005. Any pre-tax book income or loss was entirely offset by a decrease or increase in valuation allowances

THE FINOVA GROUP INC.

against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2006 and 2005, we had federal net operating loss carryforwards of $1.3 billion and $1.2 billion, respectively, none of which expire prior to 2009. For a further discussion of taxes see Note H. “Income Taxes.”

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net (Loss) Income. In general, the net loss for the year ended December 31, 2005 was primarily attributable to a lower level of asset realization in excess of recorded carrying amounts and the recognition of a loss on the final settlement of our pension plan.

Even though asset realization in 2005 was less than 2004, we still experienced substantially better than anticipated realization and performance of our asset portfolios. We had been cautioning investors that asset realization trends were not expected to continue at the same level as prior years. Many of our more desirable and marketable assets had been liquidated and the remaining portfolio was becoming more concentrated in non-performing assets and used aircraft, both of which have been more work intensive and difficult to liquidate at acceptable prices. However, during 2005, the aircraft-financing market displayed a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts, but the total level of realization was lower than 2004.

Interest Margin. The decline in interest margin was primarily attributable to the recognition of a lower level of suspended and deferred income ($15.4 million and $82.9 million for the years ended December 31, 2005 and 2004, respectively), which was generated from payoffs of certain assets in excess of their carrying amounts and the return to earning status of certain assets following demonstration of sustained performance. Income recognition was suspended when an account was classified as a nonaccruing asset and any subsequent interest payments received were applied against our carrying amount to mitigate our exposure. In certain instances, suspended income was recognized upon payoff, if proceeds realized were in excess of their carrying amount, or if after sustained performance was demonstrated, the account was returned to accruing status.

Additionally, our interest margin was significantly impacted by a lower level of earning assets ($123.9 million and $332.8 million at December 31, 2005 and 2004, respectively) than the face amount of outstanding debt ($1.7 billion and $2.2 billion at December 31, 2005 and 2004, respectively) and our high aggregate cost of funds (aggregate effective rate of 13.5% and 11.9% for the years ended December 31, 2005 and 2004, respectively). The increase in the aggregate effective rate was primarily due to the acceleration of fresh-start discount amortization following principal prepayment of the Senior Notes earlier than originally anticipated when fresh-start guidelines were applied upon emergence.

Reversal of Provision for Credit Losses. We recorded reversals of provision for credit losses to reduce our overall reserve for credit losses. The reserve reductions were primarily due to recoveries ($11.1 million and $37.2 million for the years ended December 31, 2005 and 2004, respectively) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and our detailed assessment of estimated inherent losses in our portfolio.

In addition, our income recognition policy for nonaccruing accounts could result in periodic reserve reductions. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment reserves were recorded if the carrying amount of a loan exceeded the net present value of expected cash flows. For nonaccruing accounts, any cash received was applied against the carrying amount of the transaction. As a result, carrying amounts declined at a faster pace than net present value, thus reducing the impairment reserves. This policy had a greater impact on the reversal of provision for credit losses in 2004 than in 2005 due to the reinstatement of a number of accounts to accruing status in 2004.

The pace of collections and account payoffs continued to be faster than expected. Amounts collected often exceeded anticipated cash flows, resulting in a partial reversal of previously established reserves. However, as expected, asset realization trends declined from the prior year. During 2004, we experienced substantially better than anticipated realization and performance of our asset portfolios. While 2005 has shown continued accelerated collections, the volume and realization has not kept pace with 2004.

The measurement of credit impairment and asset valuation was dependent upon the significant use of estimates and management discretion when expected cash flows were predicted. These estimates were subject to known and unknown risks, uncertainties and other factors that could have materially impacted the amounts reported and disclosed herein.

Net Gain on Financial Assets. Gains are sporadic in nature and not necessarily comparable from one period to the next; however, the decrease over the prior year was primarily attributable to the prior year including a one-time gain from the sale of a substantial

THE FINOVA GROUP INC.

portion of our timeshare portfolio, a decrease in the overall realization during 2005 from our transportation portfolio and valuation markdowns taken in 2005 on our transportation leveraged lease portfolio.

The net gain during 2005 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts, the most significant of which were comprised of $45.7 million of net gains realized from sales of aircraft, including the forfeiture by aircraft operators of security deposits and maintenance reserves ($10.5 million), $4.5 million of net gains realized from the sale and valuation of private and public investments and $5.3 million of net gains from the valuation and sale of our last two real estate leveraged leases.

Partially offsetting the gain activity for 2005 were $19.1 million of net valuation markdowns and losses on our transportation leveraged lease portfolio. In conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified us of its intent to renegotiate the terms of eight leveraged leases or possibly reject the transactions. Two Boeing 757 aircraft and six regional jets secure the Northwest leveraged leases. The outstanding senior debt on these leveraged leases was significantly in excess of the underlying aircraft values. As a result, the assets, which had a contractual balance of $86.4 million, had virtually no remaining value to us and their remaining carrying value was fully written-off. During 2005, we recognized total valuation markdowns of $14.4 million on the Northwest leveraged leases, while the remainder of the net markdowns and losses on the transportation leveraged lease portfolio were primarily associated with the American Trans Air bankruptcy and a $0.7 million loss recognized on the sale of our last transportation leveraged lease (excluding the Northwest leases).

We will continue to consider future sales of the remaining portfolio or individual assets, if buyers can be found at acceptable prices; however, there can be no assurance that we will be successful in efforts to sell additional assets or that realization will reach prior year levels. In evaluating offers, we will generally compare offers against our internal net present value of estimated future cash flows projected to be collected from those assets less the net present value of our operating costs to collect those assets.

Portfolio Expenses. Portfolio expenses include all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs include storage, maintenance and costs for potential return to service of aircraft. In most cases, we experienced a decline in the level of problem account and workout expenses as assets have declined.

The transportation portfolio continued to incur the majority of our portfolio costs ($14.8 million and $21.0 million for the years ended December 31, 2005 and 2004, respectively). In certain instances, we believed we could achieve better returns in the current market of improved aircraft values by investing in the maintenance of certain types of aircraft and engines. As a result, portfolio expenses within the transportation portfolio have not declined as fast as the decline in assets. Portfolio costs within the transportation portfolio fluctuate with the timing and number of maintenance reinvestment projects.

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

General and Administrative Expenses. The increase in general and administrative expenses was primarily the result of the prior year including a one-time $5.8 million reversal of excess accruals related to bankruptcy claims that were settled for amounts less than what had originally been accrued, higher severance accruals ($2.6 million) related to current year and future staffing reductions and $1.8 million of accruals related to anticipated office lease termination costs, partially offset by $8.5 million of cost savings which resulted from staffing and office occupancy reductions (60 employees at December 31, 2005 compared to 101 and 213 employees at December 31, 2004 and 2003, respectively).

During 2005, we had additional and accelerated staff reductions, which were designed to more closely align our operating costs with the size of the remaining portfolio. Total staff reductions included approximately 41% of the workforce (including seven members of senior management). The cost savings from these reductions began during the second half of 2005 and their full benefit was not realized until 2006. A portion of the savings in 2005 was offset by increased severance costs.

Loss from Settlement of Pension Plan. During 2005, we finalized the termination of a trusteed, noncontributory pension plan that covered substantially all of our employees. We terminated the pension plan effective December 31, 2004 and received final regulatory approvals in late 2005. Upon final distribution of participant benefits, we recognized all remaining unrecognized net actuarial amounts under the plan, which totaled $24.7 million.

THE FINOVA GROUP INC.

Income Tax Expense. No income tax expense or benefit was recorded during the years ended December 31, 2005 and 2004. Any pre-tax book income or loss was entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2005 and 2004, we had federal net operating loss carryforwards of $1.2 billion and $1.1 billion, respectively, none of which expire prior to 2009. For a further discussion of taxes see Note H. “Income Taxes.”

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Because substantially all of our assets (except for a few assets that could not be pledged because those assets already secured other obligations) are pledged to secure obligations under the Intercompany Notes securing the Senior Notes, our ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in FINOVA. Accordingly, we intend to rely on internally generated cash flows from the liquidation of assets as our only meaningful source of liquidity.

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology. As we continue to liquidate assets, our incoming cash flows will diminish and the estimation of cash reserves will become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed in Note N. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to 24 months or the end of 2008.

During 2006 and 2005, we made $207.8 million and $474.9 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.5 billion as of December 31, 2006. Cumulative prepayments as of December 31, 2006 totaled $1.5 billion or 50% of the face amount ($2.97 billion) of the Senior Notes. Based on the revaluation of our assets at their estimated net realizable value and liabilities at estimated net settlement amount, we currently project the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $404.8 million, which is considerably less than the outstanding principal of $1.5 billion, without giving consideration to interest accruals. We clearly do not have sufficient assets to fully repay the Senior Note obligation. In order to eliminate the shortfall, the remaining assets (excluding cash and cash equivalents), which have already been marked up approximately 43% over their historical carrying amounts under the going concern basis of accounting, would have to increase in value by almost six times their already marked up value. We do not believe there is any chance of this occurring.

The Senior Notes have a first priority security interest in substantially all of our remaining assets; however, as noted above, the Indenture requires us to first use any cash and cash equivalents to pay or to fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes.

THE FINOVA GROUP INC.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders would receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Based upon the fact that the Senior Notes will not be fully repaid, we are required to retain impermissible restricted payments until such time, if ever, that we are no longer restricted from making a distribution to our stockholders or until it is necessary to use the cash to satisfy our debt obligations.

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $78.1 million at December 31, 2006. Retained amounts are segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Berkshire Hathaway and Leucadia), which own 50% of our common stock, would receive half of the retained amounts. Berkadia had advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

In April 2005, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. For a further discussion of the motion and its status, see Note N. “Litigation and Claims.”

Based on our financial condition and imminent liquidation, there will not be sufficient funds available to fully repay the outstanding principal on the Senior Notes or make any 5% distribution to common stockholders, absent a court order in connection with the motion referred to above. As a result, there will not be a return to our stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

The following is a listing of our significant contractual obligations and contingent commitments at December 31, 2006 and 2005. A detailed repayment schedule has not been provided because our most significant obligations are contractual as to amount, but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	December 31, 2006			December 31, 2005
Obligations and Commitments	Contractual	Contingent		Contractual	Contingent
	(Dollars in thousands)
Senior Notes	$1,483,975	$		$1,691,731	$
Management Services Agreement	32,000			40,000
Impermissible Restricted Payments			78,104			67,169
Contingent interest on Senior Notes			91,232			91,232
Unfunded customer commitments						9,233
Lease obligations	22			7,706

	$1,515,997		$169,336	$1,739,437		$167,634

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal prepayments of the Senior Notes are contingent on the availability of excess cash. Our obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by substantially all of the assets of FINOVA Capital. As noted above, we made $207.8 million and $474.9 million of partial principal prepayments on the Senior Notes in 2006 and 2005, respectively. Based on the revaluation of our assets at their estimated net realizable value and liabilities at estimated net settlement amount, we currently project the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $404.8 million, which is considerably less than the outstanding principal of $1.5 billion, without giving consideration to interest accruals.

THE FINOVA GROUP INC.

Our business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. We pay Leucadia an annual management fee of $8.0 million and reimburse it for expenses incurred.

Permitted uses of cash are specified in the Indenture. Generally, we are permitted to use cash in the following order: first to fund operating expenses, including payment of taxes and funding customer commitments; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes in accordance with the terms of the Indenture in an amount not to exceed $150 million per year. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render us insolvent, would be a fraudulent conveyance or would not be permitted under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Since the Senior Notes will not be fully repaid (current shortfall estimated to be almost $1.1 billion), we are required to retain impermissible restricted payments until such time, if ever, that we are no longer restricted from making a distribution to our stockholders or until it is necessary to use the cash to satisfy our debt obligations. As of December 31, 2006, we had retained a total of $78.1 million. Refer to Item 3. “Legal Proceedings” for a discussion of our motion to the Bankruptcy Court regarding the restricted payments.

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to our common stockholders in an aggregate amount equal to 5.263% (i.e., 5%/95% as noted above) of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by us) and five percent (5%) of remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. Our obligation for the contingent interest payments is not secured. Based on our current financial condition, there will not be funds available to fully repay the outstanding principal on the Senior Notes, to make any distributions to common stockholders or to pay any contingent interest.

Unfunded customer commitments were primarily unused contractual lines of credit and to a lesser extent, contractual term financing commitments. Fundings were typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, we had the legal right to cease funding. In these circumstances, decisions to continue or cease funding were made on a case-by-case basis following an evaluation as to what management believed was in our best interest. As of December 31, 2006, we had no remaining unfunded commitments.

Lease obligations represent total contractual obligations (rent and operating costs) due under operating leases (primarily leased office space), as well as commitments made for tenant improvements and lease damages related to the resolution of previously rejected lease space. Lease obligations declined to $22 thousand at December 31, 2006, which was comprised entirely of our short-term lease on new executive office space.

Not included in the table above is nonrecourse debt associated with leveraged leases. Nonrecourse debt associated with leveraged leases had been completely eliminated as of December 31, 2006 and totaled $125.4 million at December 31, 2005. The balance represented principal amounts due to third party lenders under lease arrangements. We had no direct obligation for repayment of the nonrecourse debt. Accounting rules required that leases financed by nonrecourse borrowings and meeting certain other criteria be classified as leveraged leases. For balance sheet classification purposes, aggregate leveraged lease rental receivables were reduced by the related nonrecourse debt service obligations to determine our investment in the leveraged leases. At December 31, 2005, all of our leveraged leases were classified and accounted for as assets held for sale. Typically, the debt had a first priority lien against the leased equipment or property with no additional recourse to us. Our exposure was limited to our investment in the transaction and we were not contractually obligated or committed to make repayments of this debt. The reduction in nonrecourse debt at December 31, 2006, resulted from $67.8 million of nonrecourse debt being eliminated in conjunction with the senior debt holders foreclosing on the underlying assets in six separate transactions, principal prepayment of $25.4 million of debt and $32.2 million of debt being repaid through the sale of bankruptcy claims held by the senior debt holders. During 2006, we were foreclosed out of six regional jets on lease to Northwest Airlines, while the sale of the senior debt holders’ bankruptcy claims reduced the outstanding debt balance on two Boeing 757 aircraft to an amount below the fair value of the aircraft, thereby creating value for us. As a result, we prepaid the remaining principal balance and sold the aircraft to a third party for a gain of about $3.6 million. We have no further exposure to or assets under leveraged lease transactions as of December 31, 2006.

THE FINOVA GROUP INC.

Collection of the Portfolio

As noted previously, our current business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral. We have sold substantial portions of asset portfolios and are considering future sales of our remaining assets if buyers can be found at acceptable prices; however, there can be no assurance that we will be successful in efforts to sell additional assets. We are currently offering to sell our remaining assets both by portfolio and individual asset. Due to restrictions contained in the Indenture as well as our general inability to access capital in the public and private markets, our only viable source of cash flow is from the collection of our portfolio.

The following table presents the activity in our portfolio for the years ended December 31:

	2006	2005
	(Dollars in thousands)
Portfolio, beginning of year	$326,649	$604,665
Cash activity:
Fundings under existing customer commitments	5,194	14,164
Prepayment of nonrecourse debt on leveraged leases	25,446
Transfer of cash previously received from the Thaxton Entities	24,422
Collections and proceeds	(273,319)	(326,623)

Net cash flows	(218,257)	(312,459)

Non-cash activity through December 4, 2006 on a going concern basis:
Reversal of provision for credit losses	15,426	51,811
Net gain on financial assets	3,305	(12,463)
Other non-cash activity	(4,565)	(4,905)

Net non-cash activity	14,166	34,443

Effects of adopting the liquidation basis of accounting and subsequent adjustments	62,986

Portfolio, end of year	$185,544	$326,649

Our portfolio declined to $185.5 million at December 31, 2006, down from $326.6 million at December 31, 2005. During 2006, net cash flows from the portfolio totaled $218.3 million, down from $312.4 million in 2005, while non-cash activity resulted in a $14.2 million increase in net assets as compared to $34.4 million for 2005. Additionally, during 2006, the effects of adopting the liquidation basis of accounting and subsequent adjustments to their estimated net realizable values resulted in a $63.0 million net increase in assets. Components of net cash flow for 2006 included $119.3 million of collections (including recoveries) and $154.0 million from the sale of assets (excluding cash gains), offset by $5.2 million of fundings under existing customer commitments, a $25.4 million prepayment of nonrecourse debt associated with two leveraged leases, which were sold in late 2006 and the transfer of $24.4 million of cash collected from the Thaxton Entities since Thaxton’s bankruptcy filing. Collections included prepayments (customer payments in advance of scheduled due dates). Non-cash activity through December 4, 2006 included a $15.4 million reversal of reserves and a $3.3 million net increase related to the valuation of assets, partially offset by other non-cash activity of $4.5 million.

During 2005, net cash flows from the portfolio totaled $312.4 million, while non-cash activity resulted in a $34.4 million increase in net assets. Components of net cash flow included $260.4 million of collections (including reserves) and $66.2 million from the sale of assets (excluding cash gains), offset by $14.2 million of fundings under existing customer commitments. Non-cash activity included a $51.8 million reversal of reserves, partially offset by a $12.5 million net decrease related to the valuation of assets held for sale and owned assets and other non-cash activity of $4.9 million.

During 2006, the $141.1 million decline in the carrying value of our portfolio was primarily attributable to assets sales, prepayments, scheduled amortization and write-offs of certain assets ($7.0 million). During 2006, we completed numerous assets sales with a total carrying amount of $154.0 million, while prepayment activity represented $66.2 million of carrying amount. The remaining portfolio as of December 31, 2006 is primarily comprised of aviation assets and the loan to The Thaxton Group. Refer to Note N. “Litigation and Claims” for a further discussion of the settlement of the Thaxton litigation.

THE FINOVA GROUP INC.

In connection with the adoption of the liquidation basis of accounting and subsequent adjustments, certain portfolio assets were written up a net $63.0 million to reflect their estimated net realizable value. We were previously precluded from increasing the recorded carrying values of assets under the going concern basis of accounting. The $63.0 million markup was primarily due to initial adjustments comprised of a $14.1 million increase to assets supported by underlying loan and direct financing agreements, a $42.7 million increase to owned assets (operating and off-lease assets) and a $4.8 million increase to investments, while during the period from December 5, 2006 through December 31, 2006, the initial estimated net realizable value of our portfolio was increased another $1.3 million due to an increase in offers to purchase certain owned aviation assets and an increase in the estimated value of loans and investments. The majority of our estimated net realizable value of assets was determined based upon actual completed sales proceeds, signed definitive agreements, letters of intent to sell and settlement agreements, while the remainder of the value was supported by estimated cash flows on a transaction by transaction basis.

As of the date of this report, we had 32 aircraft with a total carrying value on a liquidation basis of approximately $85.1 million that had either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. Due to the fact these aircraft are operating throughout the world, additional time will be necessary to close the sales. It is to our advantage to close these transactions when the aircraft are in tax friendly jurisdictions to minimize transfer taxes. No assurance can be given that all of these commitments will result in actual sales or the timing of such sales, but all of the aircraft are targeted to close by the end of the first quarter of 2007. There is a possibility for a small number of aircraft sales to slide into the second quarter of 2007.

In addition to the aircraft noted above, our transportation portfolio also includes 13 engines, miscellaneous parts and some unsecured aviation notes and claims with a total carrying value on a liquidation basis of approximately $5.0 million as of December 31, 2006. The majority of these assets have either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. We are in the process of marketing the remaining uncommitted assets for sale, all of which are targeted for closure by the end of the first quarter of 2007.

Our non-aviation portfolio, in addition to the Thaxton loan, at December 31, 2006 was comprised of assets with a net realizable value of approximately $11.9 million, including our $10.1 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. Substantially all of the other non-aviation assets are in the process of being liquidated.

The estimated net realizable value of our portfolio included, among other transactions, a number of customer judgments and claims, nonmarketable private equity securities and certain obligations owed to us by companies that are in liquidation. In many of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable values of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are reflected as a change in net assets in liquidation as they are received.

As we continue to liquidate assets, our incoming cash flows will diminish and the estimation of cash reserves will become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed in Note N. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to 24 months or the end of 2008. We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia that expires in 2011.

THE FINOVA GROUP INC.

Special Note Regarding Forward-looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed throughout this report including, but not limited to projections, our Plan of Liquidation, sections captioned Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Report and in our public filings.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date of this Report. We do not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. We cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

At December 31, 2006 and 2005, we did not have any significant transactions, agreements or other contractual arrangements with unconsolidated entities, nor did we have any significant derivative financial instruments.

Quantitative and Qualitative Disclosure About Market Risk

Our portfolio has minimal sensitivity to increases or decreases in interest rates as of December 31, 2006. We had no floating-rate debt obligations or portfolio assets at December 31, 2006. Our only sensitivity to interest rate fluctuations will come in the form of short-term cash investments. Our short-term investments are primarily comprised of low risk money markets, federal agencies and government sponsored enterprises and to a lesser extent commercial paper and repurchase agreements, all of which are for durations of three months or less. At December 31, 2006, the carrying value of short-term investments and restricted cash investments totaled $248.2 million, which approximates the fair value of such investments. All future earnings from short-term investments will result in an increase to net assets in liquidation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The FINOVA Group Inc.

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of The FINOVA Group, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from December 5 through December 31, 2006. We have also audited the consolidated balance sheet of the Company as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2006 through December 4, 2006 and each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the consolidated financial statements, the Company’s Board of Directors approved a plan of liquidation (the “Plan”) on November 1, 2006. The Plan was approved by the bankruptcy court on December 4, 2006. The court authorized the Company to sell all or substantially all of the Company’s assets. The court also authorized the Company’s future dissolution without stockholders’ approval. As a result, the Company has changed its basis of accounting for periods subsequent to December 4, 2006 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of the Company at December 31, 2006 and the related changes in consolidated net assets in liquidation (liquidation basis) for the period from December 5 through December 31, 2006 and the consolidated financial position of the Company at December 31, 2005 and the consolidated results of its operations and its cash flows for the period from January 1, 2006 through December 4, 2006 and each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 16, 2007

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

DECEMBER 31, 2006

(Dollars in thousands)

ASSETS
Cash and cash equivalents	$177,311
Restricted cash - impermissible restricted payments	78,104
Liquidating Portfolio:
Net realizable value supported by underlying loan or direct financing agreements	105,829
Net realizable value supported by underlying operating leases and other owned assets	68,624
Investments	11,091

Total Liquidating Portfolio	185,544
Other assets and deposits	2,877

Total Assets	$443,836

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$14,222
Accounts payable and other liabilities	14,727
Reserve for estimated costs during the liquidation period	24,259

Total Liabilities (excluding Senior Notes)	53,208

Net Assets Available for Settlement of Senior Notes	390,628
Senior Notes with outstanding principal of $1.5 billion, at estimated settlement amount (Note G)	390,628

Net Assets in Liquidation	$—

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

FOR THE PERIOD DECEMBER 5, 2006 TO DECEMBER 31, 2006

(Dollars in thousands)

Total Stockholders’ Equity at December 4, 2006	$(622,042)
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value	60,024
Initial adjustment of liabilities to estimated settlement amounts	588,327
Accrual of estimated liquidation costs	(26,309)
Net Effects of Adopting the Liquidation Basis of Accounting	622,042

Net Assets in Liquidation at December 4, 2006	$—

Changes in net assets in liquidation from December 5, 2006 to December 31, 2006:
Change in estimated net realizable value of assets	2,149
Interest earned on investment of cash reserves & other operating activity	1,107
Interest accruing on the Senior Notes	(9,275)
Reduction in the estimated settlement of the Senior Notes	6,019

Changes in Net Assets in Liquidation from December 5, 2006 to December 31, 2006	—

Net Assets in Liquidation at December 31, 2006	$—

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)

DECEMBER 31, 2005

(Dollars in thousands)

ASSETS
Cash and cash equivalents	$212,317
Restricted cash - impermissible restricted payments	67,169
Financing Assets:
Loans and other financing contracts, net	177,887
Direct financing leases	77,948

Total financing assets	255,835
Reserve for credit losses	(29,032)

Net financing assets	226,803

Other Financial Assets:
Operating leases	69,784
Investments	22,490
Assets held for the production of income	7,572

Total other financial assets	99,846

Total Financial Assets	326,649
Other assets	5,016

$611,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes, net (principal amount due of $1.7 billion)	$1,151,491
Interest payable	16,215
Accounts payable and accrued expenses	52,655
Deferred income taxes, net	2,521

Total Liabilities	1,222,882

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259
Additional capital	113,140
Accumulated deficit	(727,149)
Accumulated other comprehensive income	1,555
Common stock in treasury, 3,832,000 shares	(536)

Total Stockholders’ Equity	(611,731)

$611,151

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (GOING CONCERN BASIS)

(Dollars in thousands, except per share data)

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended December 31,
		2005	2004
Revenues:
Interest income	$5,614	$27,025	$119,369
Rental income	4,153	11,177	24,084
Operating lease income	24,691	41,826	51,871
Fees and other income	15,687	14,225	20,149

Total Revenues	50,145	94,253	215,473
Interest expense	(138,497)	(176,071)	(250,334)
Operating lease depreciation	(4,303)	(8,228)	(17,103)

Interest Margin	(92,655)	(90,046)	(51,964)

Other Revenues and (Expenses):
Reversal of provision for credit losses	15,426	51,811	148,527
Net gain on financial assets	113,904	37,864	108,681
Portfolio expenses	(17,375)	(23,994)	(28,236)
General and administrative expenses	(28,056)	(45,417)	(44,995)
Loss from settlement of pension plan		(24,665)

Total Other Revenues and (Expenses)	83,899	(4,401)	183,977

(Loss) income before income taxes	(8,756)	(94,447)	132,013
Income tax expense

Net (Loss) Income	$(8,756)	$(94,447)	$132,013

Basic/diluted (loss) earnings per share	$(0.07)	$(0.77)	$1.08

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS (GOING CONCERN BASIS)

(Dollars in thousands)

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended December 31,
		2005	2004
Operating Activities:
Net (loss) income	$(8,756)	$(94,447)	$132,013
Adjustments to reconcile net (loss) income to net cash used by operations:
Reversal of provision for credit losses	(15,426)	(51,811)	(148,527)
Net cash gain on disposal of financial assets	(97,863)	(43,311)	(106,413)
Net non-cash (gain) charge-off on financial assets	(16,041)	5,447	(2,268)
Loss from settlement of pension plan		24,665
Depreciation and amortization	5,066	9,033	18,401
Deferred income taxes, net	(114)	(221)	975
Fresh-start accretion - assets	(1,293)	(2,424)	(34,610)
Fresh-start discount amortization - Senior Notes	30,540	39,406	49,512
Change in assets and liabilities:
(Increase) decrease in other assets	(127)	(12,100)	3,056
Decrease in interest payable	(11,268)	(4,527)	(10,023)
(Decrease) increase in accounts payable and accrued expenses	(13,103)	6,217	(28,389)

Net Cash Used by Operating Activities	(128,385)	(124,073)	(126,273)

Investing Activities:
Proceeds from disposals of leases and other owned assets	93,889	77,762	114,110
Proceeds from sales of investments	12,792	4,725	12,069
Proceeds from sales of loans and financing leases	137,589	27,041	366,647
Collections and prepayments from financial assets	108,140	261,741	712,441
Fundings under existing customer commitments	(5,194)	(14,164)	(56,309)
Prepayment of nonrecourse debt on leveraged leases	(25,446)	(12,461)
Transfer of cash received from the Thaxton Entities	(24,422)
Deposit of impermissible restricted payments into restricted cash account	(10,935)	(24,993)	(42,176)
Recoveries of loans previously written off	5,267	11,126	37,184

Net Cash Provided by Investing Activities	291,680	330,777	1,143,966

Financing Activities:
Principal repayments of Berkadia Loan			(525,000)
Principal prepayments of Senior Notes	(207,756)	(474,872)	(801,346)

Net Cash Used by Financing Activities	(207,756)	(474,872)	(1,326,346)

Decrease in Cash and Cash Equivalents	(44,461)	(268,168)	(308,653)
Cash and Cash Equivalents, beginning of year	212,317	480,485	789,138

Cash and Cash Equivalents, end of period	$167,856	$212,317	$480,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$119	$141	$209
Income tax payments (refunds), net		249	(2,572)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (GOING CONCERN BASIS)

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2004	$1,259	$108,256	$(764,715)	$2,989	$(536)	$(652,747)

Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	1,259	113,140	(632,702)	(15,838)	(536)	(534,677)

Comprehensive loss:
Net loss			(94,447)			(94,447)
Minimum pension liability adjustment				16,494		16,494
Net change in unrealized holding gains (losses)				787		787
Net change in foreign currency translation				112		112

Comprehensive loss						(77,054)

Balance, December 31, 2005	1,259	113,140	(727,149)	1,555	(536)	(611,731)

Comprehensive loss:
Net loss			(8,756)			(8,756)
Net change in unrealized holding gains (losses)				(2,002)		(2,002)
Net change in foreign currency translation				447		447

Comprehensive loss						(10,311)

Balance, December 4, 2006	$1,259	$113,140	$(735,905)	$—	$(536)	$(622,042)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands in tables)

A.	Nature of Operations and Plan of Liquidation

Nature of Operations

The notes to the financial statements relate to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company provided a broad range of financing and capital markets products, primarily to mid-size businesses. Throughout this document, “we,” “us” and “our” also refer to The FINOVA Group Inc. and its subsidiaries.

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to chapter 11, title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming our Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001, when we emerged from bankruptcy.

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of our assets. These activities have included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. We have sold substantial portions of asset portfolios and are considering future sales of our remaining assets if buyers can be found at acceptable prices; however, there can be no assurance that we will be successful in efforts to sell additional assets. We are currently offering to sell our remaining assets both by portfolio and individual asset. We are prohibited by the Indenture governing our 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities or other business, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value. Any funds generated in excess of cash reserves permitted by our debt agreements have been used to reduce obligations to our creditors.

Because substantially all of our assets (except for a few assets that could not be pledged because those assets already secured other obligations) are pledged to secure obligations under the promissory notes of FINOVA Capital issued to us in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”), our ability to obtain additional or alternate financing is severely restricted. Accordingly, we intend to rely on internally generated cash flows from the liquidation of assets as our only meaningful source of liquidity.

Plan of Liquidation

On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 4, 2006, the Bankruptcy Court granted our Motion and approved (i) the previously announced settlement of various litigations associated with The Thaxton Group, Inc. (the “Thaxton Settlement”), (ii) the ongoing sale of our remaining assets, the orderly windup of our operations and our future dissolution, (iii) our sale of all or substantially all of our assets without stockholder approval and our future dissolution without stockholder approval at such time as our Board deems to be appropriate and (iv) channeling to the Bankruptcy Court any claims against us that the holders of our Senior Notes or the indenture trustee for the Senior Notes may have arising from or in any way related to our joint chapter 11 plan, the ongoing liquidation of FINOVA, the senior secured notes, or the windup of our operations.

Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to 24 months or the end of 2008.

As a result of the aforementioned approvals, we have taken steps to initiate our complete liquidation and as such, the information provided in this Annual Report on Form 10-K reflects the our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis

THE FINOVA GROUP INC.

of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated net settlement amount. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). We will maintain adequate cash reserves to pay all operating expenses as they come due in accordance with the Indenture.

B.	Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of the net realizable values, reserve for future costs and settlement amounts. Actual results could differ from those estimated.

Consolidation Policy

The consolidated financial statements present the assets and liabilities, financial position and results of operations of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation. The consolidation of variable interest entities is addressed below in our Impaired Loans policy.

Liquidation Basis of Accounting

With the approval of our Plan of Liquidation by the Bankruptcy Court, our complete liquidation is considered to be imminent and as such, we adopted the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated

THE FINOVA GROUP INC.

cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The estimated net realizable values were determined primarily based on signed contracts, settlement agreements or letters of intent to sell. More than 98% of the net realizable value for loans and direct financing leases at December 31, 2006 was readily determinable based on signed contracts, settlement agreements and letters of intent. The net realizable values for the remainder of the loans and direct financing leases were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of our customers and collateral. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values. Additionally, effective December 4, 2006, the balance of the reserve for credit losses was reallocated to individual loans and direct financing leases in conjunction with their valuation at net realizable values.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The estimated net realizable values were determined primarily based on signed contracts or letters of intent to sell. More than 98% of the net realizable value for owned assets at December 31, 2006 was readily determinable based on signed contracts and letters of intent. The net realizable values for the remainder of the owned assets were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, lessee performance and residual value assumptions for leases. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Investments. All investments are reported at either their fair value or estimated net realizable values, based on published information, quotes by registered securities brokers or signed contracts. Investments for which market information is not readily available were valued based on estimated future cash flows that may be realized from the investment, if any.

Reserve for Estimated Costs During the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll, benefits and severance), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of assets sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of severance and performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

Going Concern Basis of Accounting

Our financial statements are presented on a going concern basis of accounting for all periods preceding December 5, 2006. These financial statements reflect the historical basis of assets and liabilities as of December 31, 2005 and the historical results of operations for the period January 1, 2006 to December 4, 2006 and the years ended December 31, 2005 and 2004.

Several of our accounting policies on a going concern basis of accounting pertained to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts relied, to a great extent, on the estimation and timing of future cash flows. Our cash flow estimates assumed that our assets were collected in an orderly fashion over time.

Impairment of financing assets (subsequent to implementation of fresh-start reporting) was recorded through our reserve for credit losses, and accounting rules permitted the reserve for credit losses to be increased or decreased as facts and assumptions changed. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. Those marked down values became our cost basis in those assets, and accounting rules did not permit the carrying value of those assets

THE FINOVA GROUP INC.

to be increased above that fresh-start cost basis if subsequent facts and assumptions resulted in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis were recorded through operations when collected.

Impairment of other financial assets was marked down directly against the asset’s carrying amount. Accounting rules permitted further markdown if changes in facts and assumptions resulted in additional impairment; however, most of those assets (except certain investments and assets held for sale, which could be marked up for subsequent events) could not be marked up even if subsequent facts and assumptions resulted in a projected increase in value. Recoveries of previous markdowns were recorded through operations when collected.

Because of these accounting restrictions under the going concern basis of accounting, we were not permitted to fully reflect some anticipated improvements in the portfolio until they were actually realized. With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio will be fully reflected in our financial statements as facts and assumptions change.

Listed below are the more significant policies that impacted the valuation and reporting of our portfolio under the going concern basis of accounting:

Assets Held for the Production of Income. Assets held for the production of income included off-lease and returned assets previously the subject of financing transactions that were being made available for new financing transactions. Assets held for the production of income were carried at amortized cost with adjustment for impairment, if any, recorded as a gain or loss on financial assets. The determination of impairment was often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value. Depreciation of these assets was charged to operations over their estimated remaining useful lives.

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we implemented fresh-start reporting upon emergence from chapter 11. This resulted in a material net reduction to the carrying amounts of our assets and liabilities to record them at their then current fair values. The new carrying amounts were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by us to be appropriate.

The fresh-start adjustments to revenue accruing loans and financing leases accreted into interest income utilizing the effective interest method over the life of the transactions. If transactions were classified as nonaccruing, our policy was to suspend income accretion.

The original fresh-start adjustment (“discount”) to the Senior Notes partially amortized to interest expense over the term of the notes, utilizing the effective interest method. The effective rate represented the implicit rate derived from the estimated fair value and our estimate of anticipated future cash flows to the debt holders at the time of emergence.

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan became impaired when it was probable that we would be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves were recorded when the current carrying amount of a loan exceeded the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original contractual interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in fresh-start reporting were considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment.

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

Virtually all of our impaired loans to entities with marginal or negative equity were the result of operating losses which were not envisioned at the time of the original design and structure of the loans (i.e., actual losses incurred subsequent to the origination of each of the loans have exceeded expected losses at the time of loan origination). We have restructured debt in accordance with the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which was accounted for in accordance with that statement and was not subject to the provisions of FIN 46.

THE FINOVA GROUP INC.

We have from time to time, for economic or legal reasons related to our borrowers’ financial difficulties, granted concessions to borrowers that we would not otherwise consider. Those concessions either stemmed from an agreement between our borrowers and us or were imposed by law or a court. For example, we have restructured the terms of debt to alleviate the burden of our borrowers’ near-term cash requirements and many troubled debt restructurings involved modifying terms to reduce or defer cash payments required of our borrowers in the near future to help our borrowers’ attempts to improve their financial condition and eventually be able to pay us. In other instances, we accepted cash, other assets, or an equity interest in our borrowers in satisfaction of the debt though the value received was less than the amount of the debt, because we concluded that step would maximize recovery of our investment.

Additionally, we held variable interests in qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, variable interests were excluded from consolidation as long as we continued to meet the qualifying special-purpose entity conditions of SFAS No. 140, which we did.

Impairment of Owned Assets. In accordance with SFAS No. 144, an owned asset was considered impaired if undiscounted future cash flows expected to be generated by the asset were less than the carrying amount of the asset. SFAS No. 144 provided several acceptable methods for measuring the amount of the impairment. Our typical practice was to compare the carrying amount of the asset to the present value of the estimated future cash flows, using risk adjusted discount rates determined by us to be appropriate.

Investments. Our investments included debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities were designated as either (a) held to maturity, which were carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which were carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which were carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of stockholders’ equity.

Partnerships and nonmarketable equity securities were accounted for using either the cost or equity method depending on our level of ownership in the security. Under the equity method, we recognized our share of income or loss of the security in the period in which it is earned or incurred. Under the cost method, we recognized income based on distributions received.

The carrying values of equity securities and partnership interests were periodically reviewed for impairment, which, if identified, was recorded as a charge to operations.

Nonaccruing Assets. Accounts were generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower became 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal became doubtful. Due to a variety of factors, accounts may have been classified as nonaccruing even though the borrower was current on principal and interest payments. In certain instances, accounts may have been returned to accruing status if sustained performance was demonstrated.

Reserve for Credit Losses. The reserve for credit losses was established for estimated credit impairment on individual assets and inherent credit losses in our loan and financing lease portfolios. This reserve was not established for other financial assets, as those asset classes were subject to other accounting rules. The provision for credit losses was the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimated to be adequate. Impairment reserves were created if the carrying amount of an asset exceeded the present value of its estimated recovery. Impairment reserves were measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. Reserves on assets that were not impaired were based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Establishing reserves included the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Accounts were either written off or written down and charged to the reserve when the actual loss was determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectible increased the reserve for credit losses.

Residual Values. Residual values represented estimates of the value of leased assets at the end of contract terms and were initially recorded based upon appraisals or estimates. Residual values were periodically reviewed for other than temporary impairment.

Revenue Recognition. For loans and other financing contracts, earned income was recognized over the life of the contract, using the effective interest method.

THE FINOVA GROUP INC.

For operating leases, earned income was recognized on a straight-line basis over the lease term and depreciation was taken on a straight-line basis over the estimated useful lives of the leased assets.

Income recognition was generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments became 90 days past due, or when, in the opinion of management, a full recovery of income and principal became doubtful and the account was determined to be impaired. Income recognition was resumed only when the lease, loan or other financing contract became contractually current and sustained performance was demonstrated or when in the opinion of management, recovery of interest and principal became probable.

Troubled Debt Restructuring. In accordance with SFAS No. 15, a restructuring of a debt constituted a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties granted a concession to the debtor that it would have not otherwise consider. Virtually all of our restructurings of financing arrangements were considered to be troubled debt restructurings in accordance with SFAS No. 15.

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $170.1 million and $197.4 million at December 31, 2006 and 2005, respectively.

Deferred Income Taxes. Deferred tax assets and liabilities were recorded for estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities were measured using enacted tax law. A valuation allowance was recorded since it was more likely than not that a deferred tax asset would not be realized.

Impermissible Restricted Payments. The Indenture defines impermissible restricted payments as dividends or distributions to and/or repurchases of stock from common stockholders that, if made, would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Impermissible restricted payments are required to be retained until such time, if ever, that we are no longer restricted from making a distribution to our stockholders or until it is necessary to use the cash to satisfy our debt obligations.

Segment Reporting. In connection with our reorganization and emergence from bankruptcy in 2001, formerly reported operating segments were combined into one operating unit. We are no longer soliciting new business and our assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units and as a result, comparisons with prior periods are not meaningful.

Savings Plan. We maintain The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. Our matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. Additionally, beginning January 1, 2005, substantially all employees receive an Age & Service contribution to the Savings Plan based on each employee’s eligible earnings, age and years of service. The Savings Plan will be terminated effective March 31, 2007.

New Accounting Standards. There were no new accounting standards issued during 2006 that impacted us.

C.	Effects of Adopting the Liquidation Basis of Accounting

In connection with the adoption of the liquidation basis of accounting, certain assets were written up a net $60.0 million to reflect their estimated net realizable value. We were previously precluded from increasing the recorded carrying values of assets under the going concern basis of accounting. The $60.0 million markup was primarily comprised of a $14.1 million increase to assets supported by underlying loan and direct financing agreements, a $42.7 million increase to owned assets (operating and off-lease assets) and a $4.8 million increase to investments, partially offset by a net $1.6 million mark down to various other assets including the elimination of certain prepaid assets. The majority of the estimated net realizable value of assets was determined based upon actual completed sales proceeds, signed definitive agreements, letters of intent to sell and settlement agreements, while the remainder of the value was supported by estimated cash flows on a transaction by transaction basis.

THE FINOVA GROUP INC.

During the period from December 5, 2006 through December 31, 2006, the estimated net realizable value of our liquidating portfolio and other assets increased an additional $2.1 million primarily as a result of a net $0.9 million increase in offers to purchase certain owned aviation assets, a $0.4 million increase in the estimated value of loans and investments and receiving notification of an unanticipated $0.8 million recovery (recorded in other assets) on certain Senior Notes that reverted back to the Company. Additionally, during the period from December 5, 2006 through December 31, 2006, we had an operating loss of $8.2 million, which primarily represents additional interest accruing on the Senior Notes, partially offset by interest income earned on cash investments and other operating activity. As of result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income is no longer being recognized on our portfolio. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments.

Under the liquidation basis of accounting, we are also required to establish a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs during the liquidation period:

	December 4, 2006	Transfers and Payments	December 31, 2006
People costs (payroll, benefits and severance)	$4,710	$(566)	$4,144
Leucadia management fees	8,000		8,000
Professional services and litigation costs	11,768	(1,337)	10,431
General corporate expenses	1,831	(147)	1,684

Total reserve for estimated costs during the liquidation period	$26,309	$(2,050)	$24,259

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, the principal amount due on the Senior Notes ($1.5 billion) was adjusted down to its estimated settlement amount of $396.6 million at December 4, 2006, while taking into consideration the remaining fresh-start discount ($509.7 million), which has been eliminated. Additionally, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. As of December 31, 2006, the estimated settlement amount of the Senior Notes was reduced to $390.6 million.

D.	Total Financial Assets

As a result of the adoption of the liquidation basis of accounting, most of the prior disclosures related to total financial assets are no longer applicable. Our liquidating portfolio is now recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected. Disclosures have been presented in this section for those items which are comparable to the prior year.

Under the going concern basis of accounting, total financial assets represented our portfolio of investment activities, which primarily consisted of secured financing contracts (such as loans and direct financing leases). In addition to our financing contracts, we had other financial assets, including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. As of December 31, 2005, the carrying amount of total financial assets (before reserves) was $355.7 million.

Upon emergence from chapter 11 in August 2001, we adopted fresh-start reporting, which resulted in material adjustments to the carrying amount of our total financial assets to record them at their reorganization value. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the adjustment was originally scheduled to accrete into income over the life of the underlying transactions, while the remaining portion of the adjustment was reflected as a permanent write down to other financial assets. As of December 31, 2005, the unamortized amount totaled $52.3 million, of which we suspended the accretion of $40.7 million due to the underlying assets being classified as nonaccruing.

Concentration of Credit Risk

Since our total financial assets were primarily concentrated in specialized industries, we were subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy, particularly those impacting the aviation industry. We also completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those

THE FINOVA GROUP INC.

borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including aviation) of those borrowers and their affiliates.

At December 31, 2006, the carrying value on a liquidation basis of our top 10 aggregate exposures to borrowers and their affiliates totaled approximately $148.9 million and represented 84.8% of our liquidating portfolio (excluding the severance and bonus trusts of $10.1 million), as compared to our top 10 exposures (on a going concern basis) at December 31, 2005 of $220.3 million, which represented 64.6% of total financial assets (before reserves and excluding the severance and bonus trusts of $14.4 million). The top 10 exposures at December 31, 2006 were primarily concentrated in aviation assets and the loan to The Thaxton Group, which alone makes up about 48% of the net realizable value expected from our liquidating portfolio. As of the date of this report, all of our top 10 exposures have either been liquidated, are under binding definitive agreements or letters of intent to sell or are subject to a negotiated settlement.

At December 31, our transportation portfolio consisted of the following aircraft:

2006

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	1		1	23
Boeing 727	1		1	28
Boeing 737	4	4		18
McDonnell Douglas DC 10	7		7	29
McDonnell Douglas MD-80 series	9	9		22
Regional jets, corporate aircraft and turbo props	10	10		20

Total	32	23	9	23

2005

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)
Airbus 300	3		3	24
Boeing 727	9	4	5	26
Boeing 737	13	13		20
Boeing 747	1		1	17
Boeing 757	4	4		12
McDonnell Douglas DC 8 and DC 9	4	4		34
McDonnell Douglas DC 10	9	1	8	28
McDonnell Douglas MD-80 series	17	17		20
Regional jets, corporate aircraft and turbo props	29	29		13

Total	89	72	17	19

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements.

At December 31, 2006, 12 aircraft were operated by domestic carriers, while 19 aircraft were operated by foreign carriers. Additionally, one aircraft was off-lease and parked at a storage facility in the United States. At December 31, 2005, 33 aircraft were operated by domestic carriers, while 45 aircraft were operated by foreign carriers. Additionally, 11 aircraft were off-lease and parked at various storage facilities in the United States and Europe, including two aircraft, which were identified for potential dismantling or sale at scrap values.

As of the date of this report, we had 32 aircraft with a total carrying value on a liquidation basis of approximately $85.1 million that had either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. Due to the fact these aircraft are operating throughout the world, additional time will be necessary to close the sales. It is to our advantage to close these transactions when the aircraft are in tax friendly jurisdictions to minimize transfer taxes. No assurance

THE FINOVA GROUP INC.

can be given that all of these commitments will result in actual sales or the timing of such sales, but all of the aircraft are targeted to close by the end of the first quarter of 2007. There is a possibility for a small number of aircraft sales to slide into the second quarter of 2007.

In addition to the aircraft noted above, our transportation portfolio also includes 13 engines, miscellaneous parts and some unsecured aviation notes and claims with a total carrying value on a liquidation basis of approximately $5.0 million as of December 31, 2006. The majority of these assets had either been liquidated subsequent to December 31, 2006, are under individual letters of intent to sell or are subject to a definitive agreement to sell. We are in the process of marketing the remaining uncommitted assets for sale, all of which are targeted for closure by the end of the first quarter of 2007.

Our non-aviation portfolio, in addition to the Thaxton loan, at December 31, 2006 was comprised of assets with a net realizable value of approximately $11.9 million, including our $10.1 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assts are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. Substantially all of the other non-aviation assets are in the process of being liquidated.

The estimated net realizable value of our portfolio included, among other transactions, a number of customer judgments and claims, nonmarketable private equity securities and certain obligations owed to us by companies that are in liquidation. In many of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable values of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are reflected as a change in net assets in liquidation as they are received.

Financing Assets

Loans and other financing contracts at December 31, 2005 consisted of the following:

Receivables	$244,577
Accrued interest	49,275
Unearned and suspended income	(115,965)

Total loans and other financing contracts, net	$177,887

We had a number of loans with payments that fluctuated with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans with floating interest rates was $50.6 million at December 31, 2005. As of December 31, 2006, we did not have any net realizable value supported by underlying loans with floating interest rates.

Interest earned from financial transactions with floating interest rates, excluding the recognition of previously suspended income and fresh-start accretion, was approximately $1.1 million for the January 1, 2006 to December 4, 2006 and $3.5 million and $18.2 million for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, we had unfunded customer commitments of approximately $9.2 million, while no unfunded commitments remained at December 31, 2006. Funding was typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, we had the legal right to cease funding. In these circumstances, decisions to continue or cease funding were made on a case-by-case basis following an evaluation as to what management believed was in our best interest.

Direct financing leases at December 31, 2005 consisted of the following:

Rental receivables	$145,975
Estimated residual values	33,948
Unearned and suspended income	(101,975)

Total direct financing leases	$77,948

THE FINOVA GROUP INC.

As of December 31, 2006, we had only one asset with a net realizable value supported by an underlying direct financing lease. The future minimum lease payments on this asset total $131 thousand for 2007 and no lease payments are scheduled beyond 2007.

Other Financial Assets

Assets held for sale were carried at the lower of cost or market with adjustment, if any, recorded as a gain or loss on financial assets. The following table presents the balances and changes in assets held for sale.

Balance, December 31, 2004	$42,498
Prepayment of non-recourse debt associated with leveraged leases	12,461
Net assets reclassified from held for sale	(21,095)
Markdown to estimated sales price	(13,442)
Runoff (amortization and prepayments)	(4,582)
Sale of assets	(15,840)

Balance, December 31, 2005	$—

At December 31, 2005, assets held for sale consisted of eight leveraged leases with Northwest Airlines and certain repossessed assets that have virtually no value. During 2005, repossessed and other owned assets declined $1.5 million due to normal runoff and $1.6 million of assets were reclassified from held for sale.

As of December 31, 2005, our remaining leveraged lease portfolio was comprised of two Boeing 757 aircraft and six regional jets on lease to Northwest Airlines. In conjunction with the Northwest Airlines’ bankruptcy filing, the airline notified FINOVA of its intent to renegotiate the terms of the leases or possibly reject the transactions. The outstanding senior debt on these leveraged leases was significantly in excess of the underlying aircraft values. As a result, the assets, which have a contractual balance of $86.4 million, had virtually no remaining value to FINOVA and their remaining carrying value was fully written-off in 2005. During 2005, we recognized net valuation markdowns of $13.4 million on the total leveraged lease portfolio, which consisted of $14.4 million of markdowns on the Northwest leveraged leases, a $4.9 million markup of our real estate leveraged leases and $3.9 million of other net markdowns within the transportation leveraged lease portfolio. During 2005, we completed the sale of numerous leveraged leases with carrying amounts of $15.8 million, which included our last two remaining real estate leveraged leases. Additionally during 2005, we prepaid $12.5 million (including penalties) of nonrecourse debt associated with the leveraged lease portfolio, which increased our basis in those assets. This debt prepayment was in conjunction with our repossessing the underlying collateral (an aircraft and a spare engine), which were reclassified from held to sale to off-lease assets.

During 2006, we were foreclosed out of the six regional jets on lease to Northwest Airlines, while some value was generated from the two Boeing 757 aircraft. During 2006, the senior debt holders of these aircraft sold their bankruptcy claims for a higher than anticipated value. The proceeds from this sale reduced the outstanding debt balance on the two Boeing 757 aircraft to an amount below the fair value of the aircraft, thereby creating value for us. As a result, we prepaid the remaining principal balance of $25.4 million then turned around and sold the aircraft to a third party for a gain of about $3.6 million. We have no further exposure to or assets under leveraged lease transactions as of December 31, 2006.

Operating leases at December 31, 2005 consisted of the following:

Cost of assets	$101,663
Accumulated depreciation	(31,879)

Total operating leases	$69,784

As of December 31, 2006, future minimum rentals on noncancelable operating leases are $30.4 million in the aggregate and for each of the next five years are $12.6 million, $7.1 million, $4.3 million, $3.0 million and $2.8 million. However, the future minimum rentals are not considered to be relevant due to the fact that our aircraft portfolio is in the process of being sold. Refer to Note C. “Effects of Adopting the Liquidation Basis of Accounting” for a discussion of the net realizable value of assets supported by operating leases.

THE FINOVA GROUP INC.

Investments at December 31, 2005 consisted of the following:

Partnerships and nonmarketable equity securities	$1,674
Available for sale:
Marketable equity securities	2,719
Debt securities	484

Total available for sale	3,203

Held to maturity debt securities	3,050
Trading debt securities	14,563

Total investments	$22,490

Debt and marketable equity securities that were being held for an indefinite period of time were classified as available for sale and were carried at fair value using the specific identification method, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. All of the available for sale securities were liquidated during 2006.

We had a net unrealized holding gain of $2.0 million at December 31, 2005, which was an increase from the prior year. The increase in unrealized holding gains was primarily due to an increase in market value for an equity investment, which was subsequently sold during the first quarter of 2006, partially offset by asset sales during 2005. The net unrealized holding gains at December 31, 2005 included aggregate unrealized losses of $0.4 million. The unrealized losses were substantially all in a continuous loss position for more than 12 months. The amounts were not shown net of deferred taxes for 2005 due to our current tax position, which includes substantial net operating loss carryforwards. As of December 31, 2006, we had no unrealized holding gains or losses.

Held to maturity investments were domestic certificates of deposit with maturities of less than one year and approximate fair value. All certificates of deposits were redeemed during 2006.

Investments classified as trading in 2005 were comprised exclusively of assets held in two grantor trusts to secure severance and bonus obligations to our employees. The assets are held primarily for the benefit of the employees, but are recorded as investments due to our retained interest in any excess assets. Our investments in trading securities were marked to market on a quarterly basis through current operations. As of December 31, 2006, the severance and bonus trusts totaled $10.1 million and continues to be marked to market under the liquidation basis of accounting.

In addition to the trusts, we continued to hold approximately $1.0 million of partnerships and nonmarketable equity securities at December 31, 2006. All of these investments are in the process of being liquidated and their estimated net realizable values were supported primarily by signed contracts or commitments to sell.

Net gains of $9.8 million, $3.5 million and $7.8 million were recognized on sales of investments for the period January 1, 2006 to December 4, 2006 and years ended December 31, 2005 and 2004, respectively.

Assets held for the production of income at December 31, 2005 consisted of the following types of assets:

Aircraft	$7,111
Engines	461

Total assets held for the production of income	$7,572

Assets held for the production of income included off-lease and returned assets previously the subject of financing transactions that were being made available for new financing transactions. Assets held for the production of income were carried at amortized cost, with adjustments for impairment, if any, recorded in operations. These assets were generally depreciated over their remaining useful lives. As of December 31, 2006, under the liquidation basis of accounting, the net realizable value supported by off-lease assets totaled $5.0

THE FINOVA GROUP INC.

million. The underlying assets were comprised of one aircraft, six engines and some miscellaneous parts, all of which are targeted to be liquidated by the end of the first quarter of 2007.

E.	Reserve for Credit Losses

The following table presents, on a going concern basis, the balances and changes to the reserve for credit losses:

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended Dec. 31, 2005
Balance, beginning of year	$29,032	$101,270
Reversal of provision for credit losses	(15,426)	(51,811)
Write-offs	(6,980)	(31,553)
Recoveries	5,267	11,126

Balance, end of period	$11,893	$29,032

Under the liquidation basis of accounting, we were required to value all assets at their estimated net realizable value, which resulted in the reallocation of the reserve for credit losses directly against individual loans and direct financing leases. Any future impairments or improvements in assets will be shown as changes in net realizable values. For the periods ended December 4, 2006 and December 31, 2005, we recorded a reversal of provision for credit losses of $15.4 million and $51.8 million, respectively, to reduce our reserve for credit losses. The reserve reductions were primarily due to proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improvement in collection experience on certain assets, recoveries of amounts previously written off and our detailed assessment of estimated inherent losses in our portfolio. The largest events impacting the reserve during 2006 included a $14.7 million reduction in the reserve for credit losses due to the sale of our non-aviation assets for proceeds in excess of its carrying amount (net of reserves) and the recording during the third quarter of 2006 of an $8.7 million specific reserve related to the Thaxton loan. The specific reserve was necessary to adjust the net book value of the Thaxton loan to its estimated settlement of approximately $81.2 million before interest. Refer to Note N. “Litigation and Claims” for a further discussion of the Thaxton settlement.

A summary of the reserve for credit losses by impaired and other assets at December 31, 2005 was as follows:

Reserves on impaired assets	$28,288
Other reserves	744

Reserve for credit losses	$29,032

At December 31, 2005, the total carrying amount of impaired loans and leases was $241.1 million, of which $109.1 million were revenue accruing. The Company had established impairment reserves of $28.3 million related to $85.4 million of impaired assets.

During the period January 1, 2006 to December 4, 2006, reserves on impaired assets decreased to $11.9 million primarily due to write-offs and proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), partially offset by additional reserves recorded on certain existing impaired assets.

On a going concern basis, accounts classified as nonaccruing were $93.7 million or 63.4% of total financial assets (before reserves at December 4, 2006 as compared to $131.9 million or 37.1% at December 31, 2005. The decline in nonaccruing assets was primarily attributed to collections and asset sales $76.8 million and write-offs and net valuation markdowns of $3.4 million, partially offset by an increase following the prepayment of $25.4 million of nonrecourse debt associated with two leveraged leases with Northwest Airlines on Boeing 757 aircraft and the transfer of cash collected ($24.4 million, excluding $72.8 million in cash previously deposited into a reserve account not reflected on our balance sheet) from the Thaxton Entities since Thaxton’s bankruptcy filing. As of December 4, 2006, the nonaccruing balance was primarily comprised of the loan to the Thaxton Group, which had a carrying amount (before reserves) of approximately $90 million. Upon adoption of the liquidation basis of accounting and revaluation of our portfolio at its net realizable value, the concept of nonaccruing assets has been eliminated. All future cash received (principal, interest and rentals) on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments.

THE FINOVA GROUP INC.

F.	Receivable Sales

Franchise Securitization. We had a subordinated retained interest in receivables previously sold with limited recourse. Recourse was limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2005, the outstanding balance of the sold loans totaled $49.0 million, while our subordinated retained interest was valued at $0.5 million. Additionally, we had retained servicing responsibilities for these assets. During 2006, we sold our retained interest in the receivables for an amount slightly in excess of our book value.

G.	Debt

As of December 31, total debt outstanding was as follows:

	Liquidation Basis 2006	Going Concern Basis 2005
Senior Notes:
Principal	$1,483,975	$1,691,731
Fresh-start discount		(540,240)
Senior Notes principal estimated to not be settled or repaid	(1,093,347)

Senior Notes	$390,628	$1,151,491

During 2006 and 2005, we made $207.8 million and $474.9 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.5 billion as of December 31, 2006. Cumulative prepayments as of December 31, 2006 totaled $1.5 billion or 50% of the face amount ($2.97 billion) of the Senior Notes. Based on the revaluation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently project the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $404.8 million, which is considerably less than the outstanding principal of $1.5 billion, without giving consideration to interest accruals. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation. In order to eliminate the shortfall, the remaining assets (excluding cash and cash equivalents), which have already been marked up approximately 43% over their historical carrying amounts under the going concern basis of accounting, would have to increase in value by almost six times their already marked up value.

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

While, the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or to fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes.

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology.

THE FINOVA GROUP INC.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed in Note N. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to 24 months or the end of 2008.

The Senior Notes are reflected in the balance sheet at December 31, 2005, net of an unamortized discount of $540.2 million. The book value of the Senior Notes was scheduled to increase over time through the partial amortization of the discount as interest expense. For the period January 1, 2006 to December 4, 2006 and year ended December 31, 2005, we recorded amortization of $30.5 million and $39.4 million, respectively. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence from bankruptcy. With the adoption of the liquidation basis of accounting, the remaining fresh-start discount ($509.7 million) was eliminated in conjunction with the valuation of the Senior Notes at their estimated settlement amount.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders would receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Based upon the fact that the Senior Notes will not be fully repaid, we are required to retain impermissible restricted payments until such time, if ever, that we are no longer restricted from making a distribution to our stockholders or until it is necessary to use the cash to satisfy our debt obligations.

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $78.1 million as of December 31, 2006. Retained amounts are being segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

In April 2005, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. For a further discussion of the motion and its status, see Note N. “Litigation and Claims.”

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to our common stockholders in an aggregate amount equal to 5.263% of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will then be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by us), and five percent (5%) of any remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. Contingent interest payments will terminate in 2016. Our obligation to make the contingent interest payments is not secured.

Because substantially all of our assets (except for a few assets that could not be pledged because those assets already secured other obligations) are pledged to secure obligations under the Intercompany Notes securing the Senior Notes, our ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in

THE FINOVA GROUP INC.

the Company. Accordingly, we intend to rely on internally generated cash flows from the liquidation of assets as our only meaningful source of liquidity.

Based on our financial condition and imminent liquidation, there will not be sufficient funds available to fully repay the outstanding principal on the Senior Notes, make any 5% distribution to common stockholders, absent a court order in connection with the motion referred to above, or to make any contingent interest payments. As a result, there will not be a return to our stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

H.	Income Taxes

The consolidated income tax expense consisted of the following:

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended December 31,
		2005	2004
Current:
United States – State	$—	$245	$(144)
Foreign	—	4	28

	—	249	(116)

Deferred:
United States – State	—	(245)	144
Foreign	—	(4)	(28)

	—	(249)	116

Income tax expense	$—	$—	$—

During the period January 1, 2006 to December 4, 2006, we paid no income taxes, while during the year ended December 31, 2005; we paid $0.2 million in income taxes. In 2004, we received net income tax refunds of $2.6 million.

The federal statutory income tax rate applied to income before taxes is reconciled to the effective income tax rate as follows:

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended December 31,
		2005	2004
Federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes	(1.3)	2.8	(1.1)
Foreign tax effects	—	0.5	4.7
Valuation allowance	14.1	(30.3)	41.5
Original issue discount	(49.0)	(8.9)	(10.2)
Other	1.2	0.9	0.1

Expense for income taxes	—%	—%	—%

THE FINOVA GROUP INC.

The significant components of deferred tax liabilities and deferred tax assets at December 31, consisted of the following:

	Liquidation Basis 2006	Going Concern Basis 2005
Deferred tax liabilities:
Deferred income from leveraged leases	$205	$47,152
Basis difference in debt	301,265	73,330

Gross deferred tax liability	301,470	120,482

Deferred tax assets:
Deferred expenses/losses from lease financing	41,855	80,959
Reserve for credit losses	9,625	47,226
Goodwill	3,862	4,741
Alternative minimum tax	5,283	5,283
Net operating loss carryforward	510,892	454,777
Basis difference in loans and investments	16,351	47,998
Basis difference in owned assets	2,057	19,082
Accrued expenses	2,725	2,945
Reserve for estimated costs during the liquidation period	9,279
Other	1,850	2,023

Gross deferred tax asset	603,779	665,034
Valuation allowance	(302,309)	(547,073)

Net deferred tax asset	301,470	117,961

Net deferred tax liability	$—	$2,521

The deferred tax assets and liabilities at December 31, 2006 take into consideration the effects of recording assets at estimated net realizable value. In addition, the reserve for estimated liquidation costs can only be utilized for tax purposes in the years when such costs are incurred.

The effective income tax rates for the period January 1, 2006 to December 4, 2006 and the years ended December 31, 2005 and 2004, were zero. The zero rates were due to the expectation that we would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2006, the valuation allowance decreased $244.8 million, primarily due to the adoption of the liquidation basis of accounting. During 2005, the valuation allowance increased by $23.7 million, primarily due to the reversal of deferred tax liabilities. The reasons we may not be able to utilize all the deferred tax assets include a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

As of December 31, 2006 and 2005, we had federal NOL carryforwards of $1.3 billion and $1.2 billion, respectively, none of which expire prior to 2009.

I.	Stockholders’ Equity

In August 2001, we issued 61,020,581 shares of common stock to Berkadia, representing 50% of our outstanding shares after giving effect to implementation of the Plan. At December 31, 2006, 2005 and 2004, we had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. We have 400,000,000 shares of common stock authorized.

We have 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2006. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

THE FINOVA GROUP INC.

J.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) under the going concern basis of accounting prior to December 5, 2006 are as follows:

	Minimum Pension Liability Adjustment	Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2004	$—	$(446)	$3,435	$2,989
Change during 2004	(16,494)	(113)	(2,220)	(18,827)

Balance, December 31, 2004	(16,494)	(559)	1,215	(15,838)
Change during 2005	16,494	112	787	17,393

Balance, December 31, 2005	—	(447)	2,002	1,555
Change during 2006		447	(2,002)	(1,555)

Balance, December 4, 2006	$—	$—	$—	$—

The balances were not tax affected in 2006, 2005 and 2004 due to our current tax position, which includes substantial net operating loss carryforwards (see Note H. “Income Taxes”).

K.	General and Administrative Expenses

The following represents a summary of the major components of general and administrative expenses for the periods ended:

	Period Jan. 1, 2006 to		Year Ended December 31,
	Dec. 4, 2006%		2005	%	2004	%
Salaries and employee benefits	$12,472	44.5%	$25,469	56.1%	$30,948	68.8%
Other operating expenses	3,178	11.3%	4,717	10.4%	5,279	11.7%
Professional services (1)	10,173	36.3%	10,043	22.1%	4,184	9.3%
Occupancy expenses	1,041	3.7%	3,784	8.3%	2,397	5.3%
Depreciation and amortization	763	2.7%	805	1.8%	1,298	2.9%
Travel costs	429	1.5%	599	1.3%	889	2.0%

Total general and administrative expenses	$28,056	100.0%	$45,417	100.0%	$44,995	100.0%

(1)	Professional services for the year ended December 31, 2004 included a $5.8 million reversal of excess litigation accruals, which resulted from the settlement and payment of bankruptcy claims for amounts less than what had originally been accrued.

As a result of the adoption of the liquidation basis of accounting on December 4, 2006, we were required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of severance and performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accrual will be recorded as adjustments to net assets in liquidation in future periods.

L.	Operating Leases

As a result of the continued liquidation and sale of assets, we have consolidated operations and reduced staff, which has resulted in the need for less office space. By early 2007, we closed all corporate offices and moved the remaining residual staff to a new office location. The new executive office is on a short-term lease and has no termination costs. The total minimum future rental payments due under this operating lease were $22 thousand as of December 31, 2006.

THE FINOVA GROUP INC.

As of December 31, 2006 and 2005, we had a liability for terminated leases and office space we had ceased using totaling $3.1 million and $3.7 million, respectively. As of December 4, 2006, the entire remaining liability related to estimated lease termination damages were associated with two UK offices that were previously abandoned. Settlement negotiations with these landlords are on going and are expected to be resolved during early 2007.

Rent expense net of sublease rentals was $1.0 million, $3.8 million and $2.4 million for the period January 1, 2006 to December 4, 2006 and years ended December 31, 2005 and 2004, respectively. These rent expense amounts do not include rent payments and sublease rentals netted against a liability established in accordance with the provisions of SFAS No. 146, for future rentals (net of anticipated sublease rentals) on office space we were no longer using. Rent expense for the year ended December 31, 2005 includes an accrual of $1.8 million for lease termination costs associated with the termination of two long-term office lease agreements.

M.	Costs Associated with Exit or Disposal Activities

As a result of the sale of assets, the reduction in workforce and our overall contraction, we are currently incurring one-time termination benefits, including severance costs and contract termination costs.

Severance Costs

Employees are entitled to severance benefits under certain circumstances. In accordance with SFAS No. 146, we previously recognized the liability for termination benefits ratably over the employee’s remaining service period. The liability was measured on the date the employee received notice based on the fair value of the liability as of the termination date, using a credit-adjusted risk-free rate. As a result of the adoption of the liquidation basis of accounting on December 4, 2006, we were required to establish a reserve for estimated general and administrative expenses during the liquidation period, which resulted in all further estimated severance costs being fully accrued.

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended Dec. 31, 2005
Balance, beginning of year	$4,261	$4,252
Payments	(2,639)	(7,810)
Net additions	4,212	7,819

Balance, end of period	$5,834	$4,261

As of December 4, 2006 and December 31, 2005, the severance liability in the table covered approximately 42 and 61 individuals, respectively, at various levels throughout the Company, including staff, management and former employees that have not yet been paid their severance benefits. This liability is recorded in the accounts payable and accrued expenses line item in our financial statements. In addition, as noted above, all further severance costs through the completion of the Plan of Liquidation were included in the reserve for estimated costs during the liquidation period.

As a result of the continued wind down of our affairs, we anticipate a significant reduction in employees to occur in early 2007. By the end of April, we anticipate that we will have reduced our workforce to approximately five employees; however, the pace of employee reductions may change as necessitated by our operations, the timing of scheduled asset sales or other factors.

Contract Termination Costs

In accordance with SFAS No. 146, a liability had been recognized and measured at fair value for costs to terminate certain operating leases or other contracts upon termination and for costs that will continue to be incurred under contracts for their remaining terms without economic benefit to the Company, when we ceased using the rights conveyed by the contracts. As a result of the sale of assets and the reduction in the number of employees, we have had multiple office leases that we have ceased using or terminated (rejected in bankruptcy). We continue to incur costs under these operating lease contracts without receiving economic benefit or have negotiated termination costs in conjunction with the renegotiation of certain leases, including our principal executive office in Scottsdale, Arizona, which had been rejected during bankruptcy. As of December 4, 2006, the entire liability related to estimated lease termination damages were associated with two UK offices that were previously abandoned. Settlement negotiations with these landlords are on going and are expected to be resolved during early 2007.

THE FINOVA GROUP INC.

	Period Jan. 1, 2006 to Dec. 4, 2006	Year Ended Dec. 31, 2005
Balance, beginning of year	$3,699	$2,573
Payments	(371)	(651)
Net (reductions) additions	(250)	1,777

Balance, end of period	$3,078	$3,699

The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals. The net decrease during 2006 was the result of the payment of scheduled lease rentals (net of sublease Income) and a $250 thousand reduction in estimated lease termination costs. The net increase during 2005 was the result of accruing an additional $1.8 million of lease termination costs, due to the anticipated termination of two long-term office lease agreements, partially offset by the payment of scheduled lease rentals (net of sublease income) and termination costs.

N.	Litigation and Claims

Legal Proceedings

We are party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from our attempts to enforce our lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against us. Other than the matters described below, we believe that any resulting liability from our legal proceedings should not materially affect our net assets in liquidation or cash flows. The following matters could have a material adverse impact on our net assets in liquidation or cash flows.

It is our policy to accrue for loss contingencies, including litigation, only when the losses are probable and estimable. The determination of when losses become probable and estimable is inherently subjective and requires significant judgment, which may change, including in response to factors outside our control.

If any legal proceedings result in a significant adverse judgment against us, it is unlikely that we would be able to satisfy that liability due to our financial condition. As previously noted, due to our financial condition, we do not expect that we can satisfy all of our secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Our prior periodic filings with the Securities and Exchange Commission have disclosed ongoing litigation against FINOVA Capital with respect to The Thaxton Group Inc. (“TGI”) and several related entities (collectively, the “Thaxton Entities”).

Pursuant to an order of the Thaxton Entities bankruptcy court dated September 11, 2006, we transferred all of the cash received from the Thaxton Entities since commencement of the Thaxton Entities chapter 11 proceedings in October 2003, together with interest earned thereon (an aggregate of approximately $97.2 million), to a trust account to be held by Thaxton under order of the bankruptcy court. No funds in this account will be disbursed other than in accordance with the terms of an order of the bankruptcy court.

On September 12, 2006, we reached a preliminary settlement (the “Settlement”) to resolve all outstanding claims in the ongoing litigation between us, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities (the “Noteholders”), and the Official Committee of Unsecured Creditors of the Thaxton Entities. This Settlement will settle all of the actions involving us and the Thaxton Entities, in particular the actions pending in the United States District Court for the District of South Carolina, Anderson Division (the “District Court”), including the previously described new Thaxton action commenced in the District Court in June 2006, as well as claims in the Thaxton Entities chapter 11 proceedings (collectively, the “Thaxton Litigation”).

THE FINOVA GROUP INC.

Under the principal terms of the Settlement, which was approved by our Board of Directors on September 11, 2006 and the bankruptcy court for the FINOVA Capital and Thaxton Entities bankruptcies in December 2006, on the effective date of the Thaxton Entities plan of reorganization, we will receive all amounts we transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to us since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which will be retained by the Thaxton Entities. In addition, we will receive complete releases from all Thaxton parties for all matters related to the Thaxton Entities. The Settlement also required that the summary judgment order of the District Court be vacated, which occurred on February 15, 2007. Consummation of the Settlement remains subject to approval of a Plan of Reorganization by the Thaxton Entities bankruptcy court. We anticipate that consummation of the Settlement will be implemented in the second quarter of 2007.

Thaxton Life Partners Litigation

On February 14, 2007, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital, unrelated to the Thaxton Entities litigation noted above. The suit (the “TLP Action”) purports to be a class action filed on behalf of approximately 150 TLP noteholders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

The TLP Action is currently pending in the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. The Company and FINOVA Capital have filed a motion with the South Carolina District Court seeking an order compelling such arbitration. No hearing has yet been scheduled on that motion.

We also believe that all claims against both us and FINOVA Capital are without merit. The Company and FINOVA Capital intend to vigorously defend against the TLP noteholders’ claims asserted against them. If, however, the TLP Action results in a significant adverse final determination against us or FINOVA Capital, which is not anticipated, it is unlikely that the Company or FINOVA Capital would be able to satisfy that liability due to our financial condition. As previously disclosed, due to our financial condition, we do not expect that we can satisfy all of our secured debt obligations at maturity. Attempts to collect on any such judgment could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note G. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders would receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts are held in a restricted account, and totaled $78.1 million as of December 31, 2006. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use the funds in the restricted account to satisfy our obligations to creditors.

On February 1, 2006, the Bankruptcy Court issued its order approving our April 1, 2005 motion to the extent that we will be forever insolvent. The Bankruptcy Court did not find that we are presently or will be forever insolvent. As a result, we will continue to direct funds into the restricted account until such time that we are deemed to be forever insolvent and the funds will then be distributed to our creditors.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion.

O.	Fair Value of Financial Instruments

At December 31, 2006, our assets are stated at their net realizable value and liabilities are stated at their estimated settlement amount. The following table presents the historical carrying amount and estimated fair value of our financial instruments at December 31, 2005. Fair value was estimated and defined as the amount at which a financial instrument could be exchanged in a current transaction between

THE FINOVA GROUP INC.

willing parties in other than a forced sale or liquidation. These values did not represent our liquidation value and the fair value of debt may be less than the principal amount due on the debt (as is the case with the Senior Notes). Considerable judgment was required in interpreting market data to develop the estimated fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could have realized in a current market exchange. The use of different market assumptions or valuation methodologies may have had a material effect on the estimated fair value amounts. The carrying values of cash and cash equivalents, investments, accounts payable and accrued expenses approximated fair value.

The carrying amounts and estimated fair values of our financial instruments for the year ended December 31 2005, were as follows:

	Carrying Amount		Estimated Fair Value
Balance Sheet - Financial Instruments:
Loans and other financing contracts	$177,887	(1)	$188,458
Senior Notes	1,151,491		634,399

(1)	Carrying amount before reserves.

The methods and assumptions used to estimate the fair values of the financial instruments presented in the table were summarized as follows:

Loans and other financing contracts (before reserves). The fair value of loans and other financing contracts were based on their estimated net present value, determined by discounting expected cash flows at risk adjusted market rates for loans of similar credit quality. The carrying amounts presented in the table were before the reserve for credit losses, while the estimated fair value took credit losses into consideration. The process of determining fair value required the use of estimates regarding expected cash flows and risk adjusted market rates, and actual outcomes may differ from the estimated fair value.

Senior Notes. The Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2005. At December 31, 2005, the fair value of the Senior Notes was $634.4 million compared to their carrying amount of $1.2 billion and outstanding principal of $1.7 billion. The carrying amount of the Senior Notes was net of unamortized fresh-start discount of $540.2 million at December 31, 2005.

The fair value estimates presented herein were based on information obtained as of December 31, 2005. Although management was not aware of any factors that would have significantly affect the estimated fair values, the values presented have not been updated since December 31, 2005. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

P.	Related Party

In conjunction with our emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis. The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the Senior Notes were used to restructure our debt. In addition, we issued Berkadia 61,020,581 shares of common stock, representing 50% of our shares outstanding after giving effect to the implementation of the Plan. The Berkadia loan was scheduled to mature in 2006, but was fully repaid earlier than anticipated (first quarter of 2004) due to accelerated runoff and collection of the portfolio.

In connection with our reorganization, our Board of Directors was reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor’s committee. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor’s committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the Senior Notes as long as the outstanding balance of the Senior Notes is greater than $500 million.

Our business is being operated under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S.

THE FINOVA GROUP INC.

Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the agreement, we pay Leucadia an annual management fee of $8 million. Additionally, we reimburse Leucadia personnel for all reasonable out-of-pocket expenses.

Certain members of our Board of Directors have a relationship with Leucadia, Berkshire or ours creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background

Ian M. Cumming	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

Joseph S. Steinberg	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	Director of FINOVA since 2001.

G. Robert Durham	Director of FINOVA since 1992.

Thomas F. Boland	Director of FINOVA since 2001.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following represents the condensed results for the periods ended:

	First Quarter	Second Quarter	Third Quarter	Period Oct. 1, 2006 to Dec. 4, 2006
2006:
Total revenues	$18,906	$12,893	$12,208	$6,138
Interest margin	(21,728)	(26,122)	(25,397)	(19,408)
Total other revenues and (expenses)	37,073	16,529	30,032	265
Net income (loss)	15,345	(9,593)	4,635	(19,143)
Basic/diluted income (loss) per share	0.13	(0.08)	0.04	(0.16)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Total revenues	$28,302	$25,330	$22,771	$17,850
Interest margin	(22,074)	(21,179)	(21,668)	(25,125)
Total other revenues and (expenses)	21,558	9,669	(15,492)	(20,136)
Net loss	(516)	(11,510)	(37,160)	(45,261)
Basic/diluted loss per share	(0.00)	(0.09)	(0.30)	(0.37)