Form 10-Q
period 2007-03-31
FINOVA GROUP INC
filed 2007-05-09
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-11011

THE FINOVA GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0695381 (I.R.S. employer identification no.)

8320 North Hayden Road, Suite C112 Scottsdale, AZ (Address of principal executive offices)	85258 (Zip code)

Registrant’s telephone number, including area code: 480-624-4988

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

Yes  ☑    No☐

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2007, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Cash and cash equivalents	$235,562	$177,311
Restricted cash—impermissible restricted payments	78,104	78,104
Liquidating Portfolio:
Net realizable value supported by underlying loan or direct financing agreements	88,152	105,829
Net realizable value supported by underlying operating leases and other owned assets	21,504	68,624
Investments	9,463	11,091

Total Liquidating Portfolio	119,119	185,544
Other assets and deposits	2,046	2,877

Total Assets	$434,831	$443,836

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$42,046	$14,222
Accounts payable and other liabilities	10,328	14,727
Reserve for estimated costs during the liquidation period	18,772	24,259

Total Liabilities (excluding Senior Notes)	71,146	53,208

Net Assets Available for Settlement of Senior Notes	363,685	390,628
Senior Notes with outstanding principal of $1.5 billion, at estimated settlement amount	363,685	390,628

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Dollars in thousands)

(Unaudited)

Net Assets in Liquidation at December 31, 2006	$—

Changes in net assets in liquidation from January 1, 2007 through March 31, 2007:
Change in estimated net realizable value of assets	(1,810)
Interest earned on investment of cash reserves and other operating activity	3,416
Increase in estimated costs during the liquidation period	(724)
Interest accruing on the Senior Notes	(27,825)
Reduction in the estimated settlement of the Senior Notes	26,943

Net Change in Net Assets in Liquidation from January 1, 2007 through March 31, 2007	$—

Net Assets in Liquidation at March 31, 2007	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS (GOING CONCERN BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Dollars in thousands, except per share data)

(Unaudited)

Revenues:
Interest income	$3,714
Rental income	1,481
Operating lease income	8,389
Fees and other income	5,322

Total Revenues	18,906
Interest expense	(38,976)
Operating lease depreciation	(1,658)

Interest Margin	(21,728)

Other Revenues and (Expenses):
Reversal of provision for credit losses	21,103
Net gain on financial assets	28,783
Portfolio expenses	(5,484)
General and administrative expenses	(7,329)

Total Other Revenues and (Expenses)	37,073

Income before income taxes	15,345
Income tax expense	—

Net Income	$15,345

Basic/diluted earnings per share	$0.13

Weighted average shares outstanding	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (GOING CONCERN BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Dollars in thousands)

(Unaudited)

Operating Activities:
Net income	$15,345
Adjustments to reconcile net income to net cash used by operating activities:
Reversal of provision for credit losses	(21,103)
Net cash gain on disposal of financial assets	(27,820)
Net non-cash gain on financial assets	(963)
Depreciation and amortization	1,849
Deferred income taxes, net	(126)
Fresh-start accretion—assets	(289)
Fresh-start discount amortization—Senior Notes	8,028
Change in assets and liabilities:
Decrease in other assets	435
Decrease in accounts payable and accrued expenses	(9,748)
Increase in interest payable	30,036

Net Cash Used by Operating Activities	(4,356)

Investing Activities:
Proceeds from disposals of leases and other owned assets	26,431
Proceeds from sales of investments	1,809
Proceeds from sales of loans and financing leases	34,078
Collections and prepayments from financial assets	32,658
Fundings under existing customer commitments	(3,636)
Deposit of impermissible restricted payments into restricted cash account	(3,125)
Recoveries of loans previously written off	1,503

Net Cash Provided by Investing Activities	89,718

Financing Activities:
Principal prepayments of Senior Notes	(59,359)

Net Cash Used by Financing Activities	(59,359)

Increase in Cash and Cash Equivalents	26,003
Cash and Cash Equivalents, beginning of year	212,317

Cash and Cash Equivalents, end of period	$238,320

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Dollars in thousands in tables)

(Unaudited)

A.	Nature of Operations and Plan of Liquidation

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Capitalized terms not defined herein are used as defined in the Form 10-K.

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

Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to the end of 2008. The reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the end of 2007.

As a result of the aforementioned approvals, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated net settlement amount. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). We continue to maintain adequate cash reserves to pay all operating expenses as they come due in accordance with the Indenture.

B.	Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of net realizable value, reserve for future costs and settlement amounts. Actual results could differ from those estimated.

Consolidation of Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of March 31, 2007 and the changes in net assets presented herein have been included in our consolidated financial statements.

For a complete listing of our significant accounting policies, see Note B. “Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies related to the liquidation basis of accounting were the only policies presented herein. With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at March 31, 2007 and December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The majority of the estimated net realizable values were determined primarily based on signed contracts, settlement agreements or letters of intent to sell. The net realizable values for the remainder of the loans and direct financing leases were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of our customers and collateral. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The majority of the estimated net realizable values were determined primarily based on signed contracts or letters of intent to sell. The net realizable values for the remainder of the owned assets were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, lessee performance and residual value assumptions for leases. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

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

C.	Effects of the Liquidation Basis of Accounting

During the three months ended March 31, 2007, the estimated net realizable value of our liquidating portfolio decreased a net $1.8 million primarily due to revised purchase prices on certain committed aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the estimated net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset. Additionally, during the three months ended March 31, 2007, we accrued $27.8 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $3.4 million. As a result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income is no longer being recognized on our portfolio. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

Under the liquidation basis of accounting, we are also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation period (estimated to be the end of 2007). The following is a summary of and changes to the reserve for estimated costs during the liquidation period:

	December 31, 2006	Adjustments and Payments	March 31, 2007
People costs (payroll, benefits and severance)	$4,144	$(1,318)	$2,826
Leucadia management fees	8,000	(2,000)	6,000
Professional services and litigation costs	10,431	(2,003)	8,428
General corporate expenses	1,684	(166)	1,518

Total reserve for estimated costs during the liquidation period	$24,259	$(5,487)	$18,772

During the three months ended March 31, 2007, the reserve declined to $18.8 million due to the payment of expenses, partially offset by an increase caused by retaining certain employees for a slightly longer period of time than previously estimated. The staff retention is directly related to aircraft sales sliding into the second quarter and additional time consumed by the equity committee’s review of our solvency (for further details, see Note G. “Litigation and Claims”), both of which have caused delays to the overall liquidation process (including the dissolution of entities and resolution of claims).

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended March 31, 2007, the estimated settlement amount of the Senior Notes was reduced by $26.9 million to a balance of $363.7 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (total principal and interest) of approximately $405.7 million, which is a $0.9 million increase over our year-end estimate.

D.	Liquidating Portfolio

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

At March 31, 2007, the carrying value on a liquidation basis of our top 10 aggregate exposures to borrowers and their affiliates totaled approximately $109.4 million and represented 98.5% of our liquidating portfolio (excluding the severance and bonus trusts of $8.1 million), as compared to our top 10 exposures (on a liquidation basis) at December 31, 2006 of $148.9 million, which represented 84.8% of our liquidating portfolio (excluding the severance and bonus trusts of $10.1 million). The top 10 exposures at March 31, 2007 were primarily concentrated in aviation assets and the loan to The Thaxton Group, which alone made up 75.3% of the net realizable value expected from our liquidating portfolio. We subsequently received $83.7 million on April 16, 2007 in full and final settlement of the Thaxton loan. As of the date of this report, all of our top 10 exposures have either been liquidated; are under binding definitive agreements or letters of intent to sell; or are subject to a negotiated settlement.

At March 31, 2007, our transportation portfolio consisted of the following aircraft:

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (in years)
McDonnell Douglas DC10	1		1	32
McDonnell Douglas MD-80 Series	7	7		23
Regional jets, corporate aircraft and turbo props	7	7		24

Total	15	14	1	24

At March 31, 2007, five aircraft were operated by domestic carriers, while 10 aircraft were operated by foreign carriers. In addition to the aircraft, our transportation portfolio also includes two aircraft engines, a small number of miscellaneous parts and some unsecured aviation notes and claims with a total carrying value on a liquidation basis of approximately $1.0 million as of March 31, 2007. As of the date of this report, we had 15 aircraft with a total carrying value on a liquidation basis of approximately $24.7 million. All of these assets have either been liquidated subsequent to March 31, 2007 or are subject to a definitive agreement to sell. Due to the fact that these aircraft are operating throughout the world, additional time will be necessary to close the sales. It is to our advantage to close these transactions when the aircraft are in tax friendly jurisdictions to minimize transfer taxes. No assurance can be given that all of these commitments will result in actual sales or the timing of such sales, but the remaining aircraft are targeted to close during the second quarter of 2007.

Our non-aviation portfolio, in addition to the Thaxton loan, at March 31, 2007 was comprised of assets with a net realizable value of approximately $9.7 million, including our $8.1 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. Substantially all of the other non-aviation assets are in the process of being liquidated.

The estimated net realizable value of our portfolio included, among other transactions, a number of customer judgments and claims, non-marketable private equity securities and certain obligations owed to us by companies that are in liquidation. In many of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are reflected as a change in net assets in liquidation as they are received.

E.	Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	March 31, 2007	December 31, 2006
Senior Notes:
Principal	$1,483,975	$1,483,975
Senior Notes principal estimated to not be settled or repaid	(1,120,290)	(1,093,347)

Senior Notes	$363,685	$390,628

During the first quarter of 2007, we made no principal prepayments on the Senior Notes. In April 2007, we announced a partial prepayment of $59.4 million that will be paid on May 15, 2007. Following this prepayment, cumulative prepayments will total $1.54 billion or approximately 52% of the face amount ($2.97 billion) of the Senior Notes. Additionally, bonds with a face amount of $900 thousand and outstanding principal balance of $450 thousand reverted back to us under the sunset provisions of the Indenture and on April 5, 2007 the trustee cancelled these bonds, reducing the March 31, 2007, principal amount by

$450 thousand. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (total principal and interest) of approximately $405.7 million, which is considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

While, the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes. In accordance with the terms of the Indenture, we are required to use any excess cash as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed below in Note G. “Litigation and Claims”, we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to the end of 2008.

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

In conjunction with the prepayments of Senior Notes noted above, we will have retained a total of $81.2 million as of May 15, 2007. Retained amounts are being segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

F.	Income Taxes

Our federal net operating loss carryforwards of $1.3 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the three months ended March 31, 2007 and 2006. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concern regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

G. Litigation and Claims

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

Historically, it was our policy to accrue for loss contingencies, including litigation, only when the losses were probable and estimable. The determination of when losses became probable and estimable was inherently subjective and required significant judgment. Under the liquidation basis of accounting, liabilities for loss contingencies and claims are reported at their estimated net settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate or settle an obligation in the due course of business.

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

The principal terms of the Settlement were approved by our Board of Directors on September 11, 2006 and the bankruptcy court for the FINOVA Capital and Thaxton Entities bankruptcies in December 2006. The Thaxton Plan of Reorganization was approved by the bankruptcy court on April 3, 2007, and became effective on April 16, 2007. On April 16, 2007, we received $83.7 million, representing all amounts we transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to us since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which will be retained by the Thaxton Entities. In addition, we received complete releases from all Thaxton parties for all matters related to the Thaxton Entities and the summary judgment order of the District Court was vacated.

Thaxton Life Partners Litigation

On February 14, 2007, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital (the “TLP Action”), unrelated to the Thaxton Entities litigation noted above. The TLP Action purports to be a class action filed on behalf of approximately 150 TLP note holders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

The TLP Action is currently pending in the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. The Company and FINOVA Capital have filed a motion with the South Carolina District Court seeking an order compelling such arbitration. No order has yet been issued with respect to this issue. We also believe that all claims against both us and FINOVA Capital are without merit. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against them. If, however, the TLP Action results in a significant adverse final determination against us or FINOVA Capital, which is not anticipated, it is unlikely that the Company or FINOVA Capital would be able to satisfy that liability due to our financial condition. As previously disclosed, due to our financial condition, we do not expect that we can satisfy all of our secured debt obligations at maturity. Attempts to collect on any such judgment could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders would receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts are held in a restricted account, and will total $81.2 million as of May 15, 2007. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use the funds in the restricted account to satisfy our obligations to creditors.

On February 1, 2006, the Bankruptcy Court issued its order approving our April 1, 2005 motion to the extent that we will be forever insolvent. The Bankruptcy Court did not find that we are presently or will be forever insolvent. As a result, we will continue to direct funds into the restricted account until such time that we are deemed to be forever insolvent.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion. As expected, the financial expert concluded that FINOVA is insolvent. The parties will seek a final order of the bankruptcy court declaring FINOVA’s insolvency. Once issued, the equity committee may then appeal the underlying ruling of the bankruptcy court should they so desire.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and the Special Note Regarding Forward-Looking Statements included herein. Capitalized terms not defined herein are used as defined in the Form 10-K. The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

OVERVIEW

During the first quarter of 2007, we continued to make significant progress in the orderly collection and liquidation of our assets. Our liquidating portfolio declined by approximately 36% since year-end 2006, reducing the net realizable value of our remaining assets to just over $119 million at March 31, 2007. As we previously mentioned, it has become increasingly more difficult for us to offset the incremental costs of collecting our assets in an orderly fashion and as a result, to maximize the value of our remaining assets, we initiated efforts to accelerate the liquidation process. The vast majority of the remaining assets are expected to be liquidated during the second quarter of 2007.

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

As a result of the aforementioned approvals, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated net settlement amount. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of the remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to the end of 2008. The reserve for estimated costs ($18.8 million) reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the end of 2007.

We continue to retain sufficient cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton. As a result, we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures and claims, which could limit our ability to make and the timing of future voluntary principal prepayments.

Anticipated Shortfall. In April 2007, we announced a partial prepayment of $59.4 million that will be paid on May 15, 2007. Following this prepayment, cumulative prepayments will total $1.54 billion or approximately 52% of the face amount ($2.97 billion) of the Senior Notes. Based on the revaluation of our assets at their estimated net realizable value and liabilities at estimated net settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (total principal and interest) of approximately $405.7 million, which is considerably less than the total principal and interest due of approximately $1.5 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. In order to eliminate the shortfall, the remaining assets (excluding cash and cash equivalents), which have already been marked up from their historical going concern basis, would have to increase in value by more than ten times their already marked up value. We do not believe there is any chance of this occurring.

No Stockholder Payments Anticipated. While the Indenture contemplated we would make payments to our stockholders as the Senior Notes were repaid, we have not made those payments. Distributions to stockholders are prohibited due to our financial condition. Based on our liquidation basis financial statements, we will not be able to repay more than $1.1 billion of the Senior Notes. As a result, stockholders should not expect any payments or return on their common stock. Funds related to the restricted distributions are currently being held in a segregated account, pending their final disposition. We anticipate that those funds will eventually be paid to our creditors, not to our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (which are owned by Berkshire Hathaway and Leucadia), as owner of 50% of our stock, would receive half of those payments.

As discussed in Note G. “Litigation and Claims,” we filed a motion in the United States Bankruptcy Court for the District of Delaware, seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors.

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

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, we will not be able to fully repay the Senior Notes or make any distributions to our stockholders, absent a court order in connection with the motion referred to above. Consequently, investing in our Senior Notes and common stock involves a high level of risk.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for more information on these risks and uncertainties. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at March 31, 2007 and December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The majority of the estimated net realizable values were determined primarily based on signed contracts, settlement agreements or letters of intent to sell. The net realizable values for the remainder of the loans and direct financing leases were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of our customers and collateral. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represent all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. The majority of the estimated net realizable values were determined primarily based on signed contracts or letters of intent to sell. The net realizable values for the remainder of the owned assets were based upon estimated cash flows on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, lessee performance and residual value assumptions for leases. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

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

With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

CHANGES IN NET ASSETS AND RESULTS OF OPERATIONS

The following table summarizes the changes in net assets in liquidation for the three months ended March 31, 2007 (dollars in thousands):

Net Assets in Liquidation at December 31, 2006	$—

Changes in net assets in liquidation for the three months ended March 31, 2007:
Change in estimated net realizable value of assets	(1,810)
Interest earned on investment of cash reserves and other operating activity	3,416
Increase in estimated costs during the liquidation period	(724)
Interest accruing on the Senior Notes	(27,825)
Reduction in the estimated settlement of the Senior Notes	26,943

Net change in value of assets and liabilities	—

Net Assets in Liquidation at March 31, 2007	$—

Changes in Net Assets in Liquidation for the three months ended March 31, 2007

During the three months ended March 31, 2007, the estimated net realizable value of our liquidating portfolio decreased a net $1.8 million primarily due to revised purchase prices on certain committed aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the estimated net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

During the three months ended March 31, 2007, we accrued $27.8 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $3.4 million. As a result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income is no longer being recognized on the portfolio. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period (estimated to be the end of 2007) and all future expenditures for operating expenses are charged directly against the reserve. During the three months ended March 31, 2007, the reserve declined to $18.8 million due to the payment of expenses, partially offset by an increase caused by retaining certain employees for a slightly longer period of time than previously estimated. The staff retention is directly related to aircraft sales sliding into the second quarter and additional time consumed by the equity committee’s review of our solvency (for further details, see Note G. “Litigation and Claims”), both of which have caused delays to the overall liquidation process (including the dissolution of entities and resolution of claims).

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended March 31, 2007, the estimated settlement amount of the Senior Notes was reduced by $26.9 million to a balance of $363.7 million; however, we currently estimate the Senior Notes holders will receive total liquidation distributions (total principal and interest) of approximately $405.7 million, which is a $0.9 million increase over our year-end estimate.

Results of Operations for the three months ended March 31, 2006

During the three months ended March 31, 2006, we generated net income (on a going concern basis) of $15.3 million. In general, the net income was primarily attributable to asset realization in excess of recorded carrying amounts, partially offset by a negative interest margin and normal operating expenses. Under the going concern basis, asset realization in excess of recorded carrying amounts was primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

During 2006, the aircraft-finance market continued to display a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts, which resulted in $23.5 million of the $28.8 million net gains we recognized during the first quarter of 2006. Additionally, results for the first quarter of 2006 were enhanced by a revaluation of our non-aviation assets in conjunction with their classification as held for sale and subsequent sale, which resulted in $14.7 million of our $21.1 million reversal of provision for credit losses.

Our asset realization in excess of recorded carrying amounts was partially offset by a $21.7 million negative interest margin, which is primarily due to our portfolio containing a lower level of earning assets ($104.7 million at March 31, 2006) than the principal amount of outstanding debt ($1.6 billion at March 31, 2006) and a high aggregate cost of funds (aggregate effective rate of 13.6% for the first quarter of 2006).

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

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed in Note G. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to the end of 2008. The reserve for estimated costs ($18.8 million) reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the end of 2007.

During the first quarter of 2007, we made no principal prepayments on the Senior Notes. In April 2007, we announced a partial prepayment of $59.4 million that will be paid on May 15, 2007. Following this prepayment, cumulative prepayments will total $1.54 billion or approximately 52% of the face amount ($2.97 billion) of the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (total principal and interest) of approximately $405.7 million, which is considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of Senior Notes noted above, we will have retained a total of $81.2 million as of May 15, 2007. Retained amounts are being segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any material changes during the three months ended March 31, 2007, except for the payment of our quarterly management fees to Leucadia.

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

The following table presents the activity in our liquidating portfolio for the three months ended March 31, 2007:

Liquidating Portfolio at December 31, 2006	$185,544

Cash activity:
Collections and proceeds	(64,442)

Non-cash activity:
Change in estimated net realizable value of assets	(1,983)

Liquidating Portfolio at March 31, 2007	$119,119

Our liquidating portfolio declined to $119.1 million at March 31, 2007, down from $185.5 million at December 31, 2006. During the first quarter of 2007, our cash activity was comprised of customer collections (including recoveries) and proceeds received from the sale of assets, while non-cash activity resulted in a decrease to the estimated net realizable value of certain assets. The decrease in value of these assets was primarily due to revised purchase prices on certain committed aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the estimated net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

The remaining portfolio as of March 31, 2007 is primarily comprised of aviation assets and the loan to The Thaxton Group. Refer to Note G. “Litigation and Claims” for a further discussion of the settlement of the Thaxton litigation.

As of the date of this report, we had 15 aircraft with a total carrying value on a liquidation basis of approximately $24.7 million. All of these assets have either been liquidated subsequent to March 31, 2007 or are subject to a definitive agreement to sell. Due to the fact that these aircraft are operating throughout the world, additional time will be necessary to close the sales. It is to our advantage to close these transactions when the aircraft are in tax friendly jurisdictions to minimize transfer taxes. No assurance can be given that all of these commitments will result in actual sales or the timing of such sales, but the remaining aircraft are targeted to close during the second quarter of 2007. In addition to the aircraft, our transportation portfolio also includes two aircraft engines, a small number of miscellaneous parts and some unsecured aviation notes and claims with a total carrying value on a liquidation basis of approximately $1.0 million as of March 31, 2007.

Our non-aviation portfolio, in addition to the Thaxton loan, at March 31, 2007 was comprised of assets with a net realizable value of approximately $9.7 million, including our $8.1 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. Substantially all of the other non-aviation assets are in the process of being liquidated.

The estimated net realizable value of our portfolio included, among other transactions, a number of customer judgments and claims, non-marketable private equity securities and certain obligations owed to us by companies that are in liquidation. In many of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are reflected as a change in net assets in liquidation as they are received.

As we continue to liquidate assets, our incoming cash flows will diminish and the estimation of cash reserves will become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to Thaxton, discussed in Note G. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our goal is to wind-up the affairs of the Company during 2007; however, we cannot control the exact timing of resolving legal matters and claims. Accordingly, the liquidation period may extend beyond 2007 and conservative estimates are up to the end of 2008. We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia that expires in 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes, as well as matters discussed throughout this report including, but not limited to projections, our Plan of Liquidation, sections captioned Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: whether we can assure Senior Note holders of the timing or amount of their liquidating distributions; whether potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets; the increasing difficulty in offsetting costs of collecting the remaining portfolio in view of our decreasing asset pool; our Board may abandon the Plan of Liquidation; whether new securities lawsuits will be filed against us; our ability to sell the remaining assets; the impact of general economic conditions and the performance of our borrowers; the instability and uncertainty in the airline industry, which could adversely affect the value of our aircraft portfolio, lease rates and demand; our reliance on third parties for information that may not be accurate; our increasing exposure to concentrations of credit risk; current and future legal and administrative claims and proceedings against us that may result in increased costs and diversion of management’s attention; current and future obligations to creditors; our ability to meet obligations is impacted by cash reserve estimations; cash investments are subject to credit exposure and interest rate fluctuations; our ability to retain our employees; our ability to utilize tax attributes; and our ability to be exempt from the registration requirements of the Investment Company Act of 1940. For additional information, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

THE FINOVA GROUP INC.

(Registrant)

Date: May 9, 2007	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.