Form 10-Q
period 2007-06-30
FINOVA GROUP INC
filed 2007-08-10
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2007, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$227,820	$177,311
Restricted cash - impermissible restricted payments	81,228	78,104
Liquidating Portfolio:
Net realizable value supported by underlying loan or direct financing agreements	506	105,829
Net realizable value supported by underlying operating leases and other owned assets	—	68,624
Investments	6,200	11,091

Total Liquidating Portfolio	6,706	185,544
Other assets and deposits	1,621	2,877

Total Assets	$317,375	$443,836

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$13,648	$14,222
Accounts payable and other liabilities	7,196	14,727
Reserve for estimated costs during the liquidation period	16,497	24,259

Total Liabilities (excluding Senior Notes)	37,341	53,208

Net Assets Available for Settlement of Senior Notes	280,034	390,628

Senior Notes with outstanding principal of $1.4 billion and $1.5 billion, respectively, at estimated settlement amount	280,034	390,628

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net Assets in Liquidation, beginning of period	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	983	(827)
Interest earned on investment of cash reserves and other operating activity	4,794	8,210
Increase in estimated costs during the liquidation period	(2,834)	(3,558)
Interest accruing on the Senior Notes	(27,234)	(55,059)
Reduction in the estimated settlement of the Senior Notes	24,291	51,234

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation at June 30, 2007	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS (GOING CONCERN BASIS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues:
Interest income	$944	$4,658
Rental income	1,405	2,886
Operating lease income	6,431	14,820
Fees and other income	4,113	9,435

Total Revenues	12,893	31,799
Interest expense	(37,492)	(76,468)
Operating lease depreciation	(1,523)	(3,181)

Interest Margin	(26,122)	(47,850)

Other Revenues and (Expenses):
Reversal of provision for credit losses	1,326	22,429
Net gain on financial assets	28,275	57,058
Portfolio expenses	(4,188)	(9,672)
General and administrative expenses	(8,884)	(16,213)

Total Other Revenues and (Expenses)	16,529	53,602

(Loss) income before income taxes	(9,593)	5,752
Income tax expense	—	—

Net (Loss) Income	$(9,593)	$5,752

Basic/diluted (loss) earnings per share	$(0.08)	$0.05

Weighted average shares outstanding	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (GOING CONCERN BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(Dollars in thousands)

(Unaudited)

Operating Activities:
Net income	$5,752
Adjustments to reconcile net income to net cash used by operating activities:
Reversal of provision for credit losses	(22,429)
Net cash gain on disposal of financial assets	(52,315)
Net non-cash gain on financial assets	(4,743)
Depreciation and amortization	3,944
Deferred income taxes, net	(114)
Fresh-start accretion - assets	(579)
Fresh-start discount amortization - Senior Notes	15,702
Change in assets and liabilities:
Decrease in other assets	979
Decrease in accounts payable and accrued expenses	(15,600)
Decrease in interest payable	(1,709)

Net Cash Used by Operating Activities	(71,112)

Investing Activities:
Proceeds from disposals of leases and other owned assets	53,470
Proceeds from sales of investments	4,932
Proceeds from sales of loans and financing leases	99,959
Collections and prepayments from financial assets	52,585
Fundings under existing customer commitments	(5,194)
Deposit of impermissible restricted payments into restricted cash account	(9,373)
Recoveries of loans previously written off	3,497

Net Cash Provided by Investing Activities	199,876

Financing Activities:
Principal prepayments of Senior Notes	(178,077)

Net Cash Used by Financing Activities	(178,077)

Decrease in Cash and Cash Equivalents	(49,313)

Cash and Cash Equivalents, beginning of year	212,317

Cash and Cash Equivalents, end of period	$163,004

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands in tables)

(Unaudited)

A. Nature of Operations and Plan of Liquidation

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms not defined herein are used as defined in the 2006 Form 10-K.

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

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of our assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. We have substantially completed the liquidation of our portfolio and our focus has shifted to the continued wind down of our operations and future dissolution of our entities. We are prohibited by the Indenture governing our 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities or other business. Any funds generated in excess of cash reserves permitted by our debt agreements have been used to reduce obligations to our creditors.

Because substantially all of our assets (including cash reserves) are pledged to secure obligations under the promissory notes of FINOVA Capital issued to us in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”), our ability to obtain additional or alternate financing is severely restricted. As a result of this and the substantial liquidation of our portfolio, our only meaningful source of liquidity is cash reserves held by the Company.

Plan of Liquidation

On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 4, 2006, the Bankruptcy Court granted our Motion and approved (i) the previously announced settlement of various litigations associated with The Thaxton Group, Inc. (the “Thaxton Settlement”), (ii) the ongoing sale of our remaining assets, the orderly wind down of our operations and our future dissolution, (iii) our sale of all or substantially all of our assets without stockholder approval and our future dissolution without stockholder approval at such time as our Board deems to be appropriate and (iv) channeling to the Bankruptcy Court any claims against us that the holders of our Senior Notes or the indenture trustee for the Senior Notes may have arising from or in any way related to our joint chapter 11 plan, the ongoing liquidation of FINOVA, the senior secured notes, or the wind down of our operations.

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

Our goal has been to wind-up the affairs of the Company during 2007; however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the Indenture, we continue to maintain cash reserves that we believe are adequate to pay our operating expenses as they come due.

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

Consolidation of Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of June 30, 2007 and the changes in net assets presented herein have been included in our consolidated financial statements.

For a complete listing of our significant accounting policies, see Note B. “Significant Accounting Policies” in our 2006 Form 10-K. The policies related to the liquidation basis of accounting were the only policies presented herein. With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at June 30, 2007 and December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of June 30, 2007, substantially all loans and direct financing leases had been liquidated.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of June 30, 2007, all operating leases and other owned assets had been liquidated.

Investments. All investments are reported at either their fair value or estimated net realizable values, based on published information, quotes by registered securities brokers or signed contracts. Investments for which market information is not readily available were valued based on estimated future cash flows that may be realized from the investment, if any.

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll, benefits and severance), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of asset sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of severance and performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

C. Effects of the Liquidation Basis of Accounting

During the six months ended June 30, 2007, the estimated net realizable value of our assets and liabilities decreased a net $0.8 million primarily due to revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset, partially offset by an increase in interest accruing on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of other aviation assets and the settlement of certain claims for lower than previously anticipated amounts. Additionally, during the six months ended June 30, 2007, we accrued $55.1 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $8.2 million. As a result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income is no longer being recognized on our portfolio. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2007 were not considered to be significant.

Under the liquidation basis of accounting, we are also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation period. The following is a summary of and changes to the reserve for estimated costs during the liquidation period:

	December 31, 2006	Net Adjustments and Payments	June 30, 2007
People costs (payroll, benefits and severance)	$4,144	$(876)	$3,268
Leucadia management fees	8,000	(2,000)	6,000
Professional services and litigation costs	10,431	(3,906)	6,525
General corporate expenses	1,684	(980)	704

Total reserve for estimated costs during the liquidation period	$24,259	$(7,762)	$16,497

During the six months ended June 30, 2007, the reserve declined to $16.5 million due to the payment of expenses ($11.3 million) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase caused by the extension of the estimated liquidation period through the first quarter of 2008. Our goal has been to wind-up the affairs of the Company during 2007; however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the six months ended June 30, 2007, the estimated settlement amount of the Senior Notes was reduced by $51.2 million to a balance of $280.0 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $408.7 million, including amounts already distributed during 2007, which is a $3.8 million increase over our year-end estimate.

D. Liquidating Portfolio

As a result of the adoption of the liquidation basis of accounting, most of the prior disclosures related to total financial assets are no longer applicable. Our liquidating portfolio is now recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the six months ended June 30, 2007:

Liquidating Portfolio at December 31, 2006	$185,544

Cash Activity:
Collections and proceeds	(177,509)

Non-Cash Activity:
Change in estimated net realizable value of assets	(1,329)

Liquidating Portfolio at June 30, 2007	$6,706

As of June 30, 2007, we have substantially completed the liquidation of our portfolio. During the second quarter of 2007, we received $83.7 million in full and final settlement of the Thaxton loan and sold the remainder of our aviation assets for amounts that approximated their previously reported estimated net realizable values.

The remaining portfolio value is comprised of a few small financing transactions that are expected to be collected in their normal course before year-end and investments with a net realizable value of approximately $6.2 million, which includes our remaining $5.7 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. As of June 30, 2007, the obligation to current and former employees is estimated to be $3.9 million, resulting in estimated excess assets of approximately $1.8 million that will revert to the Company upon discharge of all obligations.

The remaining portfolio also includes, among other transactions, a number of customer judgments and claims, a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received.

E. Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	June 30, 2007	December 31, 2006
Senior Notes:
Principal	$1,424,166	$1,483,975
Principal of Senior Notes estimated to not be settled or repaid	(1,144,132)	(1,093,347)

Senior Notes	$280,034	$390,628

During the second quarter of 2007, we made a partial principal prepayment on the Senior Notes of $59.4 million, which reduced the outstanding principal to $1.4 billion. Cumulative prepayments through the second quarter of 2007 totaled $1.54 billion, which represents approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $293.7 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. These estimated distributions ($293.7 million) taken together with $115.0 million of principal and interest already distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $408.7 million, which is a $3.8 million increase over our year-end estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

While, the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes. In accordance with the terms of the Indenture, we are required to use any excess cash as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to the TLP Action, discussed below in Note G. “Litigation and Claims”, we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal has been to wind-up the affairs of the Company during 2007; however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeal of the Bankruptcy Court’s order that authorizes us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

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

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of June 30, 2007. Retained amounts are being segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the Bankruptcy Court seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. On June 26, 2007, the Bankruptcy Court entered a final order granting our motion in its entirety; however, the equity committee is appealing the final order. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

F. Income Taxes

We had federal net operating loss carryforwards of $1.5 billion as of June 30, 2007 and $1.3 billion as of December 31, 2006. No income tax expense or benefit was recorded during the six months ended June 30, 2007 and 2006. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concern regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

If any legal proceedings were to result in a significant adverse judgment against us, it is possible that we would not be able to satisfy that liability due to our financial condition. As previously noted, due to our financial condition, we do not expect that we can satisfy all of our secured debt obligations at maturity.

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

As previously disclosed, on September 12, 2006, we reached a preliminary settlement (the “Settlement”) to resolve all outstanding claims in the ongoing litigation between us, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities (the “Noteholders”), and the Official Committee of Unsecured Creditors of the Thaxton Entities. This Settlement, which became effective on April 16, 2007, settled all of the actions involving us and the Thaxton Entities, in particular the actions pending in the United States District Court for the District of South Carolina, Anderson Division (the “District Court”), including the previously described new Thaxton action commenced in the District Court in June 2006, as well as claims in the Thaxton Entities chapter 11 proceedings.

As part of the settlement, on April 16, 2007, we received $83.7 million, representing all amounts we transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to us since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which will be retained by the Thaxton Entities. In addition, we received complete releases from all Thaxton parties for all matters related to the Thaxton Entities and the prior summary judgment order of the District Court was vacated.

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

The TLP Action was filed in the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that all claims against both us and FINOVA Capital are without merit, and that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. Upon motion by the Company and FINOVA Capital to the South Carolina District Court seeking an order compelling such arbitration, the Court granted the relief sought and entered an order dismissing the action on May 30, 2007. On June 19, 2007, the TLP plaintiff’s appealed such order to the Fourth Circuit United States Court of Appeals. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against them.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders would receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts are held in a restricted account, and totaled $81.2 million as of June 30, 2007. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use the funds in the restricted account to satisfy our obligations to creditors.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion. As expected, the financial expert concluded that FINOVA is insolvent. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account. The equity committee subsequently filed a motion requesting a stay in the distribution of funds held in the restricted account pending appeal of the final order to the United States District Court for the District of Delaware. The equity committee’s appeal was filed on July 6, 2007. The hearing on the stay was heard on July 24, 2007. The Bankruptcy Court granted the equity committee a ninety (90) day stay, which expires October 22, 2007, and directed that all further action related to this matter will be heard in the United States District Court for the District of Delaware.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the Special Note Regarding Forward-Looking Statements included herein. Capitalized terms not defined herein are used as defined in the 2006 Form 10-K. The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

OVERVIEW

Plan of Liquidation. On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which was approved by the Bankruptcy Court on December 4, 2006. As a result of these approvals, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated net settlement amount. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

During the second quarter of 2007, we substantially completed the liquidation of our asset portfolio. We are now focused on the wind down of our operations, resolution of claims and the future dissolution of our entities. We have begun the process of withdrawing our authorization to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

Our goal has been to wind-up the affairs of the Company during 2007; however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We continue to retain sufficient cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to the TLP Action. As a result, we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures and claims, which could limit our ability to make and the timing of future voluntary principal prepayments.

Forever Insolvent. As of June 30, 2007, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $293.7 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. As expected, during the second quarter of 2007, a financial expert appointed by the reconstituted equity committee concluded that FINOVA is insolvent. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

As discussed in Note G. “Litigation and Claims,” we filed a motion in the United States Bankruptcy Court for the District of Delaware, seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. On June 26, 2007, the Bankruptcy Court issued a final order that granted our motion in its entirety. The final order is currently being appealed by the equity committee.

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

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task has become more difficult due to the substantial liquidation of our portfolio and continuation of the wind-up process. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. Our financial statements do not anticipate using the NOLs for those and other reasons.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, we will not be able to fully repay the Senior Notes or make any distributions to our stockholders, absent a court order in connection with the appeal referred to above. Consequently, investing in our Senior Notes and common stock involves a high level of risk.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our 2006 Form 10-K for more information on these risks and uncertainties. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at June 30, 2007 and December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of June 30, 2007, substantially all loans and direct financing leases had been liquidated.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of June 30, 2007, all operating leases and other owned assets had been liquidated.

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

CHANGES IN NET ASSETS AND RESULTS OF OPERATIONS

The following table summarizes the changes in net assets in liquidation for the three and six months ended June 30, 2007 (dollars in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net Assets in Liquidation, beginning of period	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	983	(827)
Interest earned on investment of cash reserves and other operating activity	4,794	8,210
Increase in estimated costs during the liquidation period	(2,834)	(3,558)
Interest accruing on the Senior Notes	(27,234)	(55,059)
Reduction in the estimated settlement of the Senior Notes	24,291	51,234

Net Change in Value of Assets and Liabilities	$—	$—

Net Assets in Liquidation at June 30, 2007	$—	$—

Changes in Net Assets in Liquidation for the three and six months ended June 30, 2007

During the six months ended June 30, 2007, the estimated net realizable value of our assets and liabilities decreased a net $0.8 million primarily due to revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset. During the three months ended June 30, 2007, the decrease in assets and liabilities was partially offset by an increase in interest accruing on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of other aviation assets and the settlement of certain claims for lower than previously anticipated amounts.

During the three and six months ended June 30, 2007, we accrued $27.2 million and $55.1 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $4.8 million and $8.2 million, respectively. As a result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income is no longer being recognized on our portfolio. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2007 were not considered to be significant.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three and six months ended June 30, 2007, the reserve declined to $16.5 million due to the payment of expenses ($11.3 million) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase caused by the extension of the estimated liquidation period through the first quarter of 2008. Our goal has been to wind-up the affairs of the Company during 2007;

however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three and six months ended June 30, 2007, the estimated settlement amount of the Senior Notes was reduced by $24.3 million and $51.2 million, respectively, to a balance of $280.0 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $408.7 million, including amounts already distributed during 2007, which is a $3.8 million increase over our year-end estimate.

Results of Operations for the six months ended June 30, 2006

During the six months ended June 30, 2006, we generated net income (on a going concern basis) of $5.8 million. In general, the net income was primarily attributable to asset realization in excess of recorded carrying amounts, partially offset by a negative interest margin and normal operating expenses. Under the going concern basis, asset realization in excess of recorded carrying amounts was primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

During 2006, the aircraft-finance market continued to display a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts, which resulted in $46.9 million of the $57.1 million net gains we recognized during the first six months of 2006. Additionally, results for the six months ended June 30, 2006 were enhanced by a revaluation of our non-aviation assets in conjunction with their classification as held for sale and subsequent sale, which resulted in $14.7 million of our $22.4 million reversal of provision for credit losses.

Our asset realization in excess of recorded carrying amounts was partially offset by a $47.9 million negative interest margin, which is primarily due to our portfolio containing a lower level of earning assets ($57.1 million at June 30, 2006) than the principal amount of outstanding debt ($1.5 billion at June 30, 2006) and a high aggregate cost of funds (aggregate effective rate of 13.7% for the six months ended June 30, 2006).

Results of Operations for the three months ended June 30, 2006

During the three months ended June 30, 2006, we generated a net loss (on a going concern basis) of $9.6 million. In general, the net loss was primarily attributable to a negative interest margin and normal operating expenses, partially offset by asset realization in excess of recorded carrying amounts.

During the three months ended June 30, 2006, we posted a negative interest margin of $26.1 million, which was significantly impacted by a lower level of earning assets ($57.1 million at June 30, 2006) than the principal amount of outstanding debt ($1.5 billion at June 30, 2006) and a high aggregate cost of funds (aggregate effective rate of 13.8% for the three months ended June 30, 2006).

The loss caused by the negative interest margin and normal operating costs ($13.1 million) was partially offset by a high level of activity and in certain instances improved aircraft values displayed by the aircraft-finance market. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts, which resulted in $23.4 million of the $28.3 million net gains we recognized during the three months ended June 30, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of our assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. We have substantially completed the liquidation of our portfolio and our focus has shifted to the continued wind down of our operations and future dissolution of our entities. We are prohibited by the Indenture governing our 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities or other business. Any funds generated in excess of cash reserves permitted by our debt agreements have been used to reduce obligations to our creditors.

Because substantially all of our assets (including cash reserves) are pledged to secure obligations under the Intercompany Notes securing the Senior Notes, our ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in FINOVA. As a result of these factors and the substantial liquidation of our portfolio, our only meaningful source of liquidity is cash reserves held by the Company.

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally speaking, our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of claims and litigation even though we anticipate settling or resolving the matters for considerably less. Additionally, our cash reserve methodology assumes a longer liquidation period than our reserve for estimated costs as well as a contingency for unknown matters that may arise as we complete the wind-up process.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. Our goal has been to wind-up the affairs of the Company during 2007; however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeal of the Bankruptcy Court’s order that authorizes us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

During the second quarter of 2007, we made a partial principal prepayment on the Senior Notes of $59.4 million, which reduced the outstanding principal to $1.4 billion. Cumulative prepayments through the second quarter of 2007 totaled $1.54 billion, which represents approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $293.7 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. These estimated distributions ($293.7 million) taken together with $115.0 million of principal and interest already distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $408.7 million, which is a $3.8 million increase over our year-end estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of June 30, 2007. Retained amounts are being segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the United States Bankruptcy Court for the District of Delaware seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use the funds in the restricted account to satisfy our obligations to creditors. On June 26, 2007, the Bankruptcy Court entered a final order granting our motion in its entirety; however, the equity committee is appealing the final order. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

Based on our financial condition and imminent liquidation, there will not be sufficient funds available to fully repay the outstanding principal on the Senior Notes or make any 5% distribution to common stockholders, absent a court order in connection with the appeal referred to above. As a result, there will not be a return to our stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2006 Form 10-K. There has not been any material changes during the six months ended June 30, 2007, except for the Senior Note prepayments discussed throughout this document and payment of our quarterly management fee to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. During 2007, we substantially completed the liquidation of our portfolio.

The following table presents the activity in our liquidating portfolio for the six months ended June 30, 2007:

Liquidating Portfolio at December 31, 2006	$185,544

Cash Activity:
Collections and proceeds	(177,509)

Non-Cash Activity:
Change in estimated net realizable value of assets	(1,329)

Liquidating Portfolio at June 30, 2007	$6,706

Our liquidating portfolio declined to $6.7 million at June 30, 2007, down from $185.5 million at December 31, 2006. During 2007, our cash activity was comprised of customer collections (including recoveries) and proceeds received from the sale of assets, while non-cash activity resulted in a net decrease to the estimated net realizable value of certain assets. Cash activity included the collection of $83.7 million in full and final settlement of the Thaxton loan and the sale of the remainder of our aviation assets for amounts that approximated their previously reported estimated net realizable values. The non-cash decrease in value of assets was primarily due to revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset, partially offset by an increase in interest accruing on sales transactions due to delays in the final closure of the deals and a slight increase in the purchase price of other aviation assets.

As of June 30, 2007, the remaining portfolio value is comprised of a few small financing transactions that are expected to be collected in their normal course before year-end and investments with a net realizable value of approximately $6.2 million, which includes our remaining $5.7 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. As of June 30, 2007, the obligation to current and former employees is estimated to be $3.9 million, resulting in estimated excess assets of approximately $1.8 million that will revert to the Company upon discharge of all obligations.

The remaining portfolio also includes, among other transactions, a number of customer judgments and claims, a few non-marketable private equity securities and certain obligations owed to us by companies that are in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and reflected as a change in net assets in liquidation as they are received.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally speaking, our cash reserve methodology has been altered to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our liquidation process is now focused on the wind down of our operations, resolution of claims and the future dissolution of our entities. We have begun the process of withdrawing our authorization to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states will only take a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdraw process until all outstanding claims and litigation have been resolved or active assets liquidated. During the second quarter of 2007, we settled all active bankruptcy claims for amounts that were less than previously estimated, resulting in an approximately $0.7 million reduction in our claims accrual. The remaining bankruptcy claims have been predominantly idle since 2001. We anticipate beginning the process of addressing these idle claims during the third quarter of 2007, which may include requesting assistance from the Bankruptcy Court.

Our goal has been to wind-up the affairs of the Company during 2007; however, we cannot control the timing of resolving legal matters and claims. We believe that the delays in resolving legal matters and claims have increased the likelihood of the liquidation period extending beyond 2007, and as a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the first quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal claims and matters may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

In conjunction with the continued wind down of our operations, we reduced our staff to six employees at June 30, 2007 as compared to 32 employees at December 31, 2006. During the third quarter of 2007, we anticipate staffing will be further reduced to four employees. We do not anticipate any further staffing reductions after the third quarter of 2007. The four remaining employees are scheduled to remain through the completion of the liquidation process. The third quarter reductions will include the departure on August 31, 2007 of an executive officer (Philip A. Donnelly, Senior Vice President, General Counsel and Secretary). Legal activity has significantly declined on a day to day basis and we will utilize external counsel to deal with legal issues. We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia that expires in 2011 and retain sufficient cash reserves to fund operating expenses as they come due.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: whether we can assure Senior Note holders of the timing or amount of their liquidating distributions; whether potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets; the increasing difficulty in offsetting costs of collecting the remaining portfolio in view of our decreasing asset pool; our Board may abandon the Plan of Liquidation; whether new securities lawsuits will be filed against us; our ability to sell the remaining assets; the impact of general economic conditions and the performance of our borrowers; current and future legal and administrative claims and proceedings against us that may result in increased costs and diversion of management’s attention; current and future obligations to creditors; our ability to meet obligations is impacted by cash reserve estimations; cash investments are subject to credit exposure and interest rate fluctuations; our ability to retain our employees; our ability to utilize tax attributes; and our ability to be exempt from the registration requirements of the Investment Company Act of 1940. For additional information, see Part I, Item 1A. Risk Factors in our 2006 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in our 2006 Form 10-K.

Item 4. Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we are scheduled to include in our Annual Report on Form 10-K for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accountants will not be required to attest to and report on management’s assessment until the end of 2008.

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

THE FINOVA GROUP INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.