Form 10-Q
period 2007-09-30
FINOVA GROUP INC
filed 2007-11-13
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 9, 2007, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$228,481	$177,311
Restricted cash - impermissible restricted payments	81,228	78,104
Liquidating Portfolio:
Net realizable value supported by underlying loan or direct financing agreements	197	105,829
Net realizable value supported by underlying operating leases and other owned assets	—	68,624
Investments	5,175	11,091

Total Liquidating Portfolio	5,372	185,544
Other assets and deposits	1,368	2,877

Total Assets	$316,449	$443,836

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$40,351	$14,222
Accounts payable and other liabilities	6,278	14,727
Reserve for estimated costs during the liquidation period	16,835	24,259

Total Liabilities (excluding Senior Notes)	63,464	53,208

Net Assets Available for Settlement of Senior Notes	252,985	390,628
Senior Notes with outstanding principal of $1.4 billion and $1.5 billion, respectively, at estimated settlement amount	252,985	390,628

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net Assets in Liquidation, beginning of period	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	429	(398)
Interest earned on investment of cash reserves and other operating activity	3,603	11,813
Increase in estimated costs during the liquidation period	(4,379)	(7,937)
Interest accruing on the Senior Notes	(26,703)	(81,762)
Reduction in the estimated settlement of the Senior Notes	27,050	78,284

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation at September 30, 2007	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS (GOING CONCERN BASIS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues:
Interest income	$582	$5,240
Rental income	1,256	4,142
Operating lease income	6,538	21,358
Fees and other income	3,832	13,267

Total Revenues	12,208	44,007
Interest expense	(36,823)	(113,291)
Operating lease depreciation	(782)	(3,963)

Interest Margin	(25,397)	(73,247)

Other Revenues and (Expenses):
Provision for credit losses	(7,212)	15,217
Net gain on financial assets	49,868	106,926
Portfolio expenses	(5,448)	(15,120)
General and administrative expenses	(7,176)	(23,389)

Total Other Revenues and (Expenses)	30,032	83,634

Income before income taxes	4,635	10,387
Income tax expense	—	—

Net Income	$4,635	$10,387

Basic/diluted earnings per share	$0.04	$0.09

Weighted average shares outstanding	122,041,000	122,041,000

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (GOING CONCERN BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)

(Unaudited)

Operating Activities:
Net income	$10,387
Adjustments to reconcile net income to net cash used by operating activities:
Reversal of provision for credit losses	(15,217)
Net cash gain on disposal of financial assets	(91,825)
Net non-cash gain on financial assets	(15,101)
Depreciation and amortization	4,726
Deferred income taxes, net	(114)
Fresh-start accretion - assets	(1,293)
Fresh-start discount amortization - Senior Notes	24,156
Change in assets and liabilities:
Increase in other assets	(490)
Decrease in accounts payable and accrued expenses	(7,274)
Increase in interest payable	26,672

Net Cash Used by Operating Activities	(65,373)

Investing Activities:
Proceeds from disposals of leases and other owned assets	84,320
Proceeds from sales of investments	12,792
Proceeds from sales of loans and financing leases	109,706
Collections and prepayments from financial assets	105,238
Fundings under existing customer commitments	(5,194)
Prepayment of nonrecourse debt on leveraged leases	(25,446)
Transfer of cash previously received from the Thaxton Entities	(24,422)
Deposit of impermissible restricted payments into restricted cash account	(9,373)
Recoveries of loans previously written off	5,151

Net Cash Provided by Investing Activities	252,772

Financing Activities:
Principal prepayments of Senior Notes	(178,077)

Net Cash Used by Financing Activities	(178,077)

Increase in Cash and Cash Equivalents	9,322
Cash and Cash Equivalents, beginning of year	212,317

Cash and Cash Equivalents, end of period	$221,639

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The notes to the financial statements relate to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA was a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company provided a broad range of financing and capital markets products, primarily to mid-size businesses. Throughout this document, “we,” “us” and “our” also refer to The FINOVA Group Inc. and its subsidiaries.

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

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Consolidation of Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of September 30, 2007 and the changes in net assets presented herein have been included in our consolidated financial statements.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at September 30, 2007 and December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of September 30, 2007, substantially all loans and direct financing leases had been liquidated.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of September 30, 2007, all operating leases and other owned assets had been liquidated.

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

C.	Effects of the Liquidation Basis of Accounting

During the nine months ended September 30, 2007, the estimated net realizable value of our assets and liabilities decreased a net $0.4 million primarily due to revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset, partially offset by an increase in interest accruing on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of other aviation assets, the settlement of certain bankruptcy claims for lower than previously anticipated amounts and the realization of certain customer claims for amounts in excess of previous estimates. Additionally, during the nine months ended September 30, 2007, we accrued $81.8 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $11.8 million. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. During the third quarter of 2007, we altered our investment of cash reserves by exiting the commercial paper market entirely. As of September 30, 2007, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries, 100% government backed securities and certificates of deposit. We decided to give up some yield to ensure maximum principal preservation.

Under the liquidation basis of accounting, we are also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation period. The following is a summary of and changes to the reserve for estimated costs during the liquidation period:

	December 31, 2006	Net Adjustments and Payments	September 30, 2007
People costs (payroll, benefits and severance)	$4,144	$(1,182)	$2,962
Leucadia management fees	8,000	(2,000)	6,000
Professional services and litigation costs	10,431	(4,648)	5,783
General corporate expenses	1,684	406	2,090

Total reserve for estimated costs during the liquidation period	$24,259	$(7,424)	$16,835

During the nine months ended September 30, 2007, the reserve declined to $16.8 million due to the payment of expenses ($15.4 million) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase caused by the extension of the estimated liquidation period through the second quarter of 2008 and an increase in the estimated insurance costs associated with our wind-up. We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the nine months ended September 30, 2007, the estimated settlement amount of the Senior Notes (principal only) was reduced by $78.3 million to a balance of $253.0 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $408.3 million, including amounts already distributed during 2007, which is a $3.5 million increase over our year-end estimate.

D.	Liquidating Portfolio

As a result of the adoption of the liquidation basis of accounting, most of the prior disclosures related to total financial assets are no longer applicable. Our liquidating portfolio is now recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the nine months ended September 30, 2007:

Liquidating Portfolio at December 31, 2006	$185,544
Cash Activity:
Collections and proceeds	(179,426)
Non-Cash Activity:
Change in estimated net realizable value of assets	(746)

Liquidating Portfolio at September 30, 2007	$5,372

As of September 30, 2007, we have substantially completed the liquidation of our portfolio. During 2007, we received $83.7 million in full and final settlement of the Thaxton loan and sold the remainder of our aviation assets for amounts that approximated their previously reported estimated net realizable values.

The remaining portfolio value is comprised of a few small financing transactions that are expected to be collected in their normal course before year-end or shortly thereafter and investments with a net realizable value of approximately $5.2 million, which includes our remaining $4.6 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. As of September 30, 2007, the obligation to current and former employees is estimated to be $2.6 million, resulting in estimated excess assets of approximately $2.0 million that will revert to the Company upon discharge of all obligations. In an effort to continue to wind-up our affairs, on November 12, 2007, we amended the severance plan and trust agreements to terminate the plans effective December 31, 2007 and pay the remaining eligible employees their scheduled benefits in early 2008 while they remain actively employed. Upon discharge of these remaining obligations to employees, any assets remaining in the trusts will be distributed to the Company.

The remaining portfolio also includes, among other transactions, a number of customer judgments and claims, a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. During the third quarter of 2007, multiple buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received.

E.	Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	September 30, 2007	December 31, 2006
Senior Notes:
Principal	$1,424,166	$1,483,975
Principal of Senior Notes estimated to not be settled or repaid	(1,171,181)	(1,093,347)

Senior Notes	$252,985	$390,628

During the third quarter of 2007, we made no principal prepayments on the Senior Notes. Cumulative prepayments through the third quarter of 2007 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represents approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $293.3 million, which is considerably less than the total principal and interest due of approximately $1.5 billion. These estimated distributions ($293.3 million) taken together with $115.0 million of principal and interest already distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $408.3 million, which is a $3.5 million increase over our year-end estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeal of the Bankruptcy Court’s order that authorized us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture may be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture.

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of September 30, 2007. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the Bankruptcy Court seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On June 26, 2007, the Bankruptcy Court entered a final order granting our motion in its entirety, but stayed that order until October 22, 2007; however, the equity committee is appealing the final order to the United States District Court for the District of Delaware. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

F.	Income Taxes

We had federal net operating loss carryforwards of $1.5 billion as of September 30, 2007 and $1.3 billion as of December 31, 2006. No income tax expense or benefit was recorded during the nine months ended September 30, 2007 and 2006. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concern regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

Thaxton Life Partners Litigation

On September 29, 2006, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital (the “TLP Action”), unrelated to the litigation against FINOVA Capital with respect to The Thaxton Group, Inc. and several related entities, which was settled in the second quarter of 2007. The Company and FINOVA Capital were served with the TLP Action in February of 2007. The TLP Action purports to be a class action filed on behalf of approximately 150 TLP note holders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

The TLP Action was filed in the South Carolina Court of Common Pleas of Lancaster County, Sixth Judicial Circuit, and was removed on February 6, 2007 to the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that all claims against both us and FINOVA Capital are without merit, and that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. Upon motion by the Company and FINOVA Capital to the South Carolina District Court seeking an order compelling such arbitration, the Court granted the relief sought and entered an order dismissing the action on May 30, 2007. On June 19, 2007, the TLP plaintiffs appealed such order to the Fourth Circuit United States Court of Appeals. Further, on June 29, 2007, the TLP plaintiffs filed an arbitration demand with the American Arbitration Association. On August 16, 2007, the Company and FINOVA Capital filed a response to the arbitration demand denying any liability. On October 15, 2007, the Company and FINOVA Capital filed a response to the Fourth Circuit appeal, responding to all of the TLP plaintiffs’ arguments. In addition, on October 11, 2007, the Company and FINOVA Capital filed a motion to dismiss the Fourth Circuit appeal. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against them.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of September 30, 2007. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion. As expected, the financial expert concluded that FINOVA is insolvent. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed a motion requesting a stay in the distribution of funds held in the restricted account pending appeal of the final order to the United States District Court for the District of Delaware (the “District Court”), which was filed on July 6, 2007. The Bankruptcy Court granted the equity committee a ninety (90) day stay, which expired October 22, 2007, and directed that all further action related to this matter be heard in the District Court. On August 31, 2007, the equity committee filed a motion with the District Court requesting a stay pending final resolution of any appeal. On October 31, 2007, the District Court granted a stay pending appeal of the Bankruptcy Court’s Final Clarification Order.

Motion Regarding Outstanding Bankruptcy Claims

On October 3, 2007, we filed a clean-up objection to outstanding disputed proofs of claims (the “Clean-up Motion”) in the Bankruptcy Court. The Clean-up Motion seeks among other things to have the outstanding bankruptcy claims disallowed and expunged in their entirety. Objections to the Clean-up Motion were due by November 5, 2007. Claimants with aggregate claims of $0.7 million out of the total $26.1 million of outstanding claims filed objections to our motion, while we agreed in principal to settle (pending court approval) $4.3 million of the outstanding claims for $0.6 million and claims of $21.1 million did not file an objection to the Clean-up Motion as of November 5, 2007. A hearing on the Clean-up Motion is scheduled to be heard on November 15, 2007. Depending on the outcome of the hearing, the Company anticipates reevaluating the estimated settlement amount for the bankruptcy claims, which is included in the accounts payable and other liabilities line item of the Statement of Net Assets in Liquidation.

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

As of September 30, 2007, we have substantially completed the liquidation of our asset portfolio. We are now focused on the wind down of our operations, resolution of claims and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of September 30, 2007, we have completed the withdrawal process for 26 states, while others are pending. Additionally, in October 2007, we filed a Clean-up Motion with the Bankruptcy Court seeking to have the outstanding bankruptcy claims disallowed and expunged in their entirety. Refer above to Note G. “Litigation and Claims” for a further discussion of the Clean-up Motion. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Forever Insolvent. As of September 30, 2007, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $293.3 million, which is considerably less than the total principal and interest due of approximately $1.5 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

No Stockholder Payments Anticipated. While the Indenture contemplated we would make payments to our stockholders as the Senior Notes were repaid, we have not made those payments. Distributions to stockholders are prohibited due to our financial condition. Based on our liquidation basis financial statements, we will not be able to repay approximately $1.2 billion of the Senior Notes. As a result, stockholders should not expect any payments or return on their common stock. Funds related to the restricted distributions have been held in a segregated account, pending their final disposition. We anticipate that those funds will eventually be paid to our creditors, not to our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (which are owned by Berkshire Hathaway and Leucadia), as owner of 50% of our stock, would receive half of those payments.

As discussed in Note G. “Litigation and Claims,” we filed a motion in the Bankruptcy Court, seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On June 26, 2007, the Bankruptcy Court issued a final order that granted our motion in its entirety, but stayed that order until October 22, 2007. The final order is currently being appealed to the United States District Court for the District of Delaware by the equity committee.

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

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base, lack of retained business knowledge and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task has become more difficult due to the substantial liquidation of our portfolio and continuation of the wind-up process. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. Our financial statements do not anticipate using the NOLs for those and other reasons.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, we will not be able to fully repay the Senior Notes or to make any distributions to our stockholders, absent a court order in connection with the appeal referred to above. Consequently, investing in our Senior Notes and common stock involves a high level of risk.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at September 30, 2007 and December 31, 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of September 30, 2007, substantially all loans and direct financing leases had been liquidated.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of September 30, 2007, all operating leases and other owned assets had been liquidated.

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

CHANGES IN NET ASSETS AND RESULTS OF OPERATIONS

The following table summarizes the changes in net assets in liquidation for the three and nine months ended September 30, 2007 (dollars in thousands):

	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2007
Net Assets in Liquidation, beginning of period	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	429	(398)
Interest earned on investment of cash reserves and other operating activity	3,603	11,813
Increase in estimated costs during the liquidation period	(4,379)	(7,937)
Interest accruing on the Senior Notes	(26,703)	(81,762)
Reduction in the estimated settlement of the Senior Notes	27,050	78,284

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation at September 30, 2007	$—	$—

Changes in Net Assets in Liquidation for the three and nine months ended September 30, 2007

During the nine months ended September 30, 2007, the estimated net realizable value of our assets and liabilities decreased a net $0.4 million primarily due to revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset, partially offset by an increase in interest accruing on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of other aviation assets, the settlement of certain bankruptcy claims for lower than previously anticipated amounts and the realization of certain customer claims in the third quarter of 2007 for amounts in excess of previous estimates.

During the three and nine months ended September 30, 2007, we accrued $26.7 million and $81.8 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $3.6 million and $11.8 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. During the third quarter of 2007, we altered our investment of cash reserves by exiting the commercial paper market entirely. As of September 30, 2007, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries, 100% government backed securities and certificates of deposit. We decided to give up some yield to ensure maximum principal preservation.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three and nine months ended September 30, 2007, the reserve declined to $16.8 million due to the payment of expenses ($4.1 million and $15.4 million, respectively) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase caused by the extension of the estimated liquidation period through the second quarter of 2008 and an increase in the estimated insurance costs associated with our wind-up. We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three and nine months ended September 30, 2007, the estimated settlement amount of the Senior Notes (principal only) was reduced by $27.1 million and $78.3 million, respectively, to a balance of $253.0 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $408.3 million, including amounts already distributed during 2007, which is a $3.5 million increase over our year-end estimate.

Results of Operations for the nine months ended September 30, 2006

During the nine months ended September 30, 2006, we generated net income (on a going concern basis) of $10.4 million. In general, the net income was primarily attributable to asset realization in excess of recorded carrying amounts, partially offset by a negative interest margin and normal operating expenses. Under the going concern basis, asset realization in excess of recorded carrying amounts was primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

During 2006, the aircraft-finance market continued to display a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts, which resulted in $86.6 million of the $106.9 million net gains we recognized during the first nine months of 2006. Additionally, results for the nine months ended September 30, 2006 were enhanced by a revaluation of our non-aviation assets in conjunction with their classification as held for sale and subsequent sale, which resulted in a $14.7 million reversal of provision for credit losses, partially offset by an $8.7 million specific reserve related to the Thaxton loan.

Our asset realization in excess of recorded carrying amounts was partially offset by a $73.2 million negative interest margin, which is primarily due to our portfolio containing a lower level of earning assets ($12.9 million at September 30, 2006) than the principal amount of outstanding debt ($1.5 billion at September 30, 2006) and a high aggregate cost of funds (aggregate effective rate of 13.9% for the nine months ended September 30, 2006).

Results of Operations for the three months ended September 30, 2006

During the three months ended September 30, 2006, we generated net income (on a going concern basis) of $4.6 million. In general, the net income was primarily attributable to asset realization in excess of recorded carrying amounts, partially offset by a negative interest margin, normal operating expenses and a net provision for credit losses.

During the three months ended September 30, 2006, the aircraft-finance market continued to display a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts, which resulted in $42.8 million of the $49.9 million net gains we recognized during the third quarter of 2006.

Our asset realization in excess of recorded carrying amounts was partially offset by a $25.4 million negative interest margin, which was significantly impacted by a lower level of earning assets ($12.9 million at September 30, 2006) than the principal amount of outstanding debt ($1.5 billion at September 30, 2006) and a high aggregate cost of funds (aggregate effective rate of 14.4% for the three months ended September 30, 2006) and a $7.2 million net provision for credit losses recorded during the quarter. The provision was necessary to establish an $8.7 million specific reserve related to the Thaxton loan, which adjusted the net book value of the loan to its estimated settlement.

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

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally speaking, our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of claims and litigation even though we anticipate settling or resolving the matters for considerably less. Additionally, our cash reserve methodology assumes a longer liquidation period than our reserve for estimated costs, as well as a contingency for unknown matters that may arise as we complete the wind-up process.

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

The timing and amount of distributions to Senior Note holders will depend on the timing and amount of proceeds we receive upon the sale of our remaining assets, the resolution of claims and other litigation matters, the extent to which reserves for current or future liabilities are required and the length of time required to settle all of our matters. We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeal of the Bankruptcy Court’s order that authorizes us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

During the third quarter of 2007, we made no principal prepayments on the Senior Notes. Cumulative prepayments through the third quarter of 2007 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represents approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $293.3 million, which is considerably less than the total principal and interest due of approximately $1.5 billion. These estimated distributions ($293.3 million) taken together with $115.0 million of principal and interest already distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $408.3 million, which is a $3.5 million increase over our year-end estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

The Senior Notes have a first priority security interest in substantially all of our remaining assets; however, as noted above, the Indenture requires us to first use any cash and cash equivalents to pay or to fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture.

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of September 30, 2007. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the Bankruptcy Court seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On June 26, 2007, the Bankruptcy Court entered a final order granting our motion in its entirety, but stayed that order until October 22, 2007; however, the equity committee is appealing the final order to the United States District Court for the District of Delaware. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

Based on our financial condition, there will not be sufficient funds available to fully repay the outstanding principal on the Senior Notes or to make any 5% distribution to common stockholders, absent a court order in connection with the appeal referred to above. As a result, there will not be a return to our stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2006 Form 10-K. There has not been any material changes during the nine months ended September 30, 2007, except for a $59.4 million prepayment of Senior Notes and payment of our quarterly management fees ($6.0 million as of September 30, 2007) to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. During 2007, we substantially completed the liquidation of our portfolio.

The following table presents the activity in our liquidating portfolio for the nine months ended September 30, 2007:

Liquidating Portfolio at December 31, 2006	$185,544
Cash Activity:
Collections and proceeds	(179,426)
Non-Cash Activity:
Change in estimated net realizable value of assets	(746)

Liquidating Portfolio at September 30, 2007	$5,372

Our liquidating portfolio declined to $5.4 million at September 30, 2007, down from $185.5 million at December 31, 2006. During 2007, our cash activity was comprised of customer collections (including recoveries) and proceeds received from the sale of assets, while non-cash activity resulted in a net decrease to the estimated net realizable value of certain assets. Cash activity included the collection of $83.7 million in full and final settlement of the Thaxton loan and the sale of the remainder of our aviation assets for amounts that approximated their previously reported estimated net realizable values. The non-cash decrease in value of assets was primarily due to revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset, partially offset by an increase in interest accruing on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of other aviation assets and the realization of certain customer claims for amounts in excess of previous estimates.

As of September 30, 2007, the remaining portfolio value is comprised of a few small financing transactions that are expected to be collected in their normal course before year-end or shortly thereafter and investments with a net realizable value of approximately $5.2 million, which includes our remaining $4.6 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. As of September 30, 2007, the obligation to current and former employees is estimated to be $2.6 million, resulting in estimated excess assets of approximately $2.0 million that will revert to the Company upon discharge of all obligations. In an effort to continue to wind-up our affairs, on November 12, 2007, we amended the severance plan and trust agreements to terminate the plans effective December 31, 2007 and pay the remaining eligible employees their scheduled benefits in early 2008 while they remain actively employed. Upon discharge of these remaining obligations to employees, any assets remaining in the trusts will be distributed to the Company.

The remaining portfolio also includes, among other transactions, a number of customer judgments and claims, a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. During the third quarter of 2007, multiple buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally speaking, our cash reserve methodology was altered during 2007 to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs, resolution of outstanding bankruptcy claims and matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining a higher cash reserve to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our liquidation process is now focused on the wind down of our operations, resolution of claims and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states will only take a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdraw process until all outstanding claims and litigation have been resolved or active assets liquidated. As of September 30, 2007, we have completed the withdrawal process for 26 states, while others are pending.

Prior to September 30, 2007, we settled all active bankruptcy claims for amounts that were less than previously estimated, resulting in an approximately $0.7 million reduction in our claims accrual. The remaining bankruptcy claims have been predominantly idle since 2001. In October 2007, we filed a Clean-up Motion with the Bankruptcy Court seeking to have the outstanding bankruptcy claims disallowed and expunged in their entirety. Refer to Note G. “Litigation and Claims” for a further discussion of the Clean-up Motion.

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters and claims. Due to delays in resolving certain legal matters and claims, we now anticipate the liquidation period extending into 2008. Certain of these legal matters are expected to continue into the second quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the second quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters and claims may extend through the end of 2008. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

In conjunction with the continued wind down of our operations, we reduced our staff to four employees as of September 30, 2007 as compared to 32 employees at December 31, 2006. We do not anticipate any further staffing reductions. The four remaining employees are scheduled to remain through the completion of the liquidation process. Staff reductions during the third quarter included the departure on August 31, 2007 of an executive officer (Philip A. Donnelly, Senior Vice President, General Counsel and Secretary). Legal activity has significantly declined on a day to day basis and we will utilize external counsel to deal with our remaining legal issues. We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia that expires in 2011 and retain sufficient cash reserves to fund operating expenses as they come due.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes from the information provided in our 2006 Form 10-K.

Item 4.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we are scheduled to include in our Annual Report on Form 10-K for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accountants will not be required to attest to and report on the effectiveness of internal controls over financial reporting until the year ending December 31, 2008.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

10.1	Amendment of The FINOVA Group Severance Plan and Summary Plan Description dated November 12, 2007.

10.2	Termination of The FINOVA Group Severance Trust Agreement dated November 12, 2007.

10.3	Termination of The FINOVA Group Bonus and United Kingdom Severance Trust Agreement dated November 12, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.
(Registrant)

Date: November 12, 2007	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment of The FINOVA Group Severance Plan and Summary Plan Description dated November 12, 2007.

10.2	Termination of The FINOVA Group Severance Trust Agreement dated November 12, 2007.

10.3	Termination of The FINOVA Group Bonus and United Kingdom Severance Trust Agreement dated November 12, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.