Form 10-K
period 2007-12-31
FINOVA GROUP INC
filed 2008-03-17
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Aggregate market value of Common Stock, held by nonaffiliates of the registrant as of June 29, 2007 (based on its closing price per share on that date of $0.04) was approximately $2.4 million. On March 13, 2008, the registrant had approximately 122,041,000 shares of Common Stock ($0.01 par value) outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☑    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE:

None.

NAME OF ITEM

PART I

Item 1.	Business.

General

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA was a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, we provided a broad range of financing and capital markets products, primarily to mid-size businesses. Throughout this document, “we,” “us” and “our” also refer to The FINOVA Group Inc. and its subsidiaries. FINOVA is a Delaware corporation incorporated in 1991. Our principal executive office is located at 8320 North Hayden Road, Suite C112, Scottsdale, Arizona 85258, telephone (480) 624-4988.

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

As of December 31, 2007, we remain obligated to repay $1.4 billion of principal on the Senior Notes. In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option. Although we have repaid a total of $1.54 billion or approximately 52% of the principal as of the date of this report, we do not have sufficient assets to fully repay the Senior Notes.

On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 4, 2006, the Bankruptcy Court granted our Motion and approved (i) the previously announced settlement of various litigations associated with The Thaxton Group, Inc. (the “Thaxton Settlement”), (ii) the ongoing sale of our remaining assets, the orderly windup of our operations and our future dissolution, (iii) our sale of all or substantially all of our assets without stockholder approval and our future dissolution without stockholder approval at such time as our Board deems to be appropriate and (iv) channeling to the Bankruptcy Court any claims against us that the holders of our Senior Notes or the indenture trustee for the Senior Notes may have arising from or in any way related to our joint chapter 11 plan, the ongoing liquidation of FINOVA, the senior secured notes, or the windup of our operations.

As a result of the aforementioned approvals, we took steps to initiate our complete liquidation and as such, the information provided in this Annual Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the Indenture, we currently maintain cash reserves that we believe are adequate to pay our operating expenses as they come due.

High Investment Risk

As previously stated, we will not be able to fully repay the Senior Notes or to make any distributions to our stockholders absent a court order in connection with the litigation disclosed in Item 3. “Legal Proceedings – Motion Regarding Distribution to Stockholders.” Consequently, investing in the Senior Notes and common stock involves a high level of risk. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation for a further discussion of the Senior Notes and restrictions on distributions to stockholders.

Because substantially all of our assets (including cash reserves) are pledged to secure obligations under the Intercompany Notes (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations) securing the Senior Notes, our ability to obtain additional or alternate financing is severely restricted. As a result of this and the substantial liquidation of our portfolio, our only meaningful source of liquidity is cash reserves held by the Company.

Employees

At December 31, 2007, we had four employees compared to 32 at December 31, 2006. We do not anticipate any further staffing reductions. The four remaining employees are scheduled to remain through the completion of the liquidation process.

The employee reductions reflect the significant continued liquidation of our portfolio, while retaining appropriate oversight of the smaller operation and maintaining adequate resources to deal with outstanding legal matters and the future dissolution of our entities.

Employees are covered by a severance program, which was approved by our Board of Directors. We have also developed an annual performance-based incentive program for employees. To maintain the stability of our workforce throughout the liquidation, our Board of Directors previously approved the establishment of two grantor trusts to secure obligations under the severance and bonus programs. In an effort to continue to wind-up our affairs, on November 12, 2007, we amended the severance plan and trust agreements to terminate the plans effective December 31, 2007 and paid the remaining eligible employees their scheduled severance benefits in early 2008, while they remain actively employed. Upon discharge of the remaining severance obligations to employees in 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company. Employees remain eligible to receive future performance bonuses, which will be paid from the Company’s cash reserves.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Those reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, information statements and other information regarding issuers that file electronically.

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

A number of other factors including (i) unknown liabilities or claims, (ii) greater or less than expected expenses, and (iii) greater or less than anticipated net proceeds from asset sales could result in the distributions to the Senior Note holders being more or less than anticipated or delayed.

As a result of the adoption of a Plan of Liquidation, potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets. We cannot predict how these factors and changes in the national economy or other factors may affect the prices that we can obtain from sales of our remaining assets or the timing of such sales.

It has become more difficult to offset the costs of collecting the remaining assets. Since we have substantially liquidated our portfolio, it has become more difficult to offset the costs associated with collecting the remaining assets and being a public company. Additionally, we incur the risks of potential liabilities that are associated with dispositions of assets, in the form of indemnifications, representations and warranties.

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

At any time, we may transfer to a liquidating trust any assets not sold or distributed, subject to outstanding liabilities. If a liquidating trust is established, we would distribute interests in the liquidating trust to the then holders of Senior Notes pro rata to their interests in the Senior Notes. If the litigation concerning the right of equity holders to receive distributions is still pending or if it has been resolved in favor of a distribution to equity holders, the equity holders would also receive interests in the liquidating trust. However, any interest in the liquidating trust held by equity holders would be limited to the amount of the litigation claims. Such distributions could have tax ramifications to security holders and could affect the ultimate recovery received by the Company’s security holders.

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

Risks related to our Assets and Liabilities

Our ability to sell the remaining assets is impacted by limitations of buyers. Risks associated with the sale of our assets, which if they materialize, could have a material adverse effect on our business, net assets in liquidation and cash flows include:

•	Lack of demand by prospective buyers;

•	Inability to find qualified buyers;

•	Inability of buyers to obtain satisfactory financing; and

•	Lower than anticipated sale prices;

Our net assets in liquidation and cash flows are affected by economic conditions and the performance of our borrowers. Economic conditions in general or in particular market segments could impair the ability of our borrowers to operate or expand their businesses, which might result in decreased performance, adversely affecting their ability to repay their obligations to us. If this were to occur, the rate of borrower defaults or bankruptcies may increase. A worsening of economic conditions could adversely affect our ability to realize estimated cash flows.

We rely on information from third parties, which may not be accurate. Third party information is supplied by our borrowers, trustees or prepared by appraisers. Inaccuracies in that information could lead to inaccuracies in our estimates, including asset valuations and cash flow projections.

Current and future legal and administrative claims and proceedings against us may result in increased costs and diversion of management’s attention. We are party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from our attempts to enforce our lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against us. Legal matters decided against us could have a material adverse impact on our net assets in liquidation or cash flows. Additionally, we cannot control the timing of resolving legal matters. An increase in the anticipated time to resolve certain of the legal matters could adversely affect our estimated costs of completing the liquidation. See Item 3. “Legal Proceedings,” for a discussion of specific claims outstanding against us.

We have current and future obligations to creditors. Claims, liabilities and expenses from operations (such as operating costs, salaries, bonuses, management fees, directors’ and officers’ insurance, payroll and local taxes, legal professional services, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred through the liquidation process. As part of this process, we will attempt to satisfy any obligations with creditors. These expenses will reduce the amount of assets available for ultimate distribution to Senior Note holders. To the extent our liabilities exceed the estimates that we have made, the amount of liquidating distributions to Senior Note holders will be reduced.

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

Cash investments are subject to credit exposure and interest rate fluctuations, which could result in the increase or decrease in the value of the investments. A substantial portion of our cash reserves are invested in short-term instruments, including money markets, U.S. Treasuries and certificates of deposit. Although our investment policy is designed to provide for short-term liquidity and low levels of risk, such investments are subject to credit exposure and interest rate fluctuations. Consequently, the value of investments could increase or decrease accordingly. Any decrease would reduce the amount available for distribution to Senior Note holders.

Risks related to our Organization and Structure

We may not be able to retain our employees. We now employ only four employees, each of whom is important to the continued liquidation of our remaining assets, settlement of liabilities and claims and the future dissolution of our entities. Our failure to retain these employees could result in a less efficient and more expensive liquidation process. Retention incentives intended to retain those employees may not be successful in the future. In addition, as staff is reduced, internal controls and procedures must be readjusted to help assure proper handling and reporting of financial and other matters. Doing so becomes more difficult as our staff is reduced, and the loss of personnel could have a significant impact on our ability to maximize value from our remaining assets and minimize the settlement of claims.

It is unlikely we will be able to utilize our tax attributes. We have not recorded a benefit in our financial statements for existing tax attributes and estimated future tax deductions since we do not expect to generate the future taxable income needed to use those tax benefits. We do not anticipate being able to use those tax attributes, including most of our net operating loss carryforwards. Upon final dissolution of our entities, existing tax attributes and future tax deductions will be extinguished.

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

Item 2.	Properties.

Our principal executive office is located at 8320 North Hayden Road, Suite C112, Scottsdale, Arizona 85258, telephone (480) 624-4988.

As a result of the continued liquidation and sale of assets, we consolidated operations and reduced staff, resulting in the need for less office space. In early 2007, we closed all corporate offices and moved the remaining residual staff to our current location, noted above. This executive office is on a short-term lease and has no termination costs associated with our ultimate departure. The office closures were completed in conjunction with the expiration of their lease terms and as a result, we incurred no termination costs.

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

Under the liquidation basis of accounting, liabilities for loss contingencies and claims are reported at their estimated settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate or settle an obligation in the due course of business.

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

As part of the settlement, on April 16, 2007, we received $83.7 million, representing all amounts we transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to us since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which was retained by the Thaxton Entities. In addition, we received complete releases from all Thaxton parties for all matters related to the Thaxton Entities and the prior summary judgment order of the District Court was vacated.

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

The TLP Action was filed in the South Carolina Court of Common Pleas of Lancaster County, Sixth Judicial Circuit, and was removed on February 6, 2007 to the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that all claims against both us and FINOVA Capital are without merit, and that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. Upon motion by the Company and FINOVA Capital to the South Carolina District Court seeking an order compelling such arbitration, the Court granted the relief sought and entered an order dismissing the action on May 30, 2007. On June 19, 2007, the TLP plaintiffs appealed such order to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). Further, on June 29, 2007, the TLP plaintiffs filed an arbitration demand with the American Arbitration Association. On August 16, 2007, the Company and FINOVA Capital filed a response to the arbitration demand denying any liability. On December 20, 2007, the TLP plaintiffs’ appeal was denied by the Fourth Circuit. On January 23, 2008, a petition for rehearing by the TLP plaintiffs was denied by the Fourth Circuit. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against the Company and FINOVA Capital in the pending arbitration. Based on an arbitration schedule, a hearing on the merits of the TLP Action is not expected until the third quarter of 2008.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of December 31, 2007. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion. As expected, the financial expert concluded that FINOVA is insolvent. On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed a motion requesting a stay in the distribution of funds held in the restricted account pending appeal of the final order to the United States District Court for the District of Delaware (the “Delaware District Court”), which was filed on July 6, 2007. The Bankruptcy Court granted the equity committee a ninety (90) day stay, which expired October 22, 2007, and directed that all further action related to this matter be heard in the Delaware District Court. On August 31, 2007, the equity committee filed a motion with the Delaware District Court requesting a stay pending final resolution of any appeal. On October 31, 2007, the Delaware District Court granted a stay pending appeal of the Bankruptcy Court’s Final Clarification Order. The Delaware District Court is expected to rule on the appeal during the first quarter of 2008.

Through December 31, 2007, we have been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. Subsequent to year end, the equity committee was seeking a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion be increased to $473,751. The increase granted by the Bankruptcy Court represents one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the pending appeal of the Final Clarification Order.

On July 16, 2007, FINOVA filed a notice of cross-appeal with the Delaware District Court contesting the Bankruptcy Court’s order that re-formed the equity committee and the three fee cap orders. In December 2007, the equity committee filed a motion to strike our cross-appeal on the basis that the cross-appeal was untimely. On February 26, 2008, the Delaware District Court issued a memorandum opinion denying the equity committee’s motion to strike our cross-appeal and our cross-appeal is still pending.

Motion Regarding Outstanding Bankruptcy Claims

On October 3, 2007, we filed a clean-up objection to outstanding disputed proofs of claims (the “Clean-up Motion”) with the Bankruptcy Court. The Clean-up Motion requested, among other things, to have the outstanding bankruptcy claims, which aggregated $26.1 million, disallowed and expunged in their entirety. Objections to the Clean-up Motion were due by November 5, 2007. On November 14, 2007, the Bankruptcy Court ordered that $21.1 million of claims that did not file an objection to the Clean-up Motion were disallowed and expunged in their entirety, while we agreed to settle $5.0 million of the outstanding claims for $0.8 million. As a result of certain claims being disallowed and other claims being settled for lower than previously anticipated amounts, we reversed an excess accrual of $4.8 million during the fourth quarter of 2007. The reversal is shown as a change in net assets in liquidation.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades over-the-counter (“OTC”) under the symbol “FNVG.” At December 31, 2007 and 2006, we had approximately 122,041,000 shares of common stock outstanding, 50% of which are held by an affiliate of Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. and Leucadia. The following table summarizes the high and low bid prices as reported on the OTC by Commodity Systems Inc. The OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Sales Price Range of Common Stock
	2007		2006
	High	Low	High	Low
Quarters:
First	$0.12	$0.06	$0.08	$0.06
Second	0.08	0.04	0.12	0.06
Third	0.09	0.03	0.12	0.08
Fourth	0.09	0.03	0.10	0.06

We did not pay or declare any dividends during 2007 and 2006. Stockholders should not expect any payments or distributions. Refer to Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of stockholder payments and our motion regarding distributions to stockholders.

Our Certificate of Incorporation prohibits persons (except Berkadia and its affiliates) from acquiring 5% or more of Corporation Securities (as defined in the Certificate of Incorporation) unless the purchase is approved by our Board of Directors. Those restrictions did not apply to the acquisition of shares in connection with the reorganization proceedings. The restrictions will remain in effect until the earlier of (a) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (b) the beginning of the taxable year to which certain tax benefits may no longer be carried forward.

As of March 13, 2008, there were approximately 13,417 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.04.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1–13 of Annex A.

Item 8.	Financial Statements and Supplemental Data.

Financial Statements – See Item 15 hereof and Annex A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securites Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

We believe that any system of internal controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that all of our objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Our independent registered public accountants will not be required to attest to and report on management’s assessment until the end of 2009.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information with respect to those individuals who serve as directors or executive officers of FINOVA. Messrs. Cumming, Steinberg and Mara serve pursuant to the Management Services Agreement with Leucadia that expires in 2011. Mr. Ross is an “at will” employee and may be terminated at any time.

Name	Age	Position and Background

Thomas F. Boland	64	Director of FINOVA since 2001.

Ian M. Cumming	67	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

G. Robert Durham	79	Director of FINOVA since 1992.

Thomas E. Mara	62	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia from 1993 to 2007.

R. Gregory Morgan	54	Director of FINOVA since 2001.

Kenneth R. Smith	65	Director of FINOVA since 1992.

Joseph S. Steinberg	64	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Richard A. Ross	40	Senior Vice President, Chief Financial Officer and Treasurer of FINOVA since 2004. Previously, Vice President – Chief Accounting Officer or similar positions of FINOVA and FINOVA Capital for more than five years.

The recent business experience of our directors is summarized as follows:

THOMAS F. BOLAND. Since 2005, Mr. Boland has been an independent consultant. From 2001 until 2005, Mr. Boland was a Managing Director of Seneca Financial Group, Inc. (an investment bank specializing in financial restructuring advisory services). Prior to that, Mr. Boland served as a Managing Director for Citigroup Corporate and Investment Bank, Inc. in charge of Japan, Europe and North America Credit and Operating Risk Management from 1999 to 2001. He served as a Senior Risk Manager for Citibank’s Global Relationship Bank and he was Chairman of the Board of Shuttle, Inc. from 1992 to 1997. Mr. Boland has been designated to serve on the Board by the creditors’ committee in our reorganization proceedings. Mr. Boland was appointed to our Board of Directors as the designee of the creditors’ committee in those proceedings, which was given the right under the plan of reorganization to appoint one director. Our Bylaws provide that our Board will renominate him each year as a director so long as at least $500 million of our 7.5% senior secured notes remain outstanding, unless a majority of the note holders request nomination of a different director, pursuant to procedures set forth in the Bylaws.

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

THOMAS E. MARA. Mr. Mara has served as Chief Executive Officer of FINOVA since September 2002. Previously, he served as Executive Vice President of FINOVA from 2001 to September 2002. Mr. Mara also serves as Executive Vice President of Leucadia since 1980 and served as Treasurer of Leucadia from 1993 to 2007. He has served as a director of Inmet Mining Corporation (a Toronto stock exchange listed Canadian mining company) from August 2005 to present.

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

JOSEPH S. STEINBERG. Mr. Steinberg has served as President of FINOVA since August 2001. He has served as director of Leucadia since 1978 and President of Leucadia since 1979. Mr. Steinberg also has served as a director of HomeFed since August 1998 (Chairman of the Board since December 1999).

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee consists of Messrs. Morgan (Chairman), Boland and Smith. The Board of Directors has determined that each of Messrs. Boland and Smith qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). Applying applicable listing standards of the New York Stock Exchange and the rules and regulations of the SEC, the Board of Directors has determined that Messrs. Morgan, Smith and Boland are independent for purposes of the Audit Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2007, all persons subject to the reporting requirements of Sections 16(a) filed the required reports on a timely basis.

CODE OF CONDUCT

We have a Code of Conduct, which is applicable to all directors, officers and employees of the Company. The Code of Conduct is available on our website, www.finova.com. We intend to post amendments to or waivers from our Code of Conduct on our website.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

We have continued with efforts to wind-up the affairs of the Company in a timely manner. As a result of substantially completing the liquidation of our asset portfolio, we were able to reduce staff and simplify the remaining processes and procedures. During 2007, we reduced our workforce by 28 employees, which resulted in only four employees at December 31, 2007. The level of the remaining workforce allows the Company to retain the appropriate oversight of the smaller operation and maintain adequate resources to deal with outstanding legal issues and the future dissolution of our remaining entities. These facts and circumstances were taken into consideration during the development of the following discussion and analysis of our compensation programs.

Overview of Compensation Program

Historically, when there was a large population of employees working in various business units, our Board of Directors (the “Board”) actively participated in determining compensation for employees. The Company has downsized dramatically in the past several years and has been in constant internal reorganization. There are only a handful of employees left to wrap up our affairs and as a result, the Board has delegated to the Chief Executive Officer (the “CEO”), the authority to set compensation for the remaining executive and non-executive officers of the Company, while retaining the authority for approval of compensation programs offered to employees through the Human Resources Committee of our Board, consisting of Messrs. Steinberg, Mara and Smith (Chair).

Compensation Philosophy and Objectives

Our Executive Compensation Program is designed to retain our one remaining paid executive officer as well as motivate him to remain focused on maximizing the value of the remaining portfolio and assets, while containing expenses for the benefit of our creditors and shareholders. After careful consideration of our circumstances, as described above, and voluntary turnover levels in prior years, retention of employees has become critical to the liquidation of our remaining portfolio. Our remaining employees are highly mobile and could obtain employment at other companies with long-term prospects. Our ability to continue to maximize value from our portfolio liquidation and distributions to our creditors would be negatively impacted should we lose personnel that have specific knowledge of our assets, litigation matters and claims and knowledge of historical company information.

2007 Executive Compensation Components

The CEO has been given the discretion to modify or adjust awards for all executives for the fiscal year ending December 31, 2007. The principal components of compensation for the named executive officers listed in the summary compensation table below were:

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

In determining base salary, in the past we have used outside market data of companies within similar industries (primarily finance) as a benchmark. The outside market data utilized does not reflect the liquidating nature of the Company but is used as a reference point only of similar businesses within the industry. Market data for other liquidating entities was not available. We have ceased to purchase outside salary data due to cost constraints and have instead utilized the resources of World at Work, a not-for-profit organization which provides human resources professionals with information regarding items such as compensation and benefits, to benchmark the finance industry. The data taken into consideration when assessing base salaries included industry classification, geographic area and size of organization. Within these parameters, trends on compensation as well as the position and function of individuals were taken into consideration. Historically, base salaries were designed so that salary opportunities for a given position were between 75% and 125% of the midpoint of the base salary range for comparable companies. Generally speaking, we have continued to maintain base salaries in-line with these target levels.

Discretionary Incentive Awards

As part of our compensation program, employees participate in a bonus program in which they are eligible for a year-end discretionary performance bonus that ranges from 0% to 200% of the employee’s base salary. The bonus ranges are set as a percentage of the person’s annual salary and bonus percentage ranges will generally increase with the employee’s pay grade and level of responsibility and criticality. Bonuses for 2007 were paid based on our subjective determination of the participant’s contribution to the continued wind-down of FINOVA and the employee’s personal performance, in the complete discretion of the Company. Historically, a participant’s performance was measured against objectives established for that participant at the beginning of the year. However, individual objectives are no longer considered to be relevant, as all employees are working towards our overall objective of maximizing value from our liquidation.

Retirement

All compensated employees, including the named executive officers below, were eligible to participate in The FINOVA Group Inc. Savings Plan (the “Savings Plan”), which was a tax qualified 401(k) program. This program was terminated as of March 31, 2007.

Up to this date, employees could elect voluntary wage deductions ranging from 0% to 30% of taxable compensation as prescribed by the Internal Revenue Service to the savings plan on a before tax basis. Our matching contributions were based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. All contributions to the Savings Plan as well as any matching contributions were fully vested upon contribution.

The Savings Plan was amended as of January 1, 2005 to include an Age and Service contribution to the Savings Plan. Beginning January 1, 2005, substantially all employees received an Age and Service contribution to the Savings Plan based on each employee’s eligible earnings, age, and years of service. Like other contributions to the Savings Plan, the Age and Service contributions were limited to prescribed limits set forth by the Internal Revenue Service.

Perquisites and Other Personal Benefits

We provide named executive officers with certain financial benefits that we believe are reasonable and consistent with our overall compensation program to enable us to retain superior employees for key positions.

The named executive officers, except for the Leucadia designees, are provided with financial and tax counseling, tax gross ups on the financial counseling, medical expense reimbursements and executive physicals. The costs of the financial benefits described above for the named executive officers for the fiscal year ended December 31, 2007 and 2006 are included in the column labeled “All Other Compensation” of the “Summary Compensation Table” shown below. The amounts attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites or benefits received by such named executive officer.

The following table summarizes the compensation we paid during 2007 and 2006 to our most highly compensated executive officers based on salary and annual bonus. Bonus totals also include amounts paid in 2008, which related to 2007 performance.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary	Bonus (2)	All Other Compensation (3)	Total
Richard A. Ross	2007	$227,500	$350,000	$56,153	$633,653
SVP-Chief Financial Officer & Treasurer	2006	210,000	300,000	56,079	566,079
Philip A. Donnelly (through August 31, 2007)	2007	$143,333	$250,000	$582,356	$975,689
Former SVP-General Counsel and Secretary	2006	200,000	300,000	21,496	521,496

(1)	Ian M. Cumming, our Chairman, Joseph S. Steinberg, our President and Thomas E. Mara, our Chief Executive Officer are not included in this table. Their services are provided to FINOVA under a Management Services Agreement with Leucadia and they receive no compensation as employees. The Management Services Agreement is discussed in more detail in “Certain Relationships and Related Transactions and Director Independence” below.

(2)	Bonuses are discretionary payments based on performance of the recipient in relation to our overall objective of maximizing value from the orderly collection of our portfolio. The 2007 amount for Mr. Ross includes a payment made in January 2008 relating to 2007 performance.

(3)	Amounts for the named executive officers include matching payments and other company contributions under the Savings Plan, financial consulting services, executive healthcare, the payout of unused vacation and certain tax gross-ups. Additionally, Mr. Donnelly received severance compensation of $538,503.

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

The services of Messrs. Cumming, Mara and Steinberg are provided to FINOVA under a Management Services Agreement with Leucadia. They receive compensation as directors, including the retainer and meeting fees noted above. The Management Services Agreement is discussed in more detail in “Certain Relationships and Related Transactions and Director Independence” below.

The table below summarizes the compensation earned by or paid to our Directors for the fiscal year ended December 31, 2007.

DIRECTOR SUMMARY COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total
Thomas F. Boland	$37,500	$37,500
Ian M. Cumming	$30,000	$30,000
G. Robert Durham	$30,000	$30,000
Thomas E. Mara	$39,000	$39,000
R. Gregory Morgan	$37,500	$37,500
Kenneth R. Smith	$39,000	$39,000
Joseph S. Steinberg	$31,500	$31,500

Arrangements With Respect To Severance Compensation

The Board previously established and funded two trusts to secure obligations to all of our employees for severance and bonuses. The Trustee of both trusts is Atlantic Trust Company. One trust (the “US Severance Trust”) secures the severance and related medical insurance and outplacement obligations for the US employees. The US Severance Trust pays terminated employees their severance benefits if they are otherwise eligible to receive severance and enter into a release of liability, as is required by our policy.

The other trust (the “Bonus Trust”) secures the bonus obligations for all employees and the severance obligations for the employees that were based in the United Kingdom. The trust provides that if the Company does not pay the bonus or UK severance payments, the employees can request that the Trustee pay those amounts from the trust, pursuant to procedures established in the Trust Agreement.

We funded these trusts in 2003 with a total of approximately $24 million, which approximated the estimated liability due under those programs at that time, and was not in addition to amounts that would otherwise have been due. At December 31, 2007, the trusts totaled $4.7 million. Excess amounts in the trusts, after satisfaction of all obligations to participants and the trustee, would revert to FINOVA.

In an effort to continue to wind-up our affairs, on November 12, 2007, we amended the severance plan and trust agreements to terminate the plans effective December 31, 2007 and paid the remaining eligible employees their scheduled severance benefits in early 2008, while they remain actively employed. Upon discharge of the remaining severance obligations to employees in 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company. Employees remain eligible to receive future performance bonuses, which will be paid from the Company’s cash reserves.

Pursuant to letter arrangements, which had previously been filed as exhibits to the Company’s filings, executive officers were eligible to receive severance compensation if they were involuntarily terminated other than for cause, with payments based on years of service. Mr. Donnelly received severance compensation of $538,503 following his termination in August 2007, which represented 2.4 years of base salary and included $14,000 for the cash equivalent of executive benefits, including financial counseling. Mr. Donnelly was also entitled to 12 months of health insurance. Mr. Ross received severance compensation of $772,235 in early 2008 following the termination of the severance plan effective December 31, 2007. This amount represented 2.7 years of base salary and included $135,000 for the cash equivalent of 13 months of health insurance, outplacement assistance and executive benefits, including financial counseling.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information as of February 1, 2008 with respect to the beneficial ownership of common shares by the beneficial owners of at least 5% of our outstanding common shares. Ownership includes direct and indirect (beneficial) ownership, as defined by the SEC rules. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the first table is as of the latest reports by those entities received by us.

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

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information as of February 1, 2008 with respect to the beneficial ownership of common shares by (1) each director and (2) each of the executive officers named in the Summary Compensation Table under Item 11. “Executive Compensation.”

Name	Position (s)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
Thomas F. Boland	Director	0
Ian M. Cumming	Director and Chairman	(1)
G. Robert Durham	Director	0
Thomas E. Mara	Director and Chief Executive Officer	0
R. Gregory Morgan	Director	0
Kenneth R. Smith	Director	0
Joseph S. Steinberg	Director and President	(1)
Philip A. Donnelly	Former SVP - General Counsel and Secretary	0
Richard A. Ross	SVP - Chief Financial Officer & Treasurer	0
Directors and Executives, as a group (11 persons)		0(1)	*

*	Less than one percent.

(1)	Does not include any interest in 30,510,290.5 shares (25%) of FINOVA’ s common stock that Leucadia may be deemed to beneficially own under SEC Rule 13d-3 by virtue of its indirect membership interests in an affiliate of Berkadia LLC. Together with certain family members, Mr. Cumming and Mr. Steinberg beneficially own significant amounts of Leucadia stock. By virtue of their beneficial ownership of Leucadia, they may be deemed to be the indirect beneficial owners of their pro rata share of our common stock beneficially owned by Leucadia.

EQUITY COMPENSATION PLAN INFORMATION

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Transactions

The Company’s Audit Committee Charter addresses the reporting, review and approval or ratification of transactions with related persons. The Audit Committee is authorized to review all related person transactions and approve such transactions in advance of such transactions being given effect. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider the relevant facts and circumstances of the related person transaction which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operation.

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

Leucadia manages FINOVA pursuant to the Management Services Agreement, which was originally entered into in February 2001, before we commenced the reorganization proceedings. The management agreement expires in 2011 and provides that Leucadia will appoint the Chairman, President and other officers, as it deems necessary to fulfill its duties. Leucadia generally manages our affairs, subject to direction by the Board of Directors.

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

We pay Leucadia $8 million each year for management fees under the Management Services Agreement. Fees are paid quarterly in advance. As of February 29, 2008, we have paid Leucadia $2 million of management fees during the fiscal year 2008. Leucadia has advised us that the $8 million annual management fee is shared equally with Berkshire Hathaway under the terms of the Berkadia operating agreement.

We do not pay compensation for the services of Messrs. Cumming, Steinberg and Mara or any of Leucadia’s other personnel, except for the management fees noted above. Under the management agreement, we pay reasonable out-of-pocket expenses incurred by those individuals. We also pay directors’ fees to those who serve on the Board as noted above.

Each of the management agreement, the Berkadia Loan, and the issuance of common stock to Berkadia was approved by the Bankruptcy Court overseeing the Company’s reorganization.

Director Independence

The Board has determined that Messrs. Boland, Durham, Morgan and Smith are independent under applicable listing standards of the New York Stock Exchange. In determining Mr. Durham’s independence, the Board noted that Mr. Durham has a one-year consulting agreement with Leucadia pursuant to which he provides consulting services with respect to Leucadia’s current and future mining operations and investments and for which Mr. Durham was paid $150,000 by Leucadia. The Board has determined that this consulting arrangement is not a material relationship and does not affect Mr. Durham’s status as an independent director. The Leucadia affiliated directors, Messrs. Cumming, Steinberg and Mara are not independent under applicable listing standards of the New York Stock Exchange. The Board does not have, and historically has never had, a nominating committee.

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

The following table sets forth the total fees billed or expected to be billed by Ernst & Young LLP for audit services rendered in connection with the audit of our financial statements for 2007 and 2006, and fees billed for other services rendered by that firm for those years:

	2007	2006
Audit Fees	$312,000	$407,000
Audit Related Services (1)	44,000	60,500
All Other Fees (2)	1,500	1,500

Total Fees	$357,500	$469,000

(1)	Audit Related Services included audits of our benefit plans.

(2)	All Other Fees included fees billed for access to on-line accounting research tools and publications.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed.

1)	Financial Statements.

The following financial information is included in Annex A:

Page
Management’s Discussion and Analysis of Financial Condition and Results of Operations	A-1
Report of Independent Registered Public Accounting Firm	A-14
Consolidated Statements of Net Assets in Liquidation (liquidation basis) at December 31, 2007 and 2006	A-15
Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Year Ended December 31, 2007 and for the Period December 5, 2006 to December 31, 2006	A-16
Statement of Consolidated Operations (going concern basis) for the Period January 1, 2006 to December 4, 2006	A-17
Statement of Consolidated Cash Flows (going concern basis) for the Period January 1, 2006 to December 4, 2006	A-18
Statement of Consolidated Stockholders’ Equity (going concern basis) for the Period January 1, 2006 to December 4, 2006	A-19
Notes to Consolidated Financial Statements	A-20

2)	Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)	Exhibits.

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit

(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B

(2.C)	Form of Plan of Liquidation and Dissolution.	10-K	3/22/07	2.C

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A

(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B

(4.A)	Form of Common Stock Certificate.	10-K	3/15/02	4.A

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.	8-K	8/27/01	10.B

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.	8-K	8/27/01	10.D

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC.	10-K	3/21/03	10.I.1

(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	4/26/01	10.T.1

(10.L.1)	Form of Letter for the Bonus Program.+	10-K	3/15/02	10.L

(10.L.2)	2007 Annual Incentive Plan Rules.+	8-K	1/23/07	10.A

(10.L.3)	2008 Annual Incentive Plan Rules.+	*

(10.M.1)	Severance Plan.+	10-K	3/15/02	10.M.1

(10.M.2)	Enhanced Severance Plan. +	10-K	3/15/02	10.M.2

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description.+	10-Q	8/11/05	10.B

(10.M.4)	Amendment of The FINOVA Group Severance Plan and Summary Plan Description dated November 12, 2007+	10-Q	11/13/07	10.1

(10.N.1)	Letter from FINOVA to Philip A. Donnelly dated March 20, 2007.+	10-K	3/22/07	10.P.5

(10.N.2)	Letter from FINOVA to Richard A. Ross dated March 20, 2007.+	10-K	3/22/07	10.P.6

(10.N.3)	Letter from FINOVA to James M. Wifler dated March 20, 2007.+	10-K	3/22/07	10.P.7

(10.O)	Executive Severance Plan, Tier III.+	10-K	3/15/02	10.X

(10.P.1)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.R

(10.P.2)	Termination of The FINOVA Group Severance Trust Agreement dated November 12, 2007.+	10-Q	11/13/07	10.2

(10.Q.1)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.S

(10.Q.2)	Termination of The FINOVA Group Bonus and United Kingdom Severance Trust Agreement dated November 12, 2007.+	10-Q	11/13/07	10.3

(10.R)	Form of Master Settlement Agreement, dated as of October 31, 2006, by and among the Company, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities, and the Official Committee of Unsecured Creditors of the Thaxton Entities.	8-K	11/06/06	10.1

(10.S)	Asset Purchase Agreement by and among FINOVA Capital Corporation, Cactus Resort Properties, Inc., Desert Communications I, LLC and FCC Resort, LLC as sellers and SPCP Group, LLC as buyer, dated May 1, 2006.	8-K	5/04/06	10.A

(10.T)	Purchase and Sale Agreement by and among FINOVA Capital Corporation and AIRCRAFT 48008/48009, LLC as Sellers and FAP, LLC as buyer, dated January 17, 2007.	8-K	1/18/07	10.A

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit

(14)	Code of Conduct (Code of Ethics).	*

(21)	Subsidiaries.	*

(23)	Consent of Independent Registered Public Accounting Firm.	*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report

**	Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K

+	Relating to management compensation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINOVA GROUP INC.

March 17, 2008	By:	/s/ Richard A. Ross
Richard A. Ross
Senior Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date	Signature

Principal Executive Officer:

Thomas E. Mara Chief Executive Officer and a Director	March 17, 2008	/s/ Thomas E. Mara

Principal Financial and Accounting Officer:

Richard A. Ross Senior Vice President – Chief Financial Officer and Treasurer	March 17, 2008	/s/ Richard A. Ross

Directors:

Thomas F. Boland	March 17, 2008	/s/ Thomas F. Boland

Ian M. Cumming	March 17, 2008	/s/ Ian M. Cumming

G. Robert Durham	March 17, 2008	/s/ G. Robert Durham

R. Gregory Morgan	March 17, 2008	/s/ R. Gregory Morgan

Kenneth R. Smith	March 17, 2008	/s/ Kenneth R. Smith

Joseph S. Steinberg	March 17, 2008	/s/ Joseph S. Steinberg

EXHIBIT INDEX
Exhibit Number	Description

(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code (filed as Exhibit 10.A to the Current Report on Form 8-K dated June 22, 2001 (the “June 22, 2001 8-K”)).

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization (filed as Exhibit 2.B to the Current Report on Form 8-K dated August 27, 2001 (the “August 27, 2001 8-K”)).

(2.C)	Form of Plan of Liquidation and Dissolution.

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA (filed as Exhibit 3.A to the August 27, 2001 8-K).

(3.B)	Amended and Restated Bylaws of FINOVA (filed as Exhibit 3.B to the August 27, 2001 8-K).

(4.A)	Form of Common Stock Certificate (filed as Exhibit 4.A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 10-K”)).

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia (filed as Exhibit 10.A to the August 27, 2001 8-K).

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note (filed as Exhibit 10.B to the August 27, 2001 8-K).

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA (filed as Exhibit 10.C to the August 27, 2001 8-K).

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto (filed as Exhibit 10.D to the August 27, 2001 8-K).

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia (filed as Exhibit 10.E to the August 27, 2001 8-K).

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia (filed as Exhibit 10.F to the August 27, 2001 8-K).

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee (filed as Exhibit 10.G to the August 27, 2001 8-K).

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee (filed as Exhibit 10.H to the August 27, 2001 8-K).

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC (filed as Exhibit 10.1.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia (filed as Exhibit 10.J to the August 27, 2001 8-K).

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001 (filed as Exhibit 10.T.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

(10.L.1)	Form of Letter for the Bonus Program (filed as Exhibit 10.L to the 2001 10-K).

(10.L.2)	2007 Annual Incentive Plan Rules (filed as Exhibit 10.A to the Current Report on Form 8-K dated January 23, 2007 (the “January 23, 2007 8-K”)).

(10.L.3)	2008 Annual Incentive Plan Rules.

(10.M.1)	Severance Plan (filed as Exhibit 10.M.1 to the 2001 10-K).

(10.M.2)	Enhanced Severance Plan (filed as Exhibit 10.M.2 to the 2001 10-K).

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description (filed as Exhibit 10.B to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “2nd Quarter 2005 10-Q”)).

(10.M.4)	Amendment of The FINOVA Group Severance Plan and Summary Plan Description dated November 12, 2007 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “3rd Quarter 2007 10-Q”)).

(10.N.1)	Letter from FINOVA to Philip A. Donnelly dated March 20, 2007 (filed as Exhibit 10.P.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”)).

(10.N.2)	Letter from FINOVA to Richard A. Ross dated March 20, 2007 (filed as Exhibit 10.P.6 to the 2006 10-K).

(10.N.3)	Letter from FINOVA to James M. Wifler dated March 20, 2007 (filed as Exhibit 10.P.7 to the 2006 10-K).

(10.O)	Executive Severance Plan, Tier III (filed as Exhibit 10.X to the 2001 10-K).

(10.P.1)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003 (filed as Exhibit 10.R to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).

(10.P.2)	Termination of The FINOVA Group Severance Trust Agreement dated November 12, 2007 (filed as Exhibit 10.2 to the 3rd Quarter 2007 10-Q).

(10.Q.1)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003 (filed as Exhibit 10.S to the 2003 10-K).

(10.Q.2)	Termination of The FINOVA Group Bonus and United Kingdom Severance Trust Agreement dated as of November 12, 2007 (filed as Exhibit 10.3 to the 3rd Quarter 2007 10-Q).

(10.R)	Form of Master Settlement Agreement, dated as of October 31, 2006, by and among the Company, the Thaxton Entities, the holders of subordinated notes issued by the Thaxton Entities, and the Official Committee of Unsecured Creditors of the Thaxton Entities (filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 6, 2006 (the “November 6, 2006 8-K”)).

(10.S)	Asset Purchase Agreement by and among FINOVA Capital Corporation, Cactus Resort Properties, Inc., Desert Communications I, LLC and FCC Resort, LLC as sellers and SPCP Group, LLC as buyer, dated May 1, 2006 (filed as Exhibit 10.A to the Current Report on Form 8-K dated May 4, 2006 (the “May 4, 2006 8-K”)).

(10.T)	Purchase and Sale Agreement by and among FINOVA Capital Corporation and AIRCRAFT 48008/48009, LLC as Sellers and FAP, LLC as buyer, dated January 17, 2007 (filed as Exhibit 10.A to the Current Report on Form 8-K dated January 18, 2007 (the “January 18, 2007 8-K”))

(14)	Code of Conduct (Code of Ethics) .

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.

ANNEX A

THE FINOVA GROUP INC.

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations	A-1

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	A-14

Consolidated Statements of Net Assets in Liquidation (liquidation basis) at December 31, 2007 and 2006	A-15

Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Year Ended December 31, 2007 and the Period December 5, 2006 to December 31, 2006	A-16

Statement of Consolidated Operations (going concern basis) for the Period January 1, 2006 to December 4, 2006	A-17

Statement of Consolidated Cash Flows (going concern basis) for the Period January 1, 2006 to December 4, 2006	A-18

Statement of Consolidated Stockholders’ Equity (going concern basis) for the Period January 1, 2006 to December 4, 2006	A-19

Notes to Consolidated Financial Statements	A-20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1. “Business,” Item 8. “Financial Statements and Supplemental Data” and the Special Note Regarding Forward-Looking Statements included herein. The discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

OVERVIEW

Plan of Liquidation. On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which was approved by the Bankruptcy Court on December 4, 2006. As a result of these approvals, we took steps to initiate our complete liquidation and as such, the information provided in this Annual Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated settlement amount. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

As of December 31, 2007, we had substantially completed the liquidation of our asset portfolio. Our attention is focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of December 31, 2007, we have completed the withdrawal process for 40 states, while others are pending. Additionally, in the fourth quarter of 2007, we were able to resolve all outstanding bankruptcy claims. The Bankruptcy Court ordered that $21.1 million of the claims were disallowed and expunged in their entirety, while we agreed to settle $5.0 million of the outstanding claims for $0.8 million. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

We continue to retain sufficient cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs and matters related to the TLP Action, which could limit our ability to make and the timing of future voluntary principal prepayments.

Forever Insolvent. As of December 31, 2007, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $247.6 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

As discussed in Item 3. “Legal Proceedings,” we filed a motion in the Bankruptcy Court, seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On June 26, 2007, the Bankruptcy Court issued a final order that granted our motion in its entirety, but the order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee.

No Restructuring Plan Contemplated. On numerous occasions, we have been asked whether there is some plan to restructure the Company so as to be able to realize value on our net operating loss carryforwards (“NOL”). We are not formulating a restructuring plan. However, as we have noted for some time, the Board remains willing to consider legitimate proposals presented by note holders or others. Multiple groups have made proposals or presented us with concepts designed to save the NOLs. In each and every instance to date, the proposals and concepts were determined to not be viable under the applicable tax regulations and/or did not make economic sense.

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base, lack of retained business knowledge and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task has become more difficult due to the substantial liquidation of our portfolio and continuation of the wind-up process. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. Our financial statements do not anticipate using the NOLs for those and other reasons. Upon final dissolution of our entities, the NOLs will be extinguished.

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

Liquidation Basis of Accounting

With the approval of our Plan of Liquidation by the Bankruptcy Court, our complete liquidation is considered to be imminent and as such, we adopted the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. These estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at December 31, 2007 and 2006.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of December 31, 2007, substantially all loans and direct financing leases had been liquidated. The remaining portfolio is primarily comprised of judgments and claims against former customers. Cash flow estimates for these assets are based on current information, collection efforts, customer collateral and the financial condition of these former customers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. Cash flow estimates were based on current information and numerous assumptions concerning future general economic conditions, specific market segments, lessee performance and residual value assumptions for leases. As of December 31, 2007, all operating leases and other owned assets had been liquidated.

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

Going Concern Basis of Accounting

Our financial statements are presented on a going concern basis of accounting for all periods preceding December 5, 2006. These financial statements reflect the historical results of operations for the period January 1, 2006 to December 4, 2006.

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

New Accounting Standards. There were no new accounting standards issued during 2007 that impacted FINOVA.

CHANGES IN NET ASSETS IN LIQUIDATION AND EFFECTS OF ADOPTING THE LIQUIDATION BASIS OF ACCOUNTING

The following table summarizes changes in net assets in liquidation and the effects of adopting the liquidation basis of accounting for the periods presented (dollars in thousands):

	Year Ended Dec. 31, 2007		For the Period Dec. 5, 2006 to Dec. 31, 2006
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value	$		$60,024
Accrual of estimated liquidation costs			(26,309)
Initial adjustment of liabilties to estimated settlement amounts			588,327

Net Effect of Adopting the Liquidation Basis of Accounting			622,042

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities		5,923	2,149
Interest earned on investment of cash reserves and other operating activity		15,181	1,107
Increase in estimated costs during the liquidation period		(9,913)
Interest accruing on the Senior Notes		(108,465)	(9,275)
Reduction in the estimated settlement of the Senior Notes		97,274	6,019

Net Change in Net Assets in Liquidation		—	—

Change in Net Assets in Liquidation		$—	$622,042

Changes in Net Assets in Liquidation for the Year Ended December 31, 2007

During the year ended December 31, 2007, the estimated net realizable value of our assets and liabilities increased a net $5.9 million primarily due to the settlement of certain bankruptcy claims for lower than previously anticipated amounts, an increase in interest accrued on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

Also, during 2007, we accrued $108.5 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $15.2 million. All cash received on the portfolio is applied against its estimated net realizable value, which takes into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. During 2007, we altered our investment of cash reserves by exiting the commercial paper market entirely. As of December 31, 2007, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit. We decided to forego some yield to ensure maximum principal preservation.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the year ended December 31, 2007, the reserve declined to $15.8 million due to the payment of expenses ($18.4 million) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase caused by the extension of the estimated liquidation period through the third quarter of 2008 and an increase in certain costs associated with our wind-up. We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During 2007, the estimated settlement amount of the Senior Notes (principal only) was reduced by $97.3 million to a balance of $234.0 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $416.0 million, including $168.4 million of principal and interest distributed during 2007, which is a $11.2 million increase over our 2006 year-end estimate. This increase is the direct result of the $5.9 million change in the estimated net realizable value of assets and liabilities and the $15.2 million of interest earned on the investment of cash reserves and other operating activity, partially offset by the $9.9 million increase in the estimated costs during the liquidation period.

Effects of Adopting the Liquidation Basis of Accounting as of December 4, 2006

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

Under the liquidation basis of accounting, we were required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). Our estimate for liquidation costs as of December 4, 2006 was comprised of compensation and benefits (including severance) for the remaining employees ($4.7 million), Leucadia management fees ($8.0 million), professional services and litigation costs ($11.8 million) and general corporate expenses (insurance, directors’ fees and entity related expenses) of $1.8 million. These expense accruals have been periodically reviewed for adequacy and adjusted from time to time as projections and assumptions changed. We expected changes would be made to our estimated costs of liquidation and such changes to the accruals were recorded as adjustments to net assets in liquidation during 2007.

Due to the fact that we did not have sufficient assets to fully satisfy all obligations to our creditors, the principal amount due on the Senior Notes ($1.5 billion) was adjusted down to its estimated settlement amount of $396.6 million at December 4, 2006, while taking into consideration the remaining fresh-start discount ($509.7 million), which was eliminated.

Changes in Net Assets in Liquidations from December 5, 2006 to December 31, 2006

During the period from December 5, 2006 through December 31, 2006, the estimated net realizable value of our liquidating portfolio and other assets increased an additional $2.1 million primarily as a result of a net $0.9 million increase in offers to purchase certain owned aviation assets, a $0.4 million increase in the estimated value of loans and investments and notification of an unanticipated $0.8 million recovery (recorded in other assets) on certain Senior Notes that reverted back to the Company.

During the period from December 5, 2006 through December 31, 2006, we had an operating loss of $8.2 million, which primarily represented additional interest accruing on the Senior Notes, partially offset by interest income earned on cash investments and other operating activity. As of result of the adoption of the liquidation basis of accounting and valuation of our liquidating portfolio at its estimated net realizable value, income was no longer being recognized on the portfolio. All cash received on the portfolio was applied against its estimated net realizable value, which takes into consideration all expected interest and rental payments. For the period from December 5, 2006 through December 31, 2006, the reserve for estimated costs during the liquidation period was reduced for the payment of expenses incurred of $2.1 million.

Due to the fact that we did not have sufficient assets to fully satisfy all obligations to our creditors, changes to the estimated net realizable value of our assets and liabilities resulted in a corresponding adjustment to the estimated settlement amount of the Senior Notes ($6.0 million reduction from December 5, 2006 to December 31, 2006).

RESULTS OF OPERATIONS (Under Going Concern Basis)

For the Period January 1, 2006 to December 4, 2006

In general, the net loss for the period January 1, 2006 to December 4, 2006 was primarily attributable to a negative interest margin and operating expenses, partially offset by a higher level of asset realization in excess of recorded carrying amounts on a going concern basis. Under the going concern basis, asset realization in excess of recorded carrying amounts was primarily reflected in the financial statements as reversals of excess reserve for credit losses, net gains from sales of financial assets and the recognition of suspended income upon the payoff of assets.

During 2006, the aircraft-financing market continued to display a high level of activity and in certain instances improved aircraft values. As a result, our transportation portfolio continued to generate cash in excess of recorded carrying amounts. Additionally, results for 2006 were enhanced by the sale of substantially all of our non-aviation assets (other than The Thaxton Group loan) for proceeds of approximately $20 million in excess of their December 31, 2005 carrying values.

Interest Margin. We posted a negative interest margin, which was significantly impacted by a lower level of earning assets during 2006 than the principal amount of outstanding debt and a high aggregate cost of funds. Partially offsetting the negative interest margin was the recognition of previously suspended and deferred income ($2.1 million), which was generated from payoffs of certain assets in excess of their carrying amounts.

Reversal of Provision for Credit Losses. We recorded a reversal of provision for credit losses to reduce our overall reserve for credit losses. The reserve reduction was primarily due to recoveries ($5.3 million) of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), improved collection experience and our detailed assessment of estimated inherent losses in the portfolio. Additionally, we recorded a $14.7 million reversal of provision for credit losses in 2006 to reduce reserves due to the sale of our non-aviation assets for proceeds in excess of their carrying amount (net of reserves), which was partially offset by the recording of an $8.7 million specific reserve related to the Thaxton loan during the third quarter of 2006. The specific reserve was necessary to adjust the net book value of the Thaxton loan to its estimated settlement of approximately $81.2 million before interest. Refer to Item 3. “Legal Proceedings” for a further discussion of the Thaxton settlement.

The measurement of credit impairment and asset valuation was dependent upon the significant use of estimates and management discretion when expected cash flows were predicted. These estimates were subject to known and unknown risks, uncertainties and other factors that could have materially impacted the amounts reported and disclosed herein.

Net Gain on Financial Assets. Gains are sporadic in nature and not necessarily comparable from one period to the next.

The net gain during 2006 was primarily attributable to sales of owned assets and financing contracts in excess of carrying amounts on a going concern basis, the most significant of which included $93.6 million of net gains realized from sales of aircraft, engines, aircraft related notes and claims, and the forfeiture by aircraft operators of security deposits and maintenance reserves, $4.5 million of net gains realized from the sale of our non-aviation assets (in addition to the reversal of reserves noted above) $9.9 million of net gains realized from the sale and valuation of private and public investments and a $3.6 million gain from the sale of two Boeing 757 leveraged leases with Northwest Airlines.

We had 32 aircraft with a total carrying value on a liquidation basis of approximately $85.1 million that had either been liquidated subsequent to December 31, 2006, were under individual letters of intent to sell or were subject to a definitive agreement to sell. Due to the fact these aircraft were operating throughout the world, additional time was necessary to close the sales. It was to our advantage to close these transactions when the aircraft were in tax friendly jurisdictions to minimize transfer taxes. Since we adopted the liquidation basis of accounting, the full value expected to be realized from these sales had been reflected in our financial statements as of December 31, 2006.

Portfolio Expenses. Portfolio expenses included all costs relating to the maintenance and collection of both performing and non-performing financial transactions. In addition, within the transportation portfolio, portfolio costs included storage, maintenance and costs for potential return to service of aircraft.

The transportation portfolio continued to incur a significant portion of our portfolio costs ($5.1 million). Portfolio costs within the transportation portfolio fluctuated with the timing and number of maintenance reinvestment projects. Additionally, during 2006, we incurred $5.6 million of legal costs associated with matters related to Thaxton, experienced increased costs associated with the liquidation of a repossessed property and had a higher level of costs associated with the final liquidation and sale of certain assets.

In connection with the adoption of the liquidation basis of accounting, we established a reserve for all future costs expected to be incurred, while certain direct costs such as aircraft maintenance were netted against cash flows expected to be collected from the liquidating portfolio.

General and Administrative Expenses. General and administrative expenses continued to decline as we reduced our operations. During 2006, the decline included $10.4 million of cost savings over the prior year due to staffing and office occupancy reductions (37 employees at December 4, 2006 compared to 60 employees at December 31, 2005) and lower severance accruals ($3.6 million). All future general and administrative costs are charged against the reserve for estimated costs during the liquidation period.

Income Tax Expense. No income tax expense or benefit was recorded during the period January 1, 2006 to December 4, 2006. Any pre-tax book income or loss was entirely offset by a decrease or increase in the valuation allowance against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. As of December 31, 2006, we had federal net operating loss carryforwards of $1.3 billion, none of which expire prior to 2009. For a further discussion of taxes see Note F. “Income Taxes.”

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

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally, our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of legal claims even though we anticipate settling or resolving the matters for considerably less. Additionally, our cash reserve methodology assumes a longer liquidation period than our reserve for estimated costs, as well as a contingency for unknown matters that may arise as we complete the wind-up process.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and matters related to the TLP Action, discussed in Item 3. “Legal Proceedings,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all of our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets. We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

During 2007 and 2006, we made $59.4 million and $207.8 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.4 billion as of December 31, 2007. Cumulative prepayments through December 31, 2007 totaled $1.54 billion and represent approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $247.6 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. These estimated distributions ($247.6 million) taken together with $168.4 million of principal and interest distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $416.0 million, which is an $11.2 million increase over our 2006 year-end estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of December 31, 2007. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the Bankruptcy Court seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On June 26, 2007, the Bankruptcy Court issued a final order that granted our motion in its entirety, but the order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee. For a further discussion of the motion and its status, see Item 3. “Legal Proceedings.”

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

Obligations and Commitments

The following is a listing of our significant contractual obligations and contingent commitments at December 31, 2007 and 2006. A detailed repayment schedule has not been provided because our most significant obligations are contractual as to amount, but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	December 31, 2007			December 31, 2006
Obligations and Commitments	Contractual	Contingent		Contractual	Contingent
	(Dollars in thousands)
Senior Notes	$1,424,166	$		$1,483,975	$
Management Services Agreement	24,000			32,000
Impermissible Restricted Payments			81,228			78,104
Contingent interest on Senior Notes			91,232			91,232
Lease obligations	22			22

	$1,448,188		$172,460	$1,515,997		$169,336

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal prepayments of the Senior Notes are contingent on the availability of excess cash. Our obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by substantially all of the assets of FINOVA Capital. As noted above, we made $59.4 million and $207.8 million of partial principal prepayments on the Senior Notes in 2007 and 2006, respectively. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $247.6 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. These estimated distributions ($247.6 million) taken together with $168.4 million of principal and interest distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $416.0 million, which is an $11.2 million increase over our 2006 year-end estimate.

Our business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. We pay Leucadia an annual management fee of $8.0 million and reimburse it for expenses incurred.

Permitted uses of cash are specified in the Indenture. Generally, we are permitted to use cash in the following order: first to fund operating expenses, including payment of taxes and funding customer commitments; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes in accordance with the terms of the Indenture in an amount not to exceed $150 million per year. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render us insolvent, would be a fraudulent conveyance or would not be permitted under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Since the Senior Notes will not be fully repaid (current shortfall estimated to be almost $1.2 billion), we are required to retain impermissible restricted payments. As of December 31, 2007, we had retained a total of $81.2 million. Refer to Item 3. “Legal Proceedings” for a further discussion of the restricted payments.

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

Lease obligations represent total contractual obligations (rent and operating costs) due under an operating lease. Lease obligations totaled $22 thousand at December 31, 2007 and 2006 and are comprised entirely of a renewable short-term lease on our executive office space.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. During 2007, we substantially completed the liquidation of our portfolio.

The following table presents the activity in our liquidating portfolio for the years ended December 31:

	2007	2006
	(Dollars in thousands)
Portfolio, beginning of year	$185,544	$326,649
Cash activity:
Fundings under existing customer commitments		5,194
Prepayment of nonrecourse debt on leveraged leases		25,446
Transfer of cash previously received from the Thaxton Entities		24,422
Collections and proceeds	(179,903)	(273,319)

Net cash flows	(179,903)	(218,257)

Non-cash activity through December 4, 2006 on a going concern basis:
Reversal of provision for credit losses		15,426
Net gain on financial assets		3,305
Other non-cash activity		(4,565)

Net non-cash activity	—	14,166

Non-cash adoption of the liquidation basis of accounting and subsequent changes in estimates	630	62,986

Portfolio, end of year	$6,271	$185,544

Our liquidating portfolio declined to $6.3 million at December 31, 2007, down from $185.5 million at December 31, 2006. During 2007, our cash activity was comprised of customer collections (including recoveries) and proceeds received from the sale of assets, while non-cash activity resulted in a net increase to the estimated net realizable value of our assets. Cash activity included the collection of $83.7 million in full and final settlement of the Thaxton loan and the sale of the remainder of our aviation assets for amounts on an aggregate basis that approximated their previously reported estimated net realizable values. The non-cash increase in the value of assets was primarily due to an increase in interest accrued on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

During 2006, net cash flows from the portfolio totaled $218.3 million, while non-cash activity on a going concern basis resulted in a $14.2 million increase in net assets. Additionally, during 2006, the effects of adopting the liquidation basis of accounting and subsequent changes to their estimated net realizable values resulted in a $63.0 million net increase in assets. Components of net cash flow for 2006 included $119.3 million of collections (including recoveries) and $154.0 million from the sale of assets (excluding cash gains), offset by $5.2 million of fundings under existing customer commitments, a $25.4 million prepayment of nonrecourse debt associated with two leveraged leases, which were sold in late 2006 and the transfer of $24.4 million of cash collected from the Thaxton Entities since Thaxton’s bankruptcy filing. Collections included prepayments (customer payments in advance of scheduled due dates). Non-cash activity through December 4, 2006 included a $15.4 million reversal of reserves and a $3.3 million net increase related to the valuation of assets, partially offset by other non-cash activity of $4.5 million.

In connection with the adoption of the liquidation basis of accounting and subsequent changes in estimates, certain portfolio assets were written up a net $63.0 million to reflect their estimated net realizable value. We were previously precluded from increasing the recorded carrying values of assets under the going concern basis of accounting. The $63.0 million markup was primarily due to initial adjustments comprised of a $14.1 million increase to assets supported by underlying loan and direct financing agreements, a $42.7 million increase to owned assets (operating and off-lease assets) and a $4.8 million increase to investments, while during the period from December 5, 2006 through December 31, 2006, the initial estimated net realizable value of our portfolio was increased another $1.3 million due to an increase in offers to purchase certain owned aviation assets and an increase in the estimated value of loans and investments. The majority of our estimated net realizable value of assets was determined based upon actual completed sales proceeds, signed definitive agreements, letters of intent to sell and settlement agreements, while the remainder of the value was supported by estimated cash flows on a transaction by transaction basis.

As of December 31, 2007, the remaining portfolio value is primarily comprised of one small financing transaction that is expected to be collected in its normal course and investments with a net realizable value of approximately $5.1 million, which includes our remaining $4.7 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. In an effort to continue to wind-up our affairs, on November 12, 2007, we amended the severance plan and trust agreements to terminate the plans effective December 31, 2007 and paid the remaining eligible employees their scheduled severance benefits in early 2008 while they remain actively employed. Upon discharge of the remaining severance obligations to employees in early 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company. Employees remain eligible to receive future performance bonuses, which will be paid from the Company’s cash reserves.

The remaining portfolio also includes, among other transactions, a number of customer judgments and claims (net realizable value of $1.2 million), a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain assets or rights to collection from our remaining portfolio will still exist after the final dissolution of the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of certain of these assets to a trustee or receiver for the benefit of the Senior Note holders.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally, our cash reserve methodology was altered during 2007 to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed in Item 3. “Legal Proceedings,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our liquidation process is focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states will only take a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdraw process until all outstanding claims and litigation have been resolved or active assets liquidated. As of December 31, 2007, we have completed the withdrawal process for 40 states, while others are pending.

On October 3, 2007, we filed a clean-up objection to outstanding disputed proofs of claims (the “Clean-up Motion”) with the Bankruptcy Court. The Clean-up Motion requested, among other things, to have the outstanding bankruptcy claims, which aggregated $26.1 million, disallowed and expunged in their entirety. The Bankruptcy Court ordered that $21.1 million of claims that did not file an objection to the Clean-up Motion were disallowed and expunged in their entirety, while we agreed to settle $5.0 million of the outstanding claims for $0.8 million. As a result of certain claims being disallowed and other claims being settled for lower than previously anticipated amounts, we reversed an excess accrual of $4.8 million during the fourth quarter of 2007. Prior to the fourth quarter of 2007, we had settled all active bankruptcy claims for amounts that were less than previously estimated, resulting in an additional $0.7 million reduction in our claims accrual.

We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

In conjunction with the continued wind down of our operations, we reduced our staff to four employees as of December 31, 2007 as compared to 32 employees at December 31, 2006. We do not anticipate any further staffing reductions. The four remaining employees are scheduled to remain through the completion of the liquidation process. We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia that expires in 2011 and we currently retain sufficient cash reserves to fund operating expenses as they come due.

Special Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes as well as matters discussed throughout this report including, but not limited to projections, our Plan of Liquidation, sections captioned Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

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

Off-Balance Sheet Arrangements and Derivative Financial Instruments

At December 31, 2007 and 2006, we did not have any significant transactions, agreements or other contractual arrangements with unconsolidated entities, nor did we have any significant derivative financial instruments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The FINOVA Group Inc.

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of The FINOVA Group Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2007 and the period from December 5 through December 31, 2006. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2006 through December 4, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of the Company at December 31, 2007 and 2006 and the related changes in consolidated net assets in liquidation (liquidation basis) for the year ended December 31, 2007 and the period from December 5 through December 31, 2006 and the consolidated results of its operations and its cash flows for the period from January 1, 2006 through December 4, 2006, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 17, 2008

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

DECEMBER 31,

(Dollars in thousands)

	2007	2006
ASSETS
Cash and cash equivalents	$175,140	$177,311
Restricted cash - impermissible restricted payments	81,228	78,104
Liquidating Portfolio:
Net realizable value supported by underlying loan or direct financing agreements	1,180	105,829
Net realizable value supported by underlying operating leases and other owned assets		68,624
Investments	5,091	11,091

Total Liquidating Portfolio	6,271	185,544
Other assets and deposits	1,369	2,877

Total Assets	$264,008	$443,836

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$13,648	$14,222
Accounts payable and other liabilities	574	14,727
Reserve for estimated costs during the liquidation period	15,791	24,259

Total Liabilities (excluding Senior Notes)	30,013	53,208

Net Assets Available for Settlement of Senior Notes	233,995	390,628
Senior Notes with outstanding principal of $1.4 billion and $1.5 billion, respectively, at estimated settlement amount	233,995	390,628

Net Assets in Liquidation	$—	$—

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	Year Ended December 31, 2007	For the Period Dec. 5, 2006 to Dec. 31, 2006
Total Stockholders’ Equity at December 4, 2006		$(622,042)
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value		60,024
Initial adjustment of liabilities to estimated settlement amounts		588,327
Accrual of estimated liquidation costs		(26,309)

Net Effects of Adopting the Liquidation Basis of Accounting		622,042

Net Assets in Liquidation, beginning of period	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	5,923	2,149
Interest earned on investment of cash reserves & other operating activity	15,181	1,107
Increase in estimated costs during the liquidation period	(9,913)
Interest accruing on the Senior Notes	(108,465)	(9,275)
Reduction in the estimated settlement of the Senior Notes	97,274	6,019

Net Change in Net Assets in Liquidation	—	—

Net Assets in Liquidation, end of period	$—	$—

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENT OF CONSOLIDATED OPERATIONS (GOING CONCERN BASIS)

FOR THE PERIOD JANUARY 1, 2006 TO DECEMBER 4, 2006

(Dollars in thousands, except per share data)

Revenues:
Interest income	$5,614
Rental income	4,153
Operating lease income	24,691
Fees and other income	15,687

Total Revenues	50,145
Interest expense	(138,497)
Operating lease depreciation	(4,303)

Interest Margin	(92,655)

Other Revenues and (Expenses):
Reversal of provision for credit losses	15,426
Net gain on financial assets	113,904
Portfolio expenses	(17,375)
General and administrative expenses	(28,056)

Total Other Revenues and (Expenses)	83,899

Loss before income taxes	(8,756)
Income tax expense	—

Net Loss	$(8,756)

Basic/diluted loss per share	$(0.07)

Weighted average shares outstanding	122,041,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENT OF CONSOLIDATED CASH FLOWS (GOING CONCERN BASIS)

FOR THE PERIOD JANUARY 1, 2006 TO DECEMBER 4, 2006

(Dollars in thousands)

Operating Activities:
Net loss	$(8,756)
Adjustments to reconcile net loss to net cash used by operations:
Reversal of provision for credit losses	(15,426)
Net cash gain on disposal of financial assets	(97,863)
Net non-cash gain on financial assets	(16,041)
Depreciation and amortization	5,066
Deferred income taxes, net	(114)
Fresh-start accretion - assets	(1,293)
Fresh-start discount amortization - Senior Notes	30,540
Change in assets and liabilities:
Increase in other assets	(127)
Decrease in interest payable	(11,268)
Decrease in accounts payable and accrued expenses	(13,103)

Net Cash Used by Operating Activities	(128,385)

Investing Activities:
Proceeds from disposals of leases and other owned assets	93,889
Proceeds from sales of investments	12,792
Proceeds from sales of loans and financing leases	137,589
Collections and prepayments from financial assets	108,140
Fundings under existing customer commitments	(5,194)
Prepayment of nonrecourse debt on leveraged leases	(25,446)
Transfer of cash received from the Thaxton Entities	(24,422)
Deposit of impermissible restricted payments into restricted cash account	(10,935)
Recoveries of loans previously written off	5,267

Net Cash Provided by Investing Activities	291,680

Financing Activities:
Principal prepayments of Senior Notes	(207,756)

Net Cash Used by Financing Activities	(207,756)

Decrease in Cash and Cash Equivalents	(44,461)
Cash and Cash Equivalents, beginning of year	212,317

Cash and Cash Equivalents, end of period	$167,856

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$119,287

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (GOING CONCERN BASIS)

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity
Balance, January 1, 2006	$1,259	$113,140	$(727,149)	$1,555	$(536)	$(611,731)

Comprehensive loss:
Net loss			(8,756)			(8,756)
Net change in unrealized holding gains (losses)				(2,002)		(2,002)
Net change in foreign currency translation				447		447

Comprehensive loss						(10,311)

Balance, December 4, 2006	$1,259	$113,140	$(735,905)	$—	$(536)	$(622,042)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands in tables)

A.	Nature of Operations and Plan of Liquidation

Nature of Operations

The notes to the financial statements relate to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA was a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, we provided a broad range of financing and capital markets products, primarily to mid-size businesses. Throughout this document, “we,” “us” and “our” also refer to The FINOVA Group Inc. and its subsidiaries.

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

Plan of Liquidation

On November 1, 2006, our Board of Directors (the “Board”) approved the Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and the filing of a motion (the “Motion”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 4, 2006, the Bankruptcy Court granted our Motion and approved (i) the previously announced settlement of various litigations associated with The Thaxton Group, Inc. (the “Thaxton Settlement”), (ii) the ongoing sale of our remaining assets, the orderly windup of our operations and our future dissolution, (iii) our sale of all or substantially all of our assets without stockholder approval and our future dissolution without stockholder approval at such time as our Board deems to be appropriate and (iv) channeling to the Bankruptcy Court any claims against us that the holders of our Senior Notes or the indenture trustee for the Senior Notes may have arising from or in any way related to our joint chapter 11 plan, the ongoing liquidation of FINOVA, the senior secured notes, or the windup of our operations.

As a result of the aforementioned approvals, we took steps to initiate our complete liquidation and as such, the information provided in this Annual Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. Historical information for periods prior to December 5, 2006 is presented on a going concern basis of accounting. Under the liquidation basis of accounting, we are required to value all assets at their estimated net realizable value, while liabilities are reported at their estimated settlement amount. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

THE FINOVA GROUP INC.

We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note H. “Litigation and Claims” for the status of our outstanding legal matters.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the Indenture, we currently maintain cash reserves that we believe are adequate to pay our operating expenses as they come due.

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

Liquidation Basis of Accounting

With the approval of our Plan of Liquidation by the Bankruptcy Court, our complete liquidation is considered to be imminent and as such, we adopted the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at December 31, 2007 and 2006.

THE FINOVA GROUP INC.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Anticipated cash collections were partially offset by any known direct costs and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. As of December 31, 2007, substantially all loans and direct financing leases had been liquidated. The remaining portfolio is primarily comprised of judgments and claims against former customers. Cash flow estimates for these assets are based on current information, collection efforts, customer collateral and the financial condition of these former customers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Net Realizable Value Supported by Underlying Operating Leases and Other Owned Assets. All owned assets (operating leases and off-lease assets) were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales proceeds and scheduled rental payments. Anticipated cash collections were partially offset by any known direct costs such as maintenance and make ready costs for certain aircraft and liabilities assumed by buyers including aircraft maintenance reserves and security deposits that were previously collected. Cash flow estimates were based on current information and numerous assumptions concerning future general economic conditions, specific market segments, lessee performance and residual value assumptions for leases. As of December 31, 2007, all operating leases and other owned assets had been liquidated.

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

Going Concern Basis of Accounting

Our financial statements are presented on a going concern basis of accounting for all periods preceding December 5, 2006. These financial statements reflect the historical results of operations for the period January 1, 2006 to December 4, 2006.

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

THE FINOVA GROUP INC.

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

THE FINOVA GROUP INC.

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

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $172.0 million and $170.1 million at December 31, 2007 and 2006, respectively. As of December 31, 2007, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit.

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

Savings Plan. We maintained The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan had been available to substantially all employees. The employee was able to elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. Our matching contributions were based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. Additionally, beginning January 1, 2005, substantially all employees received an Age & Service contribution to the Savings Plan based on each employee’s eligible earnings, age and years of service. The Savings Plan was terminated effective March 31, 2007.

New Accounting Standards. There were no new accounting standards issued during 2007 that impacted us.

C.	Changes in Net Assets in Liquidation and Effects of Adopting the Liquidation Basis of Accounting

During the year ended December 31, 2007, the estimated net realizable value of our assets and liabilities increased a net $5.9 million primarily due to the settlement of certain bankruptcy claims for lower than previously anticipated amounts, an increase in interest accrued on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

Also, during 2007, we accrued $108.5 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $15.2 million. All cash received on the portfolio is applied against its estimated net realizable value, which takes into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2007 were not considered to be significant.

THE FINOVA GROUP INC.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. During 2007, we altered our investment of cash reserves by exiting the commercial paper market entirely. As of December 31, 2007, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit. We decided that we would forego some yield to ensure maximum principal preservation.

In connection with the adoption of the liquidation basis of accounting as of December 4, 2006, certain assets were written up a net $60.0 million to reflect their estimated net realizable value. We were previously precluded from increasing the recorded carrying values of assets under the going concern basis of accounting. The $60.0 million markup was primarily comprised of a $14.1 million increase to assets supported by underlying loan and direct financing agreements, a $42.7 million increase to owned assets (operating and off-lease assets) and a $4.8 million increase to investments, partially offset by a net $1.6 million mark down to various other assets including the elimination of certain prepaid assets. The majority of the estimated net realizable value of assets was determined based upon actual completed sales proceeds, signed definitive agreements, letters of intent to sell and settlement agreements, while the remainder of the value was supported by estimated cash flows on a transaction by transaction basis.

During the period from December 5, 2006 through December 31, 2006, the estimated net realizable value of our liquidating portfolio and other assets increased an additional $2.1 million primarily as a result of a net $0.9 million increase in offers to purchase certain owned aviation assets, a $0.4 million increase in the estimated value of loans and investments and notification of an unanticipated $0.8 million recovery (recorded in other assets) on certain Senior Notes that reverted back to the Company. Additionally, during the period from December 5, 2006 through December 31, 2006, we had an operating loss of $8.2 million, which primarily represented additional interest accruing on the Senior Notes, partially offset by interest income earned on cash investments and other operating activity.

Under the liquidation basis of accounting, we were also required to establish a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs during the liquidation period:

	December 4, 2006	Net Adjustments and Payments	December 31, 2006
People costs (payroll, benefits and severance)	$4,710	$(566)	$4,144
Leucadia management fees	8,000		8,000
Professional services and litigation costs	11,768	(1,337)	10,431
General corporate expenses	1,831	(147)	1,684

Total reserve for estimated costs during the liquidation period	$26,309	$(2,050)	$24,259

	December 31, 2006	Net Adjustments and Payments	December 31, 2007
People costs (payroll, benefits and severance)	$4,144	$(825)	$3,319
Leucadia management fees	8,000	(2,000)	6,000
Professional services and litigation costs	10,431	(5,476)	4,955
General corporate expenses	1,684	(167)	1,517

Total reserve for estimated costs during the liquidation period	$24,259	$(8,468)	$15,791

During the year ended December 31, 2007, the reserve declined to $15.8 million due to the payment of expenses ($18.4 million) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase caused by the extension of the estimated liquidation period through the third quarter of 2008 and an increase in certain costs associated with our wind-up, while during the period from December 4, 2006 to December 31, 2006, the decline was primarily due to the payment of expenses. We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, we increased the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation to assume a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note H. “Litigation and Claims” for the status of our outstanding legal matters.

THE FINOVA GROUP INC.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During 2007, the estimated settlement amount of the Senior Notes (principal only) was reduced by $97.3 million to a balance of $234.0 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $416.0 million, including $168.4 million of principal and interest distributed during 2007, which is an $11.2 million increase over our 2006 year-end estimate of $404.8 million. This increase is the direct result of the $5.9 million change in the estimated net realizable value of assets and liabilities and the $15.2 million of interest earned on the investment of cash reserves and other operating activity, partially offset by the $9.9 million increase in the estimated costs during the liquidation period.

D.	Liquidating Portfolio

As a result of the adoption of the liquidation basis of accounting, most of the prior disclosures related to total financial assets are no longer applicable. Our liquidating portfolio is now recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the years ended December 31:

	2007	2006
	(Dollars in thousands)
Portfolio, beginning of year	$185,544	$326,649
Cash activity:
Fundings under existing customer commitments		5,194
Prepayment of nonrecourse debt on leveraged leases		25,446
Transfer of cash previously received from the Thaxton Entities		24,422
Collections and proceeds	(179,903)	(273,319)

Net cash flows	(179,903)	(218,257)

Non-cash activity through December 4, 2006 on a going concern basis:
Reversal of provision for credit losses		15,426
Net gain on financial assets		3,305
Other non-cash activity		(4,565)

Net non-cash activity	—	14,166

Non-cash adoption of the liquidation basis of accounting and subsequent changes in estimates	630	62,986

Portfolio, end of year	$6,271	$185,544

As of December 31, 2007, we have substantially completed the liquidation of our portfolio. Our liquidating portfolio declined to $6.3 million at December 31, 2007, down from $185.5 million at December 31, 2006. Cash activity included the collection of $83.7 million in full and final settlement of the Thaxton loan and the sale of the remainder of our aviation assets for amounts on an aggregate basis that approximated their previously reported estimated net realizable values. The non-cash increase in the value of assets was primarily due to an increase in interest accrued on sales transactions due to delays in the final closure of the deals, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

During 2006, net cash flows from the portfolio totaled $218.3 million, while non-cash activity on a going concern basis resulted in a $14.2 million increase in net assets. Additionally, during 2006, the effects of adopting the liquidation basis of accounting and subsequent changes to their estimated net realizable values resulted in a $63.0 million net increase in assets. Components of net cash flow for 2006 included $119.3 million of collections (including recoveries) and $154.0 million from the sale of assets (excluding cash gains), offset by $5.2 million of fundings under existing customer commitments, a $25.4 million prepayment of nonrecourse debt associated with two leveraged leases, which were sold in late 2006 and the transfer of $24.4 million of cash collected from the

THE FINOVA GROUP INC.

Thaxton Entities since Thaxton’s bankruptcy filing. Collections included prepayments (customer payments in advance of scheduled due dates). Non-cash activity through December 4, 2006 included a $15.4 million reversal of reserves and a $3.3 million net increase related to the valuation of assets, partially offset by other non-cash activity of $4.5 million.

In connection with the adoption of the liquidation basis of accounting and subsequent changes in estimates, certain portfolio assets were written up a net $63.0 million to reflect their estimated net realizable value. We were previously precluded from increasing the recorded carrying values of assets under the going concern basis of accounting. The $63.0 million markup was primarily due to initial adjustments comprised of a $14.1 million increase to assets supported by underlying loan and direct financing agreements, a $42.7 million increase to owned assets (operating and off-lease assets) and a $4.8 million increase to investments, while during the period from December 5, 2006 through December 31, 2006, the initial estimated net realizable value of our portfolio was increased another $1.3 million due to an increase in offers to purchase certain owned aviation assets and an increase in the estimated value of loans and investments. The majority of our estimated net realizable value of assets was determined based upon actual completed sales proceeds, signed definitive agreements, letters of intent to sell and settlement agreements, while the remainder of the value was supported by estimated cash flows on a transaction by transaction basis.

As of December 31, 2007, the remaining portfolio value is primarily comprised of one small financing transaction that is expected to be collected in its normal course and investments with a net realizable value of approximately $5.1 million, which includes our remaining $4.7 million investment in two grantor trusts to secure severance and bonus obligations to our employees. These assets are held primarily for the benefit of our employees, but are recorded as investments due to our retained interest in any excess assets. In an effort to continue to wind-up our affairs, on November 12, 2007, we amended the severance plan and trust agreements to terminate the plans effective December 31, 2007 and paid the remaining eligible employees their scheduled severance benefits in early 2008 while they remain actively employed. Upon discharge of the remaining severance obligations to employees in early 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company. Employees remain eligible to receive future performance bonuses, which will be paid from the Company’s cash reserves.

The remaining portfolio also includes, among other transactions, a number of customer judgments and claims (net realizable value of $1.2 million), a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of certain of these assets to a trustee or receiver for the benefit of the Senior Note holders.

E.	Debt

As of December 31, total debt outstanding on a liquidation basis, was as follows:

	2007	2006
Senior Notes:
Principal	$1,424,166	$1,483,975
Prinicpal of Senior Notes estimated to not be settled or repaid	(1,190,171)	(1,093,347)

Senior Notes	$233,995	$390,628

During 2007 and 2006, we made $59.4 million and $207.8 million, respectively, of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $1.4 billion as of December 31, 2007. Cumulative prepayments through December 31, 2007 totaled $1.54 billion and represent approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $247.6 million, which is considerably less than

THE FINOVA GROUP INC.

the total principal and interest due of approximately $1.4 billion. These estimated distributions ($247.6 million) taken together with $168.4 million of principal and interest distributed during 2007 increase the total liquidation distributions (principal and interest) to approximately $416.0 million, which is an $11.2 million increase over our 2006 year-end estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed in Note H. “Litigation and Claims,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all of our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets. We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are now expected to continue into the third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note H. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeal of the Bankruptcy Court’s order that authorized us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

Prior to the adoption of the liquidation basis of accounting, the Senior Notes were reflected in the balance sheet net of an unamortized discount. The book value of the Senior Notes was scheduled to increase over time through the partial amortization of the discount as interest expense. For the period January 1, 2006 to December 4, 2006, we recorded amortization of $30.5 million. Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence from bankruptcy. With the adoption of the liquidation basis of accounting, the remaining fresh-start discount ($509.7 million) was eliminated in conjunction with the valuation of the Senior Notes at their estimated settlement amount.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five

THE FINOVA GROUP INC.

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

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of December 31, 2007. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, we filed a motion in the Bankruptcy Court seeking an order that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On June 26, 2007, the Bankruptcy Court issued a final order that granted our motion in its entirety, but the order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee. For a further discussion of the motion and its status, see Note H. “Litigation and Claims.”

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

Based on our financial condition, there will not be sufficient funds available to fully repay the outstanding principal on the Senior Notes, to make any 5% distribution to common stockholders, absent a court order in connection with the appeal referred to above, or to make any contingent interest payments. As a result, there will not be a return to our stockholders. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

F.	Income Taxes

We had no current or deferred consolidated income tax expense and paid no income taxes for the period January 1, 2006 to December 4, 2006.

The federal statutory income tax rate applied to income before taxes is reconciled to the effective income tax rate as follows for the period January 1, 2006 to December 4, 2006:

Federal statutory income tax rate	35.0%
State income taxes	(1.3)
Foreign tax effects	—
Valuation allowance	14.1
Original issue discount	(49.0)
Other	1.2

Expense for income taxes	—%

THE FINOVA GROUP INC.

The significant components of deferred tax liabilities and deferred tax assets, on a liquidation basis at December 31, consisted of the following:

	2007	2006
Deferred tax liabilities:
Deferred income from leveraged leases	$—	$205
Basis difference in loans and investments	451
Basis difference in debt	357,513	301,265

Gross deferred tax liability	357,964	301,470

Deferred tax assets:
Deferred expenses/losses from lease financing		41,855
Reserve for credit losses		9,625
Goodwill		3,862
Alternative minimum tax	5,283	5,283
Net operating loss carryforward	608,493	510,892
Basis difference in loans and investments		16,351
Basis difference in owned assets	1,913	2,057
Accrued expenses		2,725
Reserve for estimated costs during the liquidation period	6,109	9,279
Other	294	1,850

Gross deferred tax asset	622,092	603,779
Valuation allowance	(264,128)	(302,309)

Net deferred tax asset	357,964	301,470

Net deferred tax liability	$—	$—

The deferred tax assets and liabilities at December 31, 2007 and 2006 take into consideration the effects of recording assets at estimated net realizable value. In addition, the reserve for estimated liquidation costs can only be utilized for tax purposes in the years when such costs are incurred.

The effective income tax rate for the period January 1, 2006 to December 4, 2006 was zero. The zero rate was due to the expectation that we would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2007, the valuation allowance decreased $38.2 million primarily due to the loss of foreign tax assets due to the liquidation of foreign subsidiaries. The reasons we may not be able to utilize all the deferred tax assets include a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

As of December 31, 2007 and 2006, we had federal NOL carryforwards of $1.6 billion and $1.3 billion, respectively, none of which expire prior to 2009.

G.	Stockholders’ Equity

In August 2001, we issued 61,020,581 shares of common stock to Berkadia, representing 50% of our outstanding shares after giving effect to implementation of the Plan. At December 31, 2007 and 2006, we had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. We have 400,000,000 shares of common stock authorized.

We have 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2007. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

THE FINOVA GROUP INC.

H.	Litigation and Claims

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

Historically, it was our policy to accrue for loss contingencies, including litigation, only when the losses were probable and estimable. The determination of when losses became probable and estimable was inherently subjective and required significant judgment. Under the liquidation basis of accounting, liabilities for loss contingencies and claims are reported at their estimated settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate or settle an obligation in the due course of business.

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

As part of the settlement, on April 16, 2007, we received $83.7 million, representing all amounts we transferred into the trust on September 11, 2006 – i.e. all amounts paid by the Thaxton Entities to us since commencement of the Thaxton Entities chapter 11 proceedings in October 2003 (together with interest earned thereon), minus $16 million, plus interest actually earned thereon from August 16, 2006, which was retained by the Thaxton Entities. In addition, we received complete releases from all Thaxton parties for all matters related to the Thaxton Entities and the prior summary judgment order of the District Court was vacated.

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

The TLP Action was filed in the South Carolina Court of Common Pleas of Lancaster County, Sixth Judicial Circuit, and was removed on February 6, 2007 to the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that all claims against both us and FINOVA Capital are without merit, and that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. Upon motion by the Company and FINOVA Capital to the South Carolina District Court seeking an order compelling such arbitration, the Court granted the relief sought and entered an order dismissing the

THE FINOVA GROUP INC.

action on May 30, 2007. On June 19, 2007, the TLP plaintiffs appealed such order to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). Further, on June 29, 2007, the TLP plaintiffs filed an arbitration demand with the American Arbitration Association. On August 16, 2007, the Company and FINOVA Capital filed a response to the arbitration demand denying any liability. On December 20, 2007, the TLP plaintiffs’ appeal was denied by the Fourth Circuit. On January 23, 2008, a petition for rehearing by the TLP plaintiffs was denied by the Fourth Circuit. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against the Company and FINOVA Capital in the pending arbitration. Based on an arbitration schedule, a hearing on the merits of the TLP Action is not expected until the third quarter of 2008.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to the Consolidated Financial Statements, Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of December 31, 2007. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On December 22, 2006, the reconstituted equity committee filed a motion with the Bankruptcy Court seeking among other things, appointment of a financial expert to review the issue of our solvency, and up to $100,000 to accomplish this task. Over our objection, the Bankruptcy Court granted the equity committee’s motion, ordering that the evaluation be completed within sixty (60) days of an order being entered approving the motion. As expected, the financial expert concluded that FINOVA is insolvent. On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed a motion requesting a stay in the distribution of funds held in the restricted account pending appeal of the final order to the United States District Court for the District of Delaware (the “Delaware District Court”), which was filed on July 6, 2007. The Bankruptcy Court granted the equity committee a ninety (90) day stay, which expired October 22, 2007, and directed that all further action related to this matter be heard in the Delaware District Court. On August 31, 2007, the equity committee filed a motion with the Delaware District Court requesting a stay pending final resolution of any appeal. On October 31, 2007, the Delaware District Court granted a stay pending appeal of the Bankruptcy Court’s Final Clarification Order. The Delaware District Court is expected to rule on the appeal during the first quarter of 2008.

Through December 31, 2007, we have been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. Subsequent to year end, the equity committee was seeking a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion were increased to $473,751. The increase granted by the Bankruptcy Court represents one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the pending appeal of the Final Clarification Order.

On July 16, 2007, FINOVA filed a notice of cross-appeal with the Delaware District Court contesting the Bankruptcy Court’s order that re-formed the equity committee and the three fee cap orders. In December 2007, the equity committee filed a motion to strike our cross-appeal on the basis that the cross-appeal was untimely. On February 26, 2008, the Delaware District Court issued a memorandum opinion denying the equity committee’s motion to strike our cross-appeal and our cross-appeal is still pending.

Motion Regarding Outstanding Bankruptcy Claims

On October 3, 2007, we filed a clean-up objection to outstanding disputed proofs of claims (the “Clean-up Motion”) with the Bankruptcy Court. The Clean-up Motion requested, among other things, to have the outstanding bankruptcy claims, which aggregated $26.1 million, disallowed and expunged in their entirety. Objections to the Clean-up Motion were due by November 5, 2007. On November 14, 2007, the Bankruptcy Court ordered that $21.1 million of claims that did not file an objection to the Clean-up Motion were disallowed and expunged in their entirety, while we agreed to settle $5.0 million of the outstanding claims for $0.8 million. As a result of certain claims being disallowed and other claims being settled for lower than previously anticipated amounts, we reversed an excess accrual of $4.8 million during the fourth quarter of 2007. The reversal is shown as a change in net assets in liquidation.

THE FINOVA GROUP INC.

I.	Related Party

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

Certain members of our Board of Directors have a relationship with Leucadia, Berkshire or ours creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background

Ian M. Cumming	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

Joseph S. Steinberg	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia from 1993 to 2007.

R. Gregory Morgan	Director of FINOVA since 2001.

G. Robert Durham	Director of FINOVA since 1992.

Thomas F. Boland	Director of FINOVA since 2001.