Form 10-Q
period 2008-03-31
FINOVA GROUP INC
filed 2008-05-05
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2008, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$176,378	$175,140
Restricted cash - impermissible restricted payments	81,228	81,228
Liquidating Portfolio:
Net realizable value supported by underlying loan or direct financing agreements	1,625	1,180
Investments	133	5,091

Total Liquidating Portfolio	1,758	6,271
Other assets and deposits	1,283	1,369

Total Assets	$260,647	$264,008

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$40,351	$13,648
Accounts payable and other liabilities		574
Reserve for estimated costs during the liquidation period	9,370	15,791

Total Liabilities (excluding Senior Notes)	49,721	30,013

Net Assets Available for Settlement of Senior Notes	210,926	233,995
Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	210,926	233,995

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Assets in Liquidation, beginning of year	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	218	(1,810)
Interest earned on investment of cash reserves and other operating activity	2,238	3,416
Change in estimated costs during the liquidation period	1,178	(724)
Interest accruing on the Senior Notes	(26,703)	(27,825)
Reduction in the estimated settlement of the Senior Notes	23,069	26,943

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation, end of period	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Dollars in thousands in tables)

(Unaudited)

A.	Nature of Operations and Plan of Liquidation

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms not defined herein are used as defined in the 2007 Form 10-K.

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

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Consolidation of Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of March 31, 2008 and the changes in net assets presented herein have been included in our consolidated financial statements.

For a complete listing of our significant accounting policies, see Note B. “Significant Accounting Policies” in our 2007 Form 10-K. The policies related to the liquidation basis of accounting were the only policies presented herein. With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

Liquidation Basis of Accounting

With the approval of our Plan of Liquidation by the Bankruptcy Court, our complete liquidation is considered to be imminent and as such, we adopted the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statements of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at March 31, 2008 and December 31, 2007.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. As of March 31, 2008, substantially all loans and direct financing leases had been liquidated. The remaining portfolio is primarily comprised of judgments and claims against former customers. Cash flow estimates for these assets are based on current information, collection efforts, customer collateral and the financial condition of these former customers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Investments. All investments are reported at either their fair value or estimated net realizable values, based on published information, quotes by registered securities brokers or signed contracts. Investments for which market information is not readily available were valued based on estimated future cash flows that may be realized from the investment, if any.

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of asset sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

C.	Changes in Net Assets in Liquidation

During the three months ended March 31, 2008, the estimated net realizable value of our assets and liabilities increased a net $0.2 million; while during the same period of 2007, the estimated net realizable value decreased $1.8 million. The increase during 2008 was primarily due to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations, partially offset by a decline in the value of certain cash investments; the decrease during 2007 was primarily attributed to a decline in the value of certain aviation assets. Additionally, during the three months ended March 31, 2008 and 2007, we accrued $26.7 million and $27.8 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $2.2 million and $3.4 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of March 31, 2008, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit.

Under the liquidation basis of accounting, we were also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs for the three months ended March 31, 2008:

	December 31, 2007	Net Adjustments and Payments	March 31, 2008
People costs (payroll and benefits)	$3,319	$(2,228)	$1,091
Leucadia management fees	6,000	(2,000)	4,000
Professional services and litigation costs	4,955	(1,723)	3,232
General corporate expenses	1,517	(470)	1,047

Total reserve for estimated costs during the liquidation period	$15,791	$(6,421)	$9,370

During the three months ended March 31, 2008, the reserve declined by $6.4 million due to the payment of expenses of $5.2 million and a $1.2 million reduction in our estimate as a result of certain actual and future expenses being lower than originally anticipated; during the three months ended March 31, 2007, the reserve for estimated costs declined by $5.5 million due to the payment of expenses ($6.2 million), partially offset by an increase caused by retaining certain employees for a slightly longer period of time than previously estimated.

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended March 31, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $23.1 million to a balance of $210.9 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $251.3 million, which is a $3.6 million increase over our 2007 year-end estimate.

D.	Liquidating Portfolio

Our liquidating portfolio is recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the three months ended March 31, 2008:

Liquidating Portfolio at December 31, 2007	$6,271
Cash Activity:
Collections and proceeds	(4,293)
Non-Cash Activity:
Change in estimated net realizable value of assets	(220)

Liquidating Portfolio at March 31, 2008	$1,758

As of March 31, 2008, we have substantially completed the liquidation of our portfolio. Our liquidating portfolio declined to $1.8 million at March 31, 2008. Cash activity primarily included the liquidation of our investments in the severance and bonus trusts, while the non-cash decrease in the value of assets was primarily due to a decline in the value of certain cash investments. Upon discharge of the remaining severance obligations to employees during the first quarter of 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company.

As of March 31, 2008, the remaining portfolio value is primarily comprised of escrowed funds related to a prior sale (net realizable value of $0.5 million), a number of customer judgments and claims (net realizable value of $1.1 million), a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

E.	Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	March 31, 2008	December 31, 2007
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,213,240)	(1,190,171)

Senior Notes	$210,926	$233,995

During the first quarter of 2008, we made no principal prepayments on the Senior Notes. Cumulative prepayments through March 31, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $251.3 million, which is a $3.6 million increase over our 2007 year-end estimate, but is considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

While the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes. In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed below in Note G. “Litigation and Claims”, we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all of our matters and to a lesser extent, the timing and amounts we receive for our remaining assets. We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeal of the Bankruptcy Court’s order that authorized us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of March 31, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. The Bankruptcy Court order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

F.	Income Taxes

Our federal net operating loss carryforwards of $1.6 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the three months ended March 31, 2008 and 2007. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

The TLP Action was filed in the South Carolina Court of Common Pleas of Lancaster County, Sixth Judicial Circuit, and was removed on February 6, 2007 to the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that all claims against both us and FINOVA Capital are without merit, and that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. Upon motion by the Company and FINOVA Capital to the South Carolina District Court seeking an order compelling such arbitration, the South Carolina District Court granted the relief sought and entered an order dismissing the action on May 30, 2007. On June 19, 2007, the TLP plaintiffs appealed such order to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). Further, on June 29, 2007, the TLP plaintiffs filed an arbitration demand with the American Arbitration Association. On August 16, 2007, the Company and FINOVA Capital filed a response to the arbitration demand denying any liability. On December 20, 2007, the TLP plaintiffs’ appeal was denied by the Fourth Circuit. On January 23, 2008, a petition for rehearing by the TLP plaintiffs was also denied by the Fourth Circuit. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against the Company and FINOVA Capital in the pending arbitration. Per the arbitration schedule, a hearing on the merits of the TLP Action is not expected until late third quarter of 2008.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of March 31, 2008. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed a motion requesting a stay in the distribution of funds held in the restricted account pending appeal of the final order to the United States District Court for the District of Delaware (the “Delaware District Court”), which was filed on July 6, 2007. The Bankruptcy Court granted the equity committee a ninety (90) day stay, which expired October 22, 2007, and directed that all further action related to this matter be heard in the Delaware District Court. On August 31, 2007, the equity committee filed a motion with the Delaware District Court requesting a stay pending final resolution of any appeal. On October 31, 2007, the Delaware District Court granted a stay pending appeal of the Bankruptcy Court’s Final Clarification Order. The Delaware District Court was expected to rule on the appeal during the first quarter of 2008, but the Delaware District Court has not yet issued a ruling on this matter.

Through December 31, 2007, we had been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. Subsequent to year end, the equity committee was seeking a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion be increased to $473,751. The increase granted by the Bankruptcy Court represents one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the pending appeal of the Final Clarification Order.

On July 16, 2007, FINOVA filed a notice of cross-appeal with the Delaware District Court contesting the Bankruptcy Court’s order that re-formed the equity committee and the three fee cap orders. In December 2007, the equity committee filed a motion to strike our cross-appeal on the basis that the cross-appeal was untimely. On February 26, 2008, the Delaware District Court issued a memorandum opinion denying the equity committee’s motion to strike our cross-appeal, which is still pending.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Special Note Regarding Forward-Looking Statements included herein. Capitalized terms not defined herein are used as defined in the 2007 Form 10-K. The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

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

As of March 31, 2008, we had substantially completed the liquidation of our asset portfolio. Our attention is focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of March 31, 2008, we have completed the withdrawal process for 42 states, while others are pending. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted, we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We continue to retain sufficient cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs and matters related to the TLP Action, which could limit our ability to make and the timing of future voluntary principal prepayments.

Forever Insolvent. As of March 31, 2008, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $251.3 million, which is a $3.6 million increase over our 2007 year-end estimate, but is considerably less than the total principal and interest due of approximately $1.5 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

No Restructuring Plan Contemplated. On numerous occasions, we have been asked whether there is some plan to restructure the Company so as to be able to realize value from our net operating loss carryforwards (“NOL”). We are not formulating a restructuring plan. However, as we have noted for some time, the Board remains willing to consider legitimate proposals presented by note holders or others. Multiple groups have made proposals or presented us with concepts designed to save the NOLs. In each and every instance to date, the proposals and concepts were determined to not be viable under the applicable tax regulations and/or did not make economic sense.

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base, lack of retained business knowledge and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task has become more difficult due to the substantial liquidation of our portfolio and continuation of the wind-up process. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. As previously disclosed, our financial statements do not anticipate using the NOLs. Upon final dissolution of our entities, the NOLs will be extinguished.

HIGH INVESTMENT RISK OF SECURITIES. As previously stated, we will not be able to fully repay the Senior Notes or to make any distributions to our stockholders, absent a court order in connection with the appeal referred to above. Consequently, investing in our Senior Notes and common stock involves a high level of risk.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our 2007 Form 10-K for more information on these risks and uncertainties. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at March 31, 2008 and December 31, 2007.

Net Realizable Value Supported by Underlying Loan or Direct Financing Agreements. All loans and direct financing leases were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. As of March 31, 2008, substantially all loans and direct financing leases had been liquidated. The remaining portfolio is primarily comprised of judgments and claims against former customers. Cash flow estimates for these assets are based on current information, collection efforts, customer collateral and the financial condition of these former customers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Investments. All investments are reported at either their fair value or estimated net realizable values, based on published information, quotes by registered securities brokers or signed contracts. Investments for which market information is not readily available were valued based on estimated future cash flows that may be realized from the investment, if any.

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of assets sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Net Assets in Liquidation, beginning of year	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	218	(1,810)
Interest earned on investment of cash reserves and other operating activity	2,238	3,416
Change in estimated costs during the liquidation period	1,178	(724)
Interest accruing on the Senior Notes	(26,703)	(27,825)
Reduction in the estimated settlement of the Senior Notes	23,069	26,943

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation, end of period	$—	$—

Changes in Net Assets in Liquidation for the three months ended March 31, 2008 and 2007

During the three months ended March 31, 2008, the estimated net realizable value of our assets and liabilities increased a net $0.2 million; while during the same period of 2007, the estimated net realizable value decreased $1.8 million. The increase during 2008 was primarily due to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations, partially offset by a decline in the value of certain cash investments; the decrease during 2007 was primarily attributed to a decline in the value of certain aviation assets. Additionally, during the three months ended March 31, 2008 and 2007, we accrued $26.7 million and $27.8 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $2.2 million and $3.4 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of March 31, 2008, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three months ended March 31, 2008, the reserve declined by $6.4 million due to the payment of expenses of $5.2 million and a $1.2 million reduction in our estimate as a result of certain actual and future expenses being lower than originally anticipated; during the three months ended March 31, 2007, the reserve for estimated costs declined by $5.5 million due to the payment of expenses ($6.2 million), partially offset by an increase caused by retaining certain employees for a slightly longer period of time than previously estimated.

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended March 31, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $23.1 million to a balance of $210.9 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $251.3 million, which is a $3.6 million increase over our 2007 year-end estimate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of our assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. We have substantially completed the liquidation of our portfolio and our focus has shifted to the continued wind down of our operations and future dissolution of our entities. We are prohibited by the Indenture governing our 7.5% Senior Secured Notes from engaging in any new lending activities or other business. Any funds generated in excess of cash reserves permitted by our debt agreements have been used to reduce obligations to our creditors.

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

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all of our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets. We have continued with efforts to wind-up our affairs in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

During the first quarter of 2008, we made no principal prepayments on the Senior Notes. Cumulative prepayments through March 31, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $251.3 million, which is a $3.6 million increase over our 2007 year-end estimate, but is considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of March 31, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. The Bankruptcy Court order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee. For a further discussion of the motion and its status, see Note G. “Litigation and Claims.”

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2007 Form 10-K. There has not been any material changes during the three months ended March 31, 2008, except for payment of our quarterly management fees ($2.0 million as of March 31, 2008) to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. As of March 31, 2008, we had substantially completed the liquidation of our asset portfolio.

The following table presents the activity in our liquidating portfolio for the three months ended March 31, 2008:

Liquidating Portfolio at December 31, 2007	$6,271
Cash Activity:
Collections and proceeds	(4,293)
Non-Cash Activity:
Change in estimated net realizable value of assets	(220)

Liquidating Portfolio at March 31, 2008	$1,758

Our liquidating portfolio declined to $1.8 million at March 31, 2008. Cash activity primarily included the liquidation of our investments in the severance and bonus trusts, while the non-cash decrease in the value of assets was primarily due to a decline in the value of certain cash investments. Upon discharge of the remaining severance obligations to employees during the first quarter of 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company.

As of March 31, 2008, the remaining portfolio value is primarily comprised of escrowed funds related to a prior sale (net realizable value of $0.5 million), a number of customer judgments and claims (net realizable value of $1.1 million), a few non-marketable private equity securities and certain obligations owed to us by companies that are themselves in liquidation. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive small amounts of proceeds typically from trustees for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally, our cash reserve methodology has been altered to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our liquidation process is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states have only taken a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdrawal process until all outstanding claims and litigation have been resolved or active assets liquidated. As of March 31, 2008, we have completed the withdrawal process for 42 states, while others are pending.

We have continued with efforts to wind-up the affairs of the Company in a timely manner; however as previously noted we cannot control the timing of resolving legal matters. Certain of these legal matters are expected to continue until late third quarter of 2008 and the possibility exists for them to extend beyond that period of time. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through the third quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead reflect future expectations, projections, intentions, or other items. Forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include assumptions, estimates and valuations implicit in the financial statements and related notes, as well as matters discussed throughout this report including, but not limited to projections, our Plan of Liquidation and the section captioned Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: whether we can assure Senior Note holders of the timing or amount of their liquidating distributions; whether potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets; the increasing difficulty in offsetting costs of collecting the remaining portfolio; our Board may abandon the Plan of Liquidation; whether we transfer any assets to a liquidating trust; whether new securities lawsuits will be filed against us; our ability to sell the remaining assets; the impact of general economic conditions and the performance of our borrowers; current and future legal and administrative claims and proceedings against us that may result in increased costs and diversion of management’s attention; current and future obligations to creditors; our ability to meet obligations is impacted by cash reserve estimations; cash investments are subject to credit exposure and interest rate fluctuations; our ability to retain our employees; our ability to utilize tax attributes; and our ability to be exempt from the registration requirements of the Investment Company Act of 1940. For additional information, see Part I, Item 1A. Risk Factors in our 2007 Form 10-K.

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

Item 4.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

(Registrant)

Date:	May 5, 2008	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.