Form 10-Q
period 2008-06-30
FINOVA GROUP INC
filed 2008-08-13
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[Ö]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2008, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

		Page No.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Net Assets in Liquidation (liquidation basis) at June 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) for the Three and Six Months Ended June 30, 2008 and 2007	2
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Special Note Regarding Forward-Looking Statements	17

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

Signatures		19

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$121,509	$175,140
Restricted cash - impermissible restricted payments	81,228	81,228
Liquidating portfolio	1,600	6,271
Other assets and deposits	1,133	1,369

Total Assets	$205,470	$264,008

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$13,648	$13,648
Accounts payable and other liabilities		574
Reserve for estimated costs during the liquidation period	8,530	15,791

Total Liabilities (excluding Senior Notes)	22,178	30,013

Net Assets Available for Settlement of Senior Notes	183,292	233,995
Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	183,292	233,995

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Assets in Liquidation, beginning of period	$—	$—	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	28	983	246	(827)
Interest earned on investment of cash reserves and other operating activity	2,009	4,794	4,247	8,210
Change in estimated costs during the liquidation period	(2,968)	(2,834)	(1,790)	(3,558)
Interest accruing on the Senior Notes	(26,703)	(27,234)	(53,406)	(55,059)
Reduction in the estimated settlement of the Senior Notes	27,634	24,291	50,703	51,234

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, while others are not expected to be resolved until late third quarter of 2008 at the earliest. Once the legal matters have been resolved, FINOVA will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the fourth quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of June 30, 2008 and the changes in net assets presented herein have been included in our consolidated financial statements.

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

Liquidation Basis of Accounting

As a result of the approval of our Plan of Liquidation by the Bankruptcy Court, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statements of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at June 30, 2008 and December 31, 2007.

Liquidating Portfolio. The remaining liquidating portfolio is primarily comprised of judgments and claims against former customers and non-marketable private equity and other securities. All assets were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Cash flow estimates for these assets are based on current information obtained from trustees and others, collection efforts, customer collateral and the financial condition of these former customers. Certain investments are reported at their fair value, based on published information or quotes by registered securities brokers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

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

During the six months ended June 30, 2008, the estimated net realizable value of our assets and liabilities increased a net $0.2 million; while during the same period of 2007, the estimated net realizable value decreased $0.8 million. The increase during 2008 was primarily due to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations and liquidation distributions received from trustees of former customers, partially offset by a decline in the value of certain cash investments; the decrease during 2007 was primarily attributed to a decline in the value of certain aviation assets. Additionally, during the six months ended June 30, 2008 and 2007, we accrued $53.4 million and $55.1 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $4.2 million and $8.2 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of June 30, 2008, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit.

Under the liquidation basis of accounting, we were also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs for the six months ended June 30, 2008:

	December 31, 2007	Net Adjustments and Payments	June 30, 2008
People costs (payroll and benefits)	$3,319	$(2,227)	$1,092
Leucadia management fees	6,000	(2,000)	4,000
Professional services and litigation costs	4,955	(1,860)	3,095
General corporate expenses	1,517	(1,174)	343

Total reserve for estimated costs during the liquidation period	$15,791	$(7,261)	$8,530

During the six months ended June 30, 2008, the reserve declined by $7.3 million due to the payment of expenses of $9.1 million and a reduction in our estimate as a result of certain actual and future expenses being lower than originally anticipated, partially offset by an increase in our estimate due to the extension of the estimated liquidation period through the fourth quarter of 2008.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, while others are not expected to be resolved until late third quarter of 2008 at the earliest. Once the legal matters have been resolved, FINOVA will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the fourth quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the six months ended June 30, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $50.7 million to a balance of $183.3 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $196.9 million, which when combined with $53.4 million of interest already distributed during 2008, is a $2.7 million increase over our 2007 year-end estimate.

D.	Liquidating Portfolio

Our liquidating portfolio is recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the six months ended June 30, 2008:

Liquidating Portfolio at December 31, 2007	$6,271
Cash Activity:
Collections and proceeds	(4,598)
Non-Cash Activity:
Change in estimated net realizable value of assets	(73)

Liquidating Portfolio at June 30, 2008	$1,600

As of June 30, 2008, we have substantially completed the liquidation of our portfolio. Our liquidating portfolio declined to $1.6 million at June 30, 2008. Cash activity primarily included the liquidation of our investments in the severance and bonus trusts and recoveries on accounts and claims previously not anticipated, while the non-cash decrease in the value of assets was primarily due to a decline in the value of certain cash investments.

As of June 30, 2008, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (net realizable value of $1.5 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

E.	Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	June 30, 2008	December 31, 2007
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,240,874)	(1,190,171)

Senior Notes	$183,292	$233,995

During the six months ended June 30, 2008, we made one interest payment of $53.4 million and no principal prepayments on the Senior Notes. Cumulative prepayments through June 30, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $196.9 million, which when combined with $53.4 million of interest already distributed during 2008, is a $2.7 million increase over our 2007 year-end estimate, but considerably less than the total principal and interest due of approximately $1.4 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of June 30, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. The Bankruptcy Court order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee. For a further discussion of the appeal and its status, see Note G. “Litigation and Claims.”

F.	Income Taxes

Our federal net operating loss carryforwards of $1.6 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the six months ended June 30, 2008 and 2007. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

Thaxton Life Partners Litigation

On September 29, 2006, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital (the “TLP Action”), unrelated to the previously settled litigation involving The Thaxton Group, Inc. The Company and FINOVA Capital were served with the TLP Action in February of 2007. The TLP Action purports to be a class action filed on behalf of approximately 150 TLP note holders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

The TLP Action was filed in the South Carolina Court of Common Pleas of Lancaster County, Sixth Judicial Circuit, and was removed on February 6, 2007 to the United States District Court for the District of South Carolina (the “South Carolina District Court”). We believe that all claims against both us and FINOVA Capital are without merit, and that, under the terms of the TLP notes, the TLP Action must move forward in arbitration. Upon motion by the Company and FINOVA Capital to the South Carolina District Court seeking an order compelling such arbitration, the South Carolina District Court granted the relief sought and entered an order dismissing the action on May 30, 2007. On June 19, 2007, the TLP plaintiffs appealed such order to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). Further, on June 29, 2007, the TLP plaintiffs filed an arbitration demand with the American Arbitration Association. On August 16, 2007, the Company and FINOVA Capital filed a response to the arbitration demand denying any liability. On December 20, 2007, the TLP plaintiffs’ appeal was denied by the Fourth Circuit. On January 23,

2008, a petition for rehearing by the TLP plaintiffs was also denied by the Fourth Circuit. The Company and FINOVA Capital intend to vigorously defend against the TLP note holders’ claims asserted against the Company and FINOVA Capital in the pending arbitration. The arbitration continues to move along as scheduled. The plaintiffs and FINOVA have both filed briefs in support of their arbitration cases and a hearing on the merits of the TLP Action is scheduled for late third quarter of 2008.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of June 30, 2008. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

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

Through December 31, 2007, we had been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. Subsequent to year end, the equity committee was seeking a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion be increased to $473,751. The increase granted by the Bankruptcy Court represented one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the pending appeal of the Final Clarification Order.

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

As of June 30, 2008, we had substantially completed the liquidation of our asset portfolio. Our attention is focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of June 30, 2008, we have completed the withdrawal process for 42 states, while others are pending. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, while others are not expected to be resolved until late third quarter of 2008 at the earliest. Once the legal matters have been resolved, FINOVA will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the fourth quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We continue to retain cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs and matters related to the TLP Action, which could limit our ability to make and the timing of future voluntary principal prepayments.

Forever Insolvent. As of June 30, 2008, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $196.9 million, which when combined with $53.4 million of interest already distributed during 2008, is a $2.7 million increase over our 2007 year-end estimate, but considerably less than the total principal and interest due of approximately $1.4 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

Liquidation Basis of Accounting

As a result of the approval of our Plan of Liquidation by the Bankruptcy Court, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statements of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at June 30, 2008 and December 31, 2007.

Liquidating Portfolio. The remaining liquidating portfolio is primarily comprised of judgments and claims against former customers and non-marketable private equity and other securities. All assets were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Cash flow estimates for these assets are based on current information obtained from trustees and others, collection efforts, customer collateral and the financial condition of these former customers. Certain investments are reported at their fair value, based on published information or quotes by registered securities brokers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

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

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Assets in Liquidation, beginning of year	$—	$—	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	28	983	246	(827)
Interest earned on investment of cash reserves and other operating activity	2,009	4,794	4,247	8,210
Change in estimated costs during the liquidation period	(2,968)	(2,834)	(1,790)	(3,558)
Interest accruing on the Senior Notes	(26,703)	(27,234)	(53,406)	(55,059)
Reduction in the estimated settlement of the Senior Notes	27,634	24,291	50,703	51,234

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

Changes in Net Assets in Liquidation for the three months ended June 30, 2008 and 2007

During the three months ended June 30, 2008, the estimated net realizable value of our assets and liabilities on a net basis was virtually unchanged; while during the same period of 2007, the estimated net realizable value increased $1.0 million. During 2008, recoveries of cash amounts posted to secure potential obligations and liquidation distributions received from trustees of former customers were almost entirely offset by a decline in the value of certain cash investments. The increase during 2007 was primarily due to an increase in the value of certain aviation assets and the settlement of certain claims for lower than previously anticipated amounts. Additionally, during the three months ended June 30, 2008 and 2007, we accrued $26.7 million and $27.2 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $2.0 million and $4.8 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of June 30, 2008, our short-term investments are primarily comprised of low risk money markets, U.S. Treasuries and certificates of deposit.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three months ended June 30, 2008, the reserve declined by $0.8 million due to the payment of expenses of $3.8 million, partially offset by a $3.0 million net increase in our estimate due to the extension of the estimated liquidation period through the fourth quarter of 2008. During the three months ended June 30, 2007, the reserve for estimated costs declined due to the payment of expenses and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase to the reserve caused by the extension of the estimated liquidation period.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, while others are not expected to be resolved until late third quarter of 2008 at the earliest. Once the legal matters have been resolved, FINOVA will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the fourth quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended June 30, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $27.6 million to a balance of $183.3 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $196.9 million, which when combined with $53.4 million of interest already distributed during 2008, is a $2.7 million increase over our 2007 year-end estimate.

Changes in Net Assets in Liquidation for the six months ended June 30, 2008 and 2007

During the six months ended June 30, 2008, the estimated net realizable value of our assets and liabilities increased a net $0.2 million; while during the same period of 2007, the estimated net realizable value decreased $0.8 million. The increase during 2008 was primarily due to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations and liquidation distributions received from trustees of former customers, partially offset by a decline in the value of certain cash investments; the decrease during 2007 was primarily attributed to a decline in the value of certain aviation assets. Additionally, during the six months ended June 30, 2008 and 2007, we accrued $53.4 million and $55.1 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $4.2 million and $8.2 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the six months ended June 30, 2008, the reserve declined by $7.3 million due to the payment of expenses of $9.1 million and a reduction in our estimate as a result of certain actual and future expenses being lower than originally anticipated, partially offset by an increase in our estimate due to the extension of the estimated liquidation period through the fourth quarter of 2008. During the six months ended June 30, 2007, the reserve for estimated costs declined due to the payment of expenses and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase to the reserve caused by the extension of the estimated liquidation period.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the six months ended June 30, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $50.7 million to a balance of $183.3 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $196.9 million, which when combined with $53.4 million of interest already distributed during 2008, is a $2.7 million increase over our 2007 year-end estimate.

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

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Historically, cash reserves typically equaled anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. We have the discretion to and have from time to time adjusted our cash reserve methodology. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally, our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of legal claims even though we anticipate settling or resolving the matters for considerably less. Additionally, our cash reserve methodology assumes a longer liquidation period than our reserve for estimated costs, as well as a contingency for unknown matters that may arise as we complete the wind-up process.

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

During the six months ended June 30, 2008, we made one interest payment of $53.4 million and no principal prepayments on the Senior Notes. Cumulative prepayments through June 30, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $196.9 million, which when combined with $53.4 million of interest already distributed during 2008, is a $2.7 million increase over our 2007 year-end estimate, but considerably less than the total principal and interest due of approximately $1.4 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of June 30, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. The Bankruptcy Court order has been stayed pending final resolution of an appeal to the Delaware District Court by the equity committee. For a further discussion of the appeal and its status, see Note G. “Litigation and Claims.”

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2007 Form 10-K. There has not been any material changes during the six months ended June 30, 2008, except for payment of our quarterly management fees ($4.0 million as of June 30, 2008) to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. As of June 30, 2008, we had substantially completed the liquidation of our asset portfolio.

The following table presents the activity in our liquidating portfolio for the six months ended June 30, 2008:

Liquidating Portfolio at December 31, 2007	$6,271
Cash Activity:
Collections and proceeds	(4,598)
Non-Cash Activity:
Change in estimated net realizable value of assets	(73)

Liquidating Portfolio at June 30, 2008	$1,600

Our liquidating portfolio declined to $1.6 million at June 30, 2008. Cash activity primarily included the liquidation of our investments in the severance and bonus trusts and recoveries on accounts and claims previously not anticipated, while the non-cash decrease in the value of assets was primarily due to a decline in the value of certain cash investments.

As of June 30, 2008, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (net realizable value of $1.5 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain funds to meet obligations (including, but not limited to, interest payments on the Senior Notes, settlement of known and unknown claims and normal operating expenses) as they become due throughout the liquidation process. Generally, our cash reserve methodology has been altered to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which could limit our ability to make future voluntary prepayments.

Our liquidation process is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states have only taken a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdrawal process until all outstanding claims and litigation have been resolved or active assets liquidated. As of June 30, 2008, we have completed the withdrawal process for 42 states, while others are pending.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, while others are not expected to be resolved until late third quarter of 2008 at the earliest. Once the legal matters have been resolved, FINOVA will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the fourth quarter of 2008. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Item 4.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.
(Registrant)

Date: August 13, 2008	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.