Form 10-Q
period 2008-09-30
FINOVA GROUP INC
filed 2008-11-07
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[Ö]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2008, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$119,403	$175,140
Restricted cash—impermissible restricted payments	81,228	81,228
Liquidating portfolio	1,271	6,271
Other assets and deposits	1,087	1,369

Total Assets	$202,989	$264,008

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$40,351	$13,648
Accounts payable and other liabilities	—	574
Reserve for estimated costs during the liquidation period	8,573	15,791

Total Liabilities (excluding Senior Notes)	48,924	30,013

Net Assets Available for Settlement of Senior Notes	154,065	233,995
Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	154,065	233,995

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Assets in Liquidation, beginning of period	$—	$—	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	(389)	429	(143)	(398)
Interest earned on investment of cash reserves and other operating activity	1,098	3,603	5,345	11,813
Change in estimated costs during the liquidation period	(3,233)	(4,379)	(5,023)	(7,937)
Interest accruing on the Senior Notes	(26,703)	(26,703)	(80,109)	(81,762)
Reduction in the estimated settlement of the Senior Notes	29,227	27,050	79,930	78,284

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing described below, which has been rescheduled for mid-January 2009. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the first quarter of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We will continue to operate as a public company throughout the liquidation period under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the Indenture, we currently maintain cash reserves to pay our operating expenses as they come due.

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

Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of September 30, 2008 and the changes in net assets presented herein have been included in our consolidated financial statements.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at September 30, 2008 and December 31, 2007.

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

During the nine months ended September 30, 2008, the estimated net realizable value of our assets and liabilities decreased a net $0.1 million; while during the same period of 2007, the estimated net realizable value decreased $0.4 million. The decrease during 2008 was primarily due to a decline in the value of certain cash investments, partially offset by higher than previously anticipated recoveries of cash amounts posted to secure potential obligations and liquidation distributions received from trustees of former customers; the decrease during 2007 was primarily attributed to a decline in the value of certain aviation assets. Additionally, during the nine months ended September 30, 2008 and 2007, we accrued $80.1 million and $81.8 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $5.3 million and $11.8 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of September 30, 2008, our short-term investments are primarily comprised of lower risk money markets, U.S. Treasuries and certificates of deposit. In late 2007, we decided that we would forego some yield to ensure maximum principal preservation. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

Under the liquidation basis of accounting, we were also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs for the nine months ended September 30, 2008:

	December 31, 2007	Net Adjustments and Payments	September 30, 2008
People costs (payroll and benefits)	$3,319	$(2,042)	$1,277
Leucadia management fees	6,000	(2,000)	4,000
Professional services and litigation costs	4,955	(1,996)	2,959
General corporate expenses	1,517	(1,180)	337

Total reserve for estimated costs during the liquidation period	$15,791	$(7,218)	$8,573

During the nine months ended September 30, 2008, the reserve declined by $7.2 million due to the payment of expenses of $12.2 million and a reduction in our estimate as a result of certain actual and future expenses being lower than originally anticipated, partially offset by a $5.0 million net increase in our estimate due to the extension of the estimated liquidation period through the first quarter of 2009.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing described below, which has been rescheduled for mid-January 2009. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the first quarter of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the nine months ended September 30, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $79.9 million to a balance of $154.1 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $194.4 million, which when combined with $53.4 million of interest already distributed during 2008, is a $0.2 million increase over our 2007 year-end estimate.

D.	Liquidating Portfolio

Our liquidating portfolio is recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the nine months ended September 30, 2008:

Liquidating Portfolio at December 31, 2007	$6,271
Cash activity	(5,144)
Non-cash activity	144

Liquidating Portfolio at September 30, 2008	$1,271

As of September 30, 2008, we have substantially completed the liquidation of our portfolio, which declined to $1.3 million. Cash activity primarily represented collections and proceeds from the liquidation of our investments in the severance and bonus trusts and recoveries on accounts and claims previously not anticipated, while the non-cash activity primarily represented an increase in the estimated net realizable value of certain assets due to higher than previously anticipated recovery of claims against former customers, partially offset by a decline in the value and reclassification of certain maturing investments to cash equivalents.

As of September 30, 2008, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (net realizable value of $1.2 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

E.	Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	September 30, 2008	December 31, 2007
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,270,101)	(1,190,171)

Senior Notes	$154,065	$233,995

During the nine months ended September 30, 2008, we made one interest payment of $53.4 million and no principal prepayments on the Senior Notes. Cumulative prepayments through September 30, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $194.4 million, which when combined with $53.4 million of interest already distributed during 2008, is a $0.2 million increase over our 2007 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all of our matters and to a lesser extent, the timing and amounts we receive for our remaining assets. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeals of the Bankruptcy Court’s and Delaware District Court’s orders, which will enable us to use the funds in the restricted cash account for general corporate purposes, including payment to Senior Note holders.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of September 30, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire

Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee filed another appeal to the United Stated Court of Appeals for the Third Circuit. For a further discussion of the appeal and its status, see Note G. “Litigation and Claims.”

F.	Income Taxes

Our federal net operating loss carryforwards of $1.6 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the nine months ended September 30, 2008 and 2007. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

During the third quarter of 2008, FINOVA received notification that one of the members of the arbitration panel that was scheduled to hear the TLP suit had a scheduling conflict with the September 24, 2008 arbitration hearing date. As a result, a hearing on the merits of the TLP Action has been rescheduled for mid-January 2009.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of September 30, 2008. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed an appeal (on July 6, 2007) of the Final Clarification Order to the United States District Court for the District of Delaware (the “Delaware District Court”) and a motion with the Delaware District Court requesting a stay (on August 31, 2007) pending final resolution of any appeal. On October 31, 2007, the Delaware District Court granted a stay pending appeal of the Bankruptcy Court’s Final Clarification Order.

Through December 31, 2007, we had been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. Subsequent to year end, the equity committee was seeking a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion be increased to $473,751. The increase granted by the Bankruptcy Court represented one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the appeal of the Final Clarification Order.

On July 16, 2007, FINOVA filed a notice of cross-appeal with the Delaware District Court contesting the Bankruptcy Court’s order that re-formed the equity committee and the three fee cap orders. In December 2007, the equity committee filed a motion to strike our cross-appeal on the basis that the cross-appeal was untimely.

On August 26, 2008, the Delaware District Court issued a memorandum opinion and order (the “August Order”) affirming all six of the Bankruptcy Court’s orders and denied the equity committee’s motion to strike the Company’s cross-appeal. The ruling by the Delaware District Court upheld the Bankruptcy Court’s Final Clarification Order and lifted the requirement that FINOVA segregate funds into a restricted account, thereby enabling FINOVA to use those funds for general corporate purposes. The ruling by the Delaware District Court also upheld the Bankruptcy Court’s orders regarding the formation of the equity committee and the multiple fee cap orders, which were being contested by FINOVA.

The equity committee subsequently filed a motion requesting a stay in the distribution of funds held in the restricted account pending appeal of the Delaware District Court’s August Order. On September 22, 2008, the Delaware District Court denied the equity committee’s motion to stay the Delaware District Court’s August Order.

On September 23, 2008, the equity committee filed a notice of appeal to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) with respect to those portions of the August Order that upheld the lifting of the requirement that FINOVA segregate funds into a restricted account. On October 10, 2008, the equity committee filed a motion with the Third

Circuit requesting a stay in the distribution of funds held in the restricted account pending the equity committee’s appeal to the Third Circuit. On November 4, 2008, the Third Circuit granted the equity committee’s motion for a stay pending appeal. In light of the stay being granted, FINOVA is in the process of re-evaluating its estimated liquidation period, and it is possible that the liquidation period may need to be extended.

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

As of September 30, 2008, we had substantially completed the liquidation of our asset portfolio. Our attention is focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of September 30, 2008, we have completed the withdrawal process for 44 states, while others are pending. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been rescheduled for mid-January 2009. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the first quarter of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We continue to retain cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs and matters related to the TLP Action, which could limit our ability to make and the timing of future voluntary principal prepayments.

Forever Insolvent. As of September 30, 2008, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $194.4 million, which when combined with $53.4 million of interest already distributed during 2008, is a $0.2 million increase over our 2007 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

No Stockholder Payments Anticipated. While the Indenture contemplated we would make payments to our stockholders as the Senior Notes were repaid, we have not made those payments. Distributions to stockholders are prohibited due to our financial condition. Based on our liquidation basis financial statements, we will not be able to repay approximately $1.3 billion of the Senior Notes. As a result, stockholders should not expect any payments or return on their common stock. Funds related to the restricted distributions have been held in a segregated account, pending their final disposition. We anticipate that those funds will eventually be paid to our creditors, not to our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (which are owned by Berkshire Hathaway and Leucadia), as owner of 50% of our stock, would receive half of those payments.

As discussed in Note G. “Litigation and Claims,” in June 2007, the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the District Court’s ruling to the United Stated Court of Appeals for the Third Circuit.

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

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base, lack of retained business knowledge and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task has become more difficult due to the substantial liquidation of our portfolio, continuation of the wind-up process and general economic conditions. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. As previously disclosed, our financial statements do not anticipate using the NOLs. Upon final dissolution of our entities, the NOLs will be extinguished.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at September 30, 2008 and December 31, 2007.

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

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Assets in Liquidation, beginning of year	$—	$—	$—	$—
Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	(389)	429	(143)	(398)
Interest earned on investment of cash reserves and other operating activity	1,098	3,603	5,345	11,813
Change in estimated costs during the liquidation period	(3,233)	(4,379)	(5,023)	(7,937)
Interest accruing on the Senior Notes	(26,703)	(26,703)	(80,109)	(81,762)
Reduction in the estimated settlement of the Senior Notes	29,227	27,050	79,930	78,284

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

Changes in Net Assets in Liquidation for the three months ended September 30, 2008 and 2007

During the three months ended September 30, 2008, the estimated net realizable value of our assets and liabilities decreased $0.4 million; while during the same period of 2007, the estimated net realizable value increased $0.4 million. During 2008, the decrease was primarily due to a decline in the value of certain cash investments; while the increase during 2007 was primarily attributed to the realization of certain customer claims for amounts in excess of previous estimates. Additionally, during the three months ended September 30, 2008 and 2007, we accrued $26.7 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $1.1 million and $3.6 million, respectively.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of September 30, 2008, our short-term investments are primarily comprised of lower risk money markets, U.S. Treasuries and certificates of deposit. In late 2007, we decided that we would forego some yield to ensure maximum principal preservation. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three months ended September 30, 2008, the reserve was virtually unchanged. During 2008, we paid $3.2 million of expenses, which was entirely offset by a $3.2 million net increase in our estimate due to the extension of the estimated liquidation period through the first quarter of 2009. During the three months ended September 30, 2007, the reserve for estimated costs increased slightly due to the costs of extending the estimated liquidation period exceeding the payment of expenses and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been rescheduled for mid-January 2009. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the first quarter of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended September 30, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $29.2 million to a balance of $154.1 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $194.4 million, which when combined with $53.4 million of interest already distributed during 2008, is a $0.2 million increase over our 2007 year-end estimate.

Changes in Net Assets in Liquidation for the nine months ended September 30, 2008 and 2007

During the nine months ended September 30, 2008, the estimated net realizable value of our assets and liabilities decreased a net $0.1 million; while during the same period of 2007, the estimated net realizable value decreased $0.4 million. The decrease during 2008 was primarily due to a decline in the value of certain cash investments, partially offset by higher than previously anticipated recoveries of cash amounts posted to secure potential obligations and liquidation distributions received from trustees of former customers; the decrease during 2007 was primarily attributed to a decline in the value of certain aviation assets. Additionally, during the nine months ended September 30, 2008 and 2007, we accrued $80.1 million and $81.8 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $5.3 million and $11.8 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection. Amounts received during 2008 and 2007 were not considered to be significant.

Additionally, as previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the nine months ended September 30, 2008, the reserve declined by $7.2 million due to the payment of expenses of $12.2 million and a reduction in our estimate as a result of certain actual and future expenses being lower than originally anticipated, partially offset by a $5.0 million net increase in our estimate due to the extension of the estimated liquidation period through the first quarter of 2009. During the nine months ended September 30, 2007, the reserve for estimated costs declined due to the payment of expenses ($15.4 million) and a reduction in our estimate as a result of certain actual expenses being lower than originally anticipated, partially offset by a net increase to the reserve caused by the extension of the estimated liquidation period.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the nine months ended September 30, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $79.9 million to a balance of $154.1 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $194.4 million, which when combined with $53.4 million of interest already distributed during 2008, is a $0.2 million increase over our 2007 year-end estimate.

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

During the nine months ended September 30, 2008, we made one interest payment of $53.4 million and no principal prepayments on the Senior Notes. Cumulative prepayments through September 30, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $194.4 million, which when combined with $53.4 million of interest already distributed during 2008, is a $0.2 million increase over our 2007 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of September 30, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the District Court’s rulings in the United Stated Court of Appeals for the Third Circuit. For a further discussion of the appeal and its status, see Note G. “Litigation and Claims.”

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2007 Form 10-K. There has not been any material changes during the nine months ended September 30, 2008, except for payment of our quarterly management fees ($6.0 million as of September 30, 2008) to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral. As of September 30, 2008, we had substantially completed the liquidation of our asset portfolio.

The following table presents the activity in our liquidating portfolio for the nine months ended September 30, 2008:

Liquidating Portfolio at December 31, 2007	$6,271
Cash activity	(5,144)
Non-cash activity	144

Liquidating Portfolio at September 30, 2008	$1,271

Our liquidating portfolio declined to $1.3 million at September 30, 2008. Cash activity primarily represented collections and proceeds from the liquidation of our investments in the severance and bonus trusts and recoveries on accounts and claims previously not anticipated, while the non-cash activity primarily represented an increase in the estimated net realizable value of certain assets due to higher than previously anticipated recovery of claims against former customers, partially offset by a decline in the value and reclassification of certain maturing investments to cash equivalents.

As of September 30, 2008, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (net realizable value of $1.2 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will out last the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

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

Our liquidation process is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states have only taken a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdrawal process until all outstanding claims and litigation have been resolved or active assets liquidated. As of September 30, 2008, we have completed the withdrawal process for 44 states, while others are pending.

We have continued with efforts to wind-up our affairs in a timely manner; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been rescheduled for mid-January 2009. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation was adjusted to assume a liquidation period through the first quarter of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Item 4T.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.
(Registrant)

Date: November 7, 2008	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.