Form 10-K
period 2008-12-31
FINOVA GROUP INC
filed 2009-03-30
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of Common Stock, held by nonaffiliates of the registrant as of June 30, 2008 (based on its closing price per share on that date of $0.025) was approximately $1.5 million. On March 24, 2009, the registrant had approximately 122,041,000 shares of Common Stock ($0.01 par value) outstanding.

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

As of December 31, 2008, we remain obligated to repay $1.4 billion of principal on the Senior Notes. Although we have repaid a total of $1.54 billion or approximately 52% of the principal as of the date of this report, we do not have sufficient assets to fully repay the Senior Notes at maturity in November 2009.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and matters related to the TLP Action, discussed in Item 3. “Legal Proceedings,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which is likely to limit our ability to make future voluntary prepayments and our next interest payment, which is scheduled for May 15, 2009. Failure to make the May 15, 2009 interest payment would not be an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default would occur.

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

We have continued with efforts to wind-up our affairs; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until the second quarter of 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

We continue to operate as a public company during the liquidation under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

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

Employees

At December 31, 2008 and 2007, we had four employees. These four remaining employees are scheduled to remain through the completion of the liquidation process. The Company believes that our staffing levels are adequate to provide us with appropriate oversight of the smaller operation, while maintaining adequate resources to deal with outstanding legal matters and the future dissolution of our entities.

Employees were previously covered by a severance program, which was approved by our Board of Directors. We have also developed an annual performance-based incentive program for employees. To maintain the stability of our workforce throughout the liquidation, our Board of Directors previously approved the establishment of two grantor trusts to secure obligations under the severance and bonus programs. The severance plan and trust agreements were terminated effective December 31, 2007 and the remaining eligible employees were paid their scheduled severance benefits in early 2008, while they remained actively employed. Upon discharge of the remaining severance obligations to employees in 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company. Employees remain eligible to receive future performance bonuses, which will be paid from the Company’s cash reserves.

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

Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact our ability to meet obligations as they come due. The terms of the Indenture governing the Senior Notes prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain funds to meet obligations as they become due during the liquidation process.

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

Thaxton Life Partners Litigation

As previously disclosed, on September 29, 2006, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital (the “TLP Action”). The TLP Action is unrelated to the previously disclosed Thaxton Group Inc. litigation that was settled in 2007. The TLP Action purports to be a class action filed on behalf of approximately 150 TLP note holders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

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

A hearing on the merits of the TLP Action was originally scheduled to be heard in September 2008, but was rescheduled for mid-January 2009 due to one of the members of the arbitration panel having a scheduling conflict. The mid-January 2009 hearing was postponed due to the death of one of the three arbitrators scheduled to hear the matter. The parties have agreed upon a new third arbitrator and a hearing on the merits of the TLP Action is expected to be heard in the second quarter of 2009.

Motion Regarding Distributions to Stockholders

As discussed more fully in the Notes to Consolidated Financial Statements, Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of December 31, 2008. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed an appeal (on July 6, 2007) of the Final Clarification Order to the United States District Court for the District of Delaware (the “Delaware District Court”) and a motion with the Delaware District Court requesting a stay (on August 31, 2007) pending final resolution of any appeal, which was granted by the Delaware District Court.

Through December 31, 2007, we had been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. In early 2008, the equity committee sought a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion be increased to $473,751. The increase granted by the Bankruptcy Court represented one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the pending appeal of the Final Clarification Order.

On August 26, 2008, the Delaware District Court issued a memorandum opinion and order (the “August Order”) affirming all six of the Bankruptcy Court’s orders and denied the equity committee’s motion to strike the Company’s cross-appeal. The ruling by the Delaware District Court upheld the Bankruptcy Court’s Final Clarification Order and lifted the requirement that FINOVA segregate funds into a restricted account, thereby enabling FINOVA to use those funds for general corporate purposes. The ruling by the Delaware District Court also upheld the Bankruptcy Court’s orders regarding the formation of the equity committee and the multiple fee cap orders, which, as previously disclosed, were being contested by FINOVA.

The equity committee subsequently filed a motion requesting a stay of the distribution of funds held in the restricted account pending appeal of the Delaware District Court’s August Order. On September 22, 2008, the Delaware District Court denied the equity committee’s motion to stay the Delaware District Court’s August Order.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades over-the-counter (“OTC”) under the symbol “FNVG.” At December 31, 2008 and 2007, we had approximately 122,041,000 shares of common stock outstanding, 50% of which are held by an affiliate of Berkadia LLC (“Berkadia”), an entity jointly owned by Berkshire Hathaway Inc. and Leucadia. The following table summarizes the high and low bid prices as reported on the OTC by Commodity Systems Inc. The OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Sales Price Range of Common Stock
	2008		2007
	High	Low	High	Low
Quarters:
First	$0.050	$0.011	$0.115	$0.060
Second	0.050	0.015	0.080	0.040
Third	0.030	0.005	0.085	0.033
Fourth	0.028	0.001	0.050	0.011

We did not pay or declare any dividends during 2008 and 2007. Stockholders should not expect any payments or distributions. Refer to Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of stockholder payments and our motion regarding distributions to stockholders.

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

As of March 24, 2009, there were approximately 13,213 holders of record of The FINOVA Group Inc.’s common stock. The closing price of the common stock on that date was $0.005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 1–9 of Annex A.

Item 8.	Financial Statements and Supplemental Data.

Financial Statements – See Item 15 hereof and Annex A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position and Background
Thomas F. Boland	65	Director of FINOVA since 2001.

Ian M. Cumming	68	Chairman of the Board of FINOVA since 2001. Director and Chairman of the Board of Leucadia since 1978.

G. Robert Durham	80	Director of FINOVA since 1992.

Thomas E. Mara	63	Director and Chief Executive Officer of FINOVA since 2002. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia from 1993 to 2007.

R. Gregory Morgan	55	Director of FINOVA since 2001.

Kenneth R. Smith	66	Director of FINOVA since 1992.

Joseph S. Steinberg	65	Director and President of FINOVA since 2001. Director of Leucadia since 1978 and President of Leucadia since 1979.

Richard A. Ross	41	Senior Vice President, Chief Financial Officer and Treasurer of FINOVA since 2004. Previously, Vice President – Chief Accounting Officer or similar positions of FINOVA and FINOVA Capital for more than five years.

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

IAN M. CUMMING. Mr. Cumming has served as Chairman of the Board of FINOVA since August 2001. Since 1978, Mr. Cumming has also served as a director and Chairman of the Board of Leucadia National Corporation, a diversified company engaged in a variety of businesses (“Leucadia”), which has an indirect 25% interest in FINOVA. Mr. Cumming has served as a director of Skywest, Inc. (a Utah-based regional air carrier) since June 1986, HomeFed Corporation (“HomeFed”) (a publicly held real estate development Company) since May 1999, Jefferies Group Inc. (a publicly held full service global investment bank and institutional securities firm serving companies and other investors) since April 2008 and Americredit Corporation (an automobile finance company) since March 2008. He also has served as an alternate director of Fortescue Metals Group Ltd. (an Australian iron ore mining company) since January 2007.

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

JOSEPH S. STEINBERG. Mr. Steinberg has served as President of FINOVA since August 2001. He has served as director of Leucadia since 1978 and President of Leucadia since 1979. Mr. Steinberg also has served as a director of HomeFed since August 1998 (Chairman of the Board since December 1999), Jefferies Group Inc (a publicly held full service global investment bank and institutional securities firm serving companies and other investors) since April 2008 and of Fortescue Metals Group Ltd. (an Australian iron ore mining company) since August 2006.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee consists of Messrs. Morgan (Chairman), Boland and Smith. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website, www.finova.com. The Board of Directors has determined that each of Messrs. Boland and Smith qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). Applying applicable listing standards of the New York Stock Exchange and the rules and regulations of the SEC, the Board of Directors has determined that Messrs. Morgan, Smith and Boland are independent for purposes of the Audit Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2008, all persons subject to the reporting requirements of Sections 16(a) filed the required reports on a timely basis.

CODE OF CONDUCT

We have a Code of Conduct, which is applicable to all directors, officers and employees of the Company. The Code of Conduct is available on our website, www.finova.com. We intend to post amendments to or waivers from our Code of Conduct on our website.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

We have continued with efforts to wind-up our affairs. At December 31, 2008 and 2007, we had four employees. The four remaining employees are scheduled to remain through the completion of the liquidation period. The Company believes that our staffing levels are adequate to provide us appropriate oversight of the smaller operation, while maintaining adequate resources to deal with outstanding legal matters and the future dissolution of our entities. These facts and circumstances were taken into consideration during the development of our compensation philosophy and programs.

Overview of Compensation Program

Historically, when there was a large population of employees working in various business units, our Board of Directors (the “Board”) actively participated in determining compensation for employees. The Company has downsized dramatically in the past several years. There are only a handful of employees left to wrap up our affairs and as a result, the Board has delegated to the Chief Executive Officer (the “CEO”), the authority to set compensation for the remaining executive and non-executive officers of the Company, while retaining the authority for approval of compensation programs offered to employees through the Human Resources Committee of our Board, consisting of Messrs. Steinberg, Mara and Smith (Chair).

Compensation Philosophy and Objectives

Our Executive Compensation Program is designed to retain our one remaining paid executive officer as well as motivate him to remain focused on maximizing the value of the remaining assets, while containing expenses for the benefit of our creditors and shareholders. After careful consideration of our circumstances, as described above, and voluntary turnover levels in prior years, retention of employees has become critical to the liquidation of our remaining portfolio. Our remaining employees are highly mobile and could obtain employment at other companies with long-term prospects. Our ability to continue to maximize value from our portfolio liquidation and distributions to our creditors would be negatively impacted should we lose personnel that have specific knowledge of our assets, litigation matters and claims and knowledge of historical company information.

2008 Executive Compensation Components

The CEO has been given the discretion to modify or adjust awards for all executives for the fiscal year ending December 31, 2008. The principal components of compensation for the named executive officer listed in the summary compensation table below were:

Base salary

Discretionary incentive awards

Retirement; and

Other personal benefits

Base Salary

We provide our executive officer and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary for the named executive officer was determined based on his position and responsibilities, as well as our desire to retain him in light of the Company’s circumstances and the ability of this employee to obtain competitive salaries at alternate employers.

In determining base salary, in the past we have used outside market data of companies within similar industries (primarily finance) as a benchmark. The outside market data utilized did not reflect the liquidating nature of the Company, but was used as a reference point only of similar businesses within the industry. Market data for other liquidating entities was not available. We have ceased to purchase outside salary data due to cost constraints. The data taken into consideration when assessing base salaries included industry classification, geographic area and size of organization. Within these parameters, trends on compensation as well as the position and function of individuals were taken into consideration. Historically, base salaries were designed so that salary opportunities for a given position were between 75% and 125% of the midpoint of the base salary range for comparable companies.

Discretionary Incentive Awards

As part of our compensation program, employees participate in a bonus program in which they are eligible for a year-end discretionary performance bonus that ranges from 0% to 200% of the employee’s base salary. The bonus ranges are set as a percentage of the person’s annual salary and bonus percentage ranges will generally increase with the employee’s pay grade and level of responsibility and criticality. Bonuses for 2008 were paid based on our subjective determination of the participant’s contribution to the continued wind-down of FINOVA and the employee’s personal performance, in the complete discretion of the Company. Historically, a participant’s performance was measured against objectives established for that participant at the beginning of the year. However, individual objectives are no longer considered to be relevant, as all employees are working towards our overall objective of maximizing value from our liquidation.

Retirement

All compensated employees, including the named executive officer below, were eligible to participate in The FINOVA Group Inc. Savings Plan (the “Savings Plan”), which was a tax qualified 401(k) program. This program was terminated as of March 31, 2007. Up to this date, employees could elect voluntary wage deductions ranging from 0% to 30% of taxable compensation as prescribed by the Internal Revenue Service to the savings plan on a before tax basis. Our matching contributions were based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. All contributions to the Savings Plan as well as any matching contributions were fully vested upon contribution.

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

Perquisites and Other Personal Benefits

We provide our executive officer with certain financial benefits that we believe are reasonable and consistent with our overall compensation program to enable us to retain superior employees for key positions.

The named executive officer is provided with financial and tax counseling, tax gross ups on the financial counseling, medical expense reimbursements and executive physicals. The costs of the financial benefits described above for the named executive officer for the fiscal year ended December 31, 2008 and 2007 are included in the column labeled “All Other Compensation” of the “Summary Compensation Table” shown below. The amounts attributable to each such perquisite or benefit does not exceed the greater of $25,000 or 10% of the total amount of perquisites or benefits received by such named executive officer.

The following table summarizes the compensation we paid during 2008 and 2007 to our only remaining executive officer based on salary and annual bonus. Bonus totals also include amounts paid in 2009, which related to 2008 performance.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary	Bonus (2)	All Other Compensation (3)	Total

Richard A. Ross SVP-Chief Financial Officer & Treasurer	2008	$239,000	$175,000	$813,659	$1,227,659
	2007	227,500	350,000	56,153	633,653

(1)	Ian M. Cumming, our Chairman, Joseph S. Steinberg, our President and Thomas E. Mara, our Chief Executive Officer are not included in this table. Their services are provided to FINOVA under a Management Services Agreement with Leucadia and they receive no compensation as employees. The Management Services Agreement is discussed in more detail in “Certain Relationships and Related Transactions and Director Independence” below.
(2)	Bonuses are discretionary payments based on performance of the recipient in relation to our overall objective of maximizing value from the orderly collection of our portfolio. The 2008 amount for Mr. Ross includes a payment made in January 2009 relating to 2008 performance.

(3)	Amounts for the named executive officer include matching payments and other company contributions under the Savings Plan, financial consulting services, executive healthcare, the payout of unused vacation and certain tax gross-ups. Additionally, Mr. Ross received severance compensation of $772,235 in 2008 (as described under “Arrangements With Respect To Severance Compensation”.)

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

The table below summarizes the compensation earned by or paid to our Directors for the fiscal year ended December 31, 2008.

DIRECTOR SUMMARY COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total

Thomas F. Boland	$37,500	$37,500

Ian M. Cumming	$30,000	$30,000

G. Robert Durham	$31,500	$31,500

Thomas E. Mara	$39,000	$39,000

R. Gregory Morgan	$37,500	$37,500

Kenneth R. Smith	$39,000	$39,000

Joseph S. Steinberg	$30,000	$30,000

Arrangements With Respect To Severance Compensation

The Board previously established and funded two trusts to secure obligations to all of our employees for severance and bonuses. The Trustee of both trusts was Atlantic Trust Company. One trust (the “US Severance Trust”) secured the severance and related medical insurance and outplacement obligations for the US employees. The US Severance Trust paid terminated employees their severance benefits if they were otherwise eligible to receive severance and entered into a release of liability, as was required by our policy.

The other trust (the “Bonus Trust”) secured the bonus obligations for all employees and the severance obligations for the employees that were based in the United Kingdom. The trust provided that if the Company did not pay the bonus or UK severance payments, the employees could request that the Trustee pay those amounts from the trust, pursuant to procedures established in the Trust Agreement.

We funded these trusts in 2003 with a total of approximately $24 million, which approximated the estimated liability due under those programs at that time, and was not in addition to amounts that would otherwise have been due. The severance plan and trust agreements were terminated effective December 31, 2007 and the remaining eligible employees were paid their scheduled severance benefits in early 2008, while they remain actively employed. Upon discharge of the remaining severance obligations to employees in 2008, the remaining assets in the trusts of $2.8 million were distributed to the Company. Employees remain eligible to receive future performance bonuses, which will be paid from the Company’s cash reserves.

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

Set forth below is certain information as of February 9, 2009 with respect to the beneficial ownership of common shares by the beneficial owners of at least 5% of our outstanding common shares. Ownership includes direct and indirect (beneficial) ownership, as defined by the SEC rules. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the first table is as of the latest reports by those entities received by us.

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

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information as of February 9, 2009 with respect to the beneficial ownership of common shares by (1) each director and (2) the executive officer named in the Summary Compensation Table under Item 11. “Executive Compensation.”

Name	Position (s)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
Thomas F. Boland	Director	0
Ian M. Cumming	Director and Chairman	(1)
G. Robert Durham	Director	0
Thomas E. Mara	Director and Chief Executive Officer	0
R. Gregory Morgan	Director	0
Kenneth R. Smith	Director	0
Joseph S. Steinberg	Director and President	(1)
Richard A. Ross	SVP - Chief Financial Officer & Treasurer	0

Directors and Executives, as a group (11 persons)		(1)	*

*	Less than one percent.
(1)	Does not include any interest in 30,510,290.5 shares (25%) of FINOVA’ s common stock that Leucadia may be deemed to beneficially own under SEC Rule 13d-3 by virtue of its indirect membership interests in an affiliate of Berkadia LLC. Together with certain family members, Mr. Cumming and Mr. Steinberg beneficially own significant amounts of Leucadia stock. By virtue of their beneficial ownership of Leucadia, they may be deemed to be the indirect beneficial owners of their pro rata share of our common stock beneficially owned by Leucadia.

EQUITY COMPENSATION PLAN INFORMATION

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Transactions

The Company’s Audit Committee Charter addresses the reporting, review and approval or ratification of transactions with related persons. The Audit Committee is authorized to review all related person transactions and approve such transactions in advance of such transactions being given effect. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider the relevant facts and circumstances of the related person transaction, which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operation.

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

We pay Leucadia $8 million each year for management fees under the Management Services Agreement. Fees are paid quarterly in advance. As of February 28, 2009, we have paid Leucadia $2 million of management fees during the fiscal year 2009. Leucadia has advised us that the $8 million annual management fee is shared equally with Berkshire Hathaway under the terms of the Berkadia operating agreement.

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

Director Independence

The Board has determined that Messrs. Boland, Durham, Morgan and Smith are independent under applicable listing standards of the New York Stock Exchange. In determining Mr. Durham’s independence, the Board noted that during 2008 Mr. Durham had a one-year consulting agreement with Leucadia pursuant to which he provided consulting services with respect to Leucadia’s mining operations and investments and for which Mr. Durham was paid $150,000 by Leucadia. The Board has determined that this consulting arrangement was not a material relationship and does not affect Mr. Durham’s status as an independent director. The Leucadia affiliated directors, Messrs. Cumming, Steinberg and Mara are not independent under applicable listing standards of the New York Stock Exchange. The Board does not have, and historically has never had, a nominating committee.

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

The following table sets forth the total fees billed or expected to be billed by Ernst & Young LLP for audit services rendered in connection with the audit of our financial statements for 2008 and 2007, and fees billed for other services rendered by that firm for those years:

	2008	2007
Audit Fees	$267,000	$312,000
Audit Related Services (1)		44,000
All Other Fees (2)		1,500

Total Fees	$267,000	$357,500

(1)	Audit Related Services included audits of our benefit plans.
(2)	All Other Fees included fees billed for access to on-line accounting research tools and publications.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed.

Page
1)	Financial Statements.

The following financial information is included in Annex A:

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	A-1
	Report of Independent Registered Public Accounting Firm	A-10
	Consolidated Statements of Net Assets in Liquidation (liquidation basis) at December 31, 2008 and 2007	A-11
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Years Ended December 31, 2008 and 2007	A-12
	Notes to Consolidated Financial Statements	A-13

2)	Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3)	Exhibits.

All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by the Company, file number 1-11011, unless otherwise indicated.

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	6/22/01	10.A

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization.	8-K	8/27/01	2.B

(2.C)	Form of Plan of Liquidation and Dissolution.	10-K	3/22/07	2.C

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA.	8-K	8/27/01	3.A

(3.B)	Amended and Restated Bylaws of FINOVA.	8-K	8/27/01	3.B

(4.A)	Form of Common Stock Certificate.	10-K	3/15/02	4.A

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.			3.A and 3.B

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia.	8-K	8/27/01	10.A

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note.	8-K	8/27/01	10.B

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA.	8-K	8/27/01	10.C

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto.	8-K	8/27/01	10.D

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia.	8-K	8/27/01	10.E

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia.	8-K	8/27/01	10.F

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee.	8-K	8/27/01	10.G

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee.	8-K	8/27/01	10.H

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC.	10-K	3/21/03	10.I.1

(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia.	8-K	8/27/01	10.J

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001.+	10-K	4/26/01	10.T.1

(10.L.1)	Form of Letter for the Bonus Program.+	10-K	3/15/02	10.L

(10.L.2)	2008 Annual Incentive Plan Rules.+	10-K	3/17/08	10.L.3

(10.L.3)	2009 Annual Incentive Plan Rules.+	*

(10.M.1)	Severance Plan.+	10-K	3/15/02	10.M.1

(10.M.2)	Enhanced Severance Plan.+	10-K	3/15/02	10.M.2

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description.+	10-Q	8/11/05	10.B

(10.M.4)	Amendment of The FINOVA Group Severance Plan and Summary Plan Description dated November 12, 2007+	10-Q	11/13/07	10.1

(10.N.1)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.R

(10.N.2)	Termination of The FINOVA Group Severance Trust Agreement dated November 12, 2007.+	10-Q	11/13/07	10.2

(10.O.1)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003.+	10-K	3/30/04	10.S

(10.O.2)	Termination of The FINOVA Group Bonus and United Kingdom Severance Trust Agreement dated November 12, 2007.+	10-Q	11/13/07	10.3

Incorporated by Reference From:
Exhibit		Report on Form	Date Filed	Exhibit
(10.P)	Purchase and Sale Agreement by and among FINOVA Capital Corporation and AIRCRAFT 48008/48009, LLC as Sellers and FAP, LLC as buyer, dated January 17, 2007.	8-K	1/18/07	10.A

(14)	Code of Conduct (Code of Ethics).	10-K	3/17/08	14

(21)	Subsidiaries.	*

(23)	Consent of Independent Registered Public Accounting Firm.	*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.	8-K	8/27/01	99.B

*	Filed with this report
**	Furnished with this report pursuant to Item 601 (b) (32) of Regulation S-K
+	Relating to management compensation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINOVA GROUP INC.

March 30, 2009	By:	/s/ Richard A. Ross
Richard A. Ross
Senior Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date	Signature
Principal Executive Officer:

Thomas E. Mara Chief Executive Officer and a Director	March 30, 2009	/s/ Thomas E. Mara

Principal Financial and Accounting Officer:

Richard A. Ross Senior Vice President – Chief Financial Officer and Treasurer	March 30, 2009	/s/ Richard A. Ross

Directors:

Thomas F. Boland	March 30, 2009	/s/ Thomas F. Boland

Ian M. Cumming	March 30, 2009	/s/ Ian M. Cumming

G. Robert Durham	March 30, 2009	/s/ G. Robert Durham

R. Gregory Morgan	March 30, 2009	/s/ R. Gregory Morgan

Kenneth R. Smith	March 30, 2009	/s/ Kenneth R. Smith

Joseph S. Steinberg	March 30, 2009	/s/ Joseph S. Steinberg

EXHIBIT INDEX

Exhibit Number	Description
(2.A)	Third Amended and Restated Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code (filed as Exhibit 10.A to the Current Report on Form 8-K dated June 22, 2001 (the “June 22, 2001 8-K”)).

(2.B)	Revised Technical Amendments to Third Amended and Restated Joint Plan of Reorganization (filed as Exhibit 2.B to the Current Report on Form 8-K dated August 27, 2001 (the “August 27, 2001 8-K”)).

(2.C)	Form of Plan of Liquidation and Dissolution (filed as Exhibit 2.C to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

(3.A)	Amended and Restated Certificate of Incorporation of FINOVA (filed as Exhibit 3.A to the August 27, 2001 8-K).

(3.B)	Amended and Restated Bylaws of FINOVA (filed as Exhibit 3.B to the August 27, 2001 8-K).

(4.A)	Form of Common Stock Certificate (filed as Exhibit 4.A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 10-K”)).

(4.B)	Relevant provisions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above are incorporated by reference.

(10.A)	Credit Agreement, dated as of August 21, 2001, by and between FINOVA Capital and Berkadia (filed as Exhibit 10.A to the August 27, 2001 8-K).

(10.B)	Indenture, dated as of August 22, 2001, between FINOVA and The Bank of New York, as trustee (the “Indenture Trustee”), with respect to FINOVA’s 7.5% Senior Secured Notes Maturing 2009 with Contingent Interest Due 2016, including the form of Senior Secured Note (filed as Exhibit 10.B to the August 27, 2001 8-K).

(10.C)	Form of Intercompany Notes by FINOVA Capital payable to FINOVA (filed as Exhibit 10.C to the August 27, 2001 8-K).

(10.D)	Collateral Trust Agreement, dated as of August 21, 2001, among FINOVA, FINOVA Capital, Berkadia, Wilmington Trust Company, as collateral trustee (the “Collateral Trustee”), the Indenture Trustee and each grantor from time to time party thereto (filed as Exhibit 10.D to the August 27, 2001 8-K).

(10.E)	Guaranty, dated as of August 21, 2001, by FINOVA in favor of Berkadia (filed as Exhibit 10.E to the August 27, 2001 8-K).

(10.F)	Guaranty, dated as of August 21, 2001, by FINOVA Capital and certain subsidiaries of FINOVA Capital (the “Subsidiary Guarantors”), in favor of Berkadia (filed as Exhibit 10.F to the August 27, 2001 8-K).

(10.G)	Pledge Agreement, dated as of August 21, 2001, by FINOVA, in favor of the Collateral Trustee (filed as Exhibit 10.G to the August 27, 2001 8-K).

(10.H)	Pledge and Security Agreement, dated as of August 21, 2001, by FINOVA Capital and the Subsidiary Guarantors, in favor of the Collateral Trustee (filed as Exhibit 10.H to the August 27, 2001 8-K).

(10.I.1)	Novation Agreement and Amendment to Registration Rights Agreement, dated as of August 23, 2002, among FINOVA, Berkadia and Berkadia Equity Holdings LLC (filed as Exhibit 10.1.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

(10.J)	Voting Agreement, dated as of August 21, 2001, among FINOVA, Berkadia, Berkshire and Leucadia (filed as Exhibit 10.J to the August 27, 2001 8-K).

(10.K)	Amended and Restated Management Agreement among FINOVA, FINOVA Capital and Leucadia, dated April 3, 2001 (filed as Exhibit 10.T.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

(10.L.1)	Form of Letter for the Bonus Program (filed as Exhibit 10.L to the 2001 10-K).

(10.L.2)	2008 Annual Incentive Plan Rules (filed as Exhibit 10.L.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”)).

(10.L.3)	2009 Annual Incentive Plan Rules.

(10.M.1)	Severance Plan (filed as Exhibit 10.M.1 to the 2001 10-K).

(10.M.2)	Enhanced Severance Plan (filed as Exhibit 10.M.2 to the 2001 10-K).

(10.M.3)	Amended and Restated Severance Pay Plan and Summary Plan Description (filed as Exhibit 10.B to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “2nd Quarter 2005 10-Q”)).

(10.M.4)	Amendment of The FINOVA Group Severance Plan and Summary Plan Description dated November 12, 2007 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “3rd Quarter 2007 10-Q”)).

(10.N.1)	Severance Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003 (filed as Exhibit 10.R to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).

(10.N.2)	Termination of The FINOVA Group Severance Trust Agreement dated November 12, 2007 (filed as Exhibit 10.2 to the 3rd Quarter 2007 10-Q).

(10.O.1)	Bonus and United Kingdom Trust Agreement between FINOVA and Atlantic Trust Company, dated as of November 1, 2003 (filed as Exhibit 10.S to the 2003 10-K).

(10.O.2)	Termination of The FINOVA Group Bonus and United Kingdom Severance Trust Agreement dated as of November 12, 2007 (filed as Exhibit 10.3 to the 3rd Quarter 2007 10-Q).

(10.P)	Purchase and Sale Agreement by and among FINOVA Capital Corporation and AIRCRAFT 48008/48009, LLC as Sellers and FAP, LLC as buyer, dated January 17, 2007 (filed as Exhibit 10.A to the Current Report on Form 8-K dated January 18, 2007 (the “January 18, 2007 8-K”)).

(14)	Code of Conduct (Code of Ethics) (filed as Exhibit 14 to the 2007 10-K).

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.A)	Order entered August 10, 2001 confirming the Third Amended and Restated Joint Plan of Reorganization, as amended and supplemented.

ANNEX A

THE FINOVA GROUP INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2008, we had substantially completed the liquidation of our asset portfolio. Our attention is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of December 31, 2008, we have completed the withdrawal process for 44 states, while others are pending. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until the second quarter of 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

We continue to retain cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs and matters related to the TLP Action, which is likely to limit our ability to make and the timing of future voluntary principal prepayments and interest payments.

Forever Insolvent. As of December 31, 2008, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $139.5 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

As discussed in Item 3. “Legal Proceedings,” in June 2007, the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the District Court’s ruling to the United States Court of Appeals for the Third Circuit.

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

Many obstacles exist to creation of a viable restructuring plan. A restructuring presumes a sensible business plan emerging from that process. In light of our dwindling asset base, lack of retained business knowledge and the competitive environment, we believe it would be difficult, if not futile, in these circumstances to develop a business model that can produce returns to the creditors and/or new investors greater than that expected from the present course. Absent that, or a substantial new investment in FINOVA, we believe it would be difficult to obtain the requisite approval to restructure the present debt obligations. The task has become more difficult due to the substantial liquidation of our portfolio, continuation of the wind-up process and current general economic conditions. We caution investors to carefully evaluate applicable tax regulations, which restrict the ability to transfer or use NOLs in a variety of circumstances. Our financial statements do not anticipate using the NOLs. Upon final dissolution of our entities, the NOLs will be extinguished. For a further discussion of NOLs and deferred taxes, see the Notes to Consolidated Financial Statements, Note F. “Income Taxes.”

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

Liquidation Basis of Accounting

As a result of the approval of our Plan of Liquidation by the Bankruptcy Court, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at December 31, 2008 and 2007.

Liquidating Portfolio. The remaining liquidating portfolio is primarily comprised of judgments and claims against former customers and non-marketable private equity and other securities. All assets were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions, including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Cash flow estimates for these assets are based on current information obtained from trustees and others, collection efforts, customer collateral and the financial condition of these former customers. Certain investments are reported at their fair value, based on published information or quotes by registered securities brokers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

Reserve for Estimated Costs During the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of asset sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

New Accounting Standards. There were no new accounting standards issued during 2008 that impacted FINOVA.

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Net Assets in Liquidation, beginning of year	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	913	5,923
Interest earned on investment of cash reserves and other operating activity	6,121	15,181
Increase in estimated costs during the liquidation period	(8,365)	(9,913)
Interest accruing on the Senior Notes	(106,812)	(108,465)
Reduction in the estimated settlement of the Senior Notes	108,143	97,274

Net Change in Net Assets in Liquidation	—	—

Net Assets in Liquidation, end of year	$—	$—

Changes in Net Assets in Liquidation for the Years Ended December 31, 2008 and 2007

During the years ended December 31, 2008 and 2007, the estimated net realizable value of our assets and liabilities increased a net $0.9 million and $5.9 million, respectively. The increase during 2008 was primarily attributed to the realization of certain customer claims for amounts in excess of previous estimates, partially offset by a decline in the value of certain cash investments; while the increase in 2007 was due to the settlement of certain bankruptcy claims for lower than previously anticipated amounts, an increase in interest accrued on sales transactions due to delays in the final closure of the transactions, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

Additionally, during 2008 and 2007, we accrued $106.8 million and $108.5 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $6.1 million and $15.2 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which takes into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. During 2008, our short-term investments were primarily comprised of lower risk money markets, U.S. Treasuries and certificates of deposit. In late 2007, we decided that we would forego some yield to ensure maximum principal preservation. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the year ended December 31, 2008, the reserve declined to $8.9 million due to the payment of expenses ($15.3 million) and a reduction in our estimate as a result of certain actual expenses being lower than previously anticipated, partially offset by an $8.4 million net increase caused by the extension of the estimated liquidation period through August of 2009. During the year ended December 31, 2007, the reserve declined due to the payment of expenses ($18.4 million) and a reduction in our estimate as a result of certain actual expenses being lower than previously anticipated, partially offset by a $9.9 million net increase caused by the extension of the estimated liquidation period and an increase in certain costs associated with our wind-up.

We have continued with efforts to wind-up our affairs; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until the second quarter of 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the year ended December 31, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $108.1 million to a balance of $125.9 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $139.5 million, which when combined with $106.8 of interest distributed during 2008, is a $1.3 million decrease over our 2007 year-end estimate. This decrease is the direct result of the $8.4 million increase in the estimated costs during the liquidation period exceeding the $6.1 million of interest earned on the investment of cash reserves and other operating activity and the $0.9 million change in the estimated net realizable value of assets and other liabilities.

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

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in a subsequent period, if actual cash requirements exceed the cash reserve estimates. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain sufficient funds to meet obligations as they become due during the liquidation process. Our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of legal claims even though we anticipate settling or resolving the matters for considerably less.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and matters related to the TLP Action, discussed in Item 3. “Legal Proceedings,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which is likely to limit our ability to make future voluntary prepayments and our next interest payment, which is scheduled for May 15, 2009. Failure to make the May 15, 2009 interest payment would not be an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default would occur.

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

During the year ended December 31, 2008, we made two interest payments of $53.4 million ($106.8 million in total) and no principal prepayments on the Senior Notes, while during 2007; we made interest payments totaling $109.0 million and $59.4 million of partial principal prepayments. Cumulative principal prepayments through December 31, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $139.5 million, which is considerably less than the total principal and interest due of approximately $1.4 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation at maturity in November 2009.

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

In conjunction with the prepayments of Senior Notes noted above, we retained a total of $81.2 million as of December 31, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007, the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the District Court’s ruling to the United States Court of Appeals for the Third Circuit. For a further discussion of the appeal and its status, see Item 3. “Legal Proceedings.”

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

Obligations and Commitments

The following is a listing of our significant contractual obligations and contingent commitments at December 31, 2008 and 2007. A detailed repayment schedule has not been provided because our most significant obligations are contractual as to amount, but contingent regarding the timing of repayment. The listing is not intended to be all encompassing and excludes normal recurring trade and other accounts payable obligations.

	December 31, 2008			December 31, 2007
Obligations and Commitments	Contractual	Contingent		Contractual	Contingent
	(Dollars in thousands)
Senior Notes	$1,424,166	$		$1,424,166	$
Management Services Agreement	16,000			24,000
Impermissible Restricted Payments			81,228			81,228
Contingent interest on Senior Notes			91,232			91,232
Lease obligations	22			22

	$1,440,188		$172,460	$1,448,188		$172,460

The Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available, at a fixed interest rate of 7.5% per annum. Principal prepayments of the Senior Notes are contingent on the availability of excess cash. Our obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by substantially all of the assets of FINOVA Capital. As noted above, we made $59.4 million of partial principal prepayments on the Senior Notes in 2007, while no principal was repaid during 2008. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $139.5 million, which when combined with $106.8 million of interest already distributed during 2008, is a $1.3 million decrease over our 2007 year-end estimate and is considerably less than the total principal and interest due of approximately $1.4 billion.

Our business continues to be operated under a Management Services Agreement with Leucadia that expires in 2011. We pay Leucadia an annual management fee of $8.0 million and reimburse it for expenses incurred.

Permitted uses of cash are specified in the Indenture. Generally, we are permitted to use cash in the following order: first to fund operating expenses, including payment of taxes and funding customer commitments; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes in accordance with the terms of the Indenture in an amount not to exceed $150 million per year. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render us insolvent, would be a fraudulent conveyance or would not be permitted under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Since the Senior Notes will not be fully repaid (current shortfall estimated to be approximately $1.3 billion), we are required to retain impermissible restricted payments. As of December 31, 2008, we had retained a total of $81.2 million. Refer to Item 3. “Legal Proceedings” for a further discussion of the restricted payments.

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

Lease obligations represent total contractual obligations (rent and operating costs) due under an operating lease. Lease obligations totaled $22 thousand at December 31, 2008 and 2007 and are comprised entirely of a renewable short-term lease on our executive office space.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral.

The following table presents the activity in our liquidating portfolio for the years ended December 31:

	2008	2007
	(Dollars in thousands)
Liquidating Portfolio, beginning of year	$6,271	$185,544

Cash activity	(7,289)	(179,903)

Non-cash activity	1,523	630

Liquidating Portfolio, end of year	$505	$6,271

Our liquidating portfolio declined to $0.5 million at December 31, 2008, down from $6.3 million at December 31, 2007. Cash activity for 2008 primarily represented collections and proceeds from the liquidation of our investments in the severance and bonus trusts ($2.8 million) and recoveries on accounts and claims in excess of our previous estimates, while non-cash activity primarily represented an increase in the estimated net realizable value of certain assets due to higher than previously anticipated recovery of claims against former customers, partially offset by a decline in the value and reclassification of certain maturing investments to cash equivalents.

During 2007, our cash activity was comprised of customer collections (including recoveries) and proceeds received from the sale of assets, while non-cash activity resulted in a net increase to the estimated net realizable value of our assets. Cash activity for 2007 included the collection of $83.7 million in full and final settlement of the Thaxton loan and the sale of the remainder of our aviation assets for amounts on an aggregate basis that approximated their previously reported estimated net realizable values; while the non-cash increase in the value of assets was primarily due to an increase in interest accrued on sales transactions due to delays in the final closure of the transactions, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

As of December 31, 2008, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (estimated net realizable value of $0.5 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will outlast the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical to ensure we retain funds to meet obligations as they become due during the liquidation process. Our cash reserve methodology has been altered to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed in Item 3. “Legal Proceedings,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which is likely to limit our ability to make future voluntary prepayments and interest payments.

Our liquidation process is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states have only take a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdraw process until all outstanding claims and litigation have been resolved or active assets liquidated. As of December 31, 2008, we have completed the withdrawal process for 44 states, while others are pending.

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

We have continued with efforts to wind-up our affairs; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until the second quarter of 2009, and the motion regarding distributions to stockholders. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer to Item 3. “Legal Proceedings” for the status of our outstanding legal matters.

At December 31, 2008 and 2007, we had four employees. The four remaining employees are scheduled to remain through the completion of the liquidation process. The Company believes that our staffing levels are adequate to provide us with appropriate oversight of the smaller operation, while maintaining adequate resources to deal with outstanding legal matters and the future dissolution of our entities. We continue to operate as a public company during the liquidation under a Management Services Agreement with Leucadia that expires in 2011.

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

Off-Balance Sheet Arrangements and Derivative Financial Instruments

At December 31, 2008 and 2007, we did not have any significant transactions, agreements or other contractual arrangements with unconsolidated entities, nor did we have any significant derivative financial instruments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The FINOVA Group Inc.

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of The FINOVA Group Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of the Company at December 31, 2008 and 2007 and the related changes in consolidated net assets in liquidation (liquidation basis) for the years then ended, in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 30, 2009

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

DECEMBER 31,

(Dollars in thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$65,914	$175,140
Restricted cash—impermissible restricted payments	81,228	81,228
Liquidating portfolio	505	6,271
Other assets and deposits	759	1,369

Total Assets	$148,406	$264,008

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$13,648	$13,648
Accounts payable and other liabilities		574
Reserve for estimated costs during the liquidation period	8,906	15,791

Total Liabilities (excluding Senior Notes)	22,554	30,013

Net Assets Available for Settlement of Senior Notes	125,852	233,995

Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	125,852	233,995

Net Assets in Liquidation	$—	$—

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	Years Ended December 31,
	2008	2007
Net Assets in Liquidation, beginning of year	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	913	5,923
Interest earned on investment of cash reserves & other operating activity	6,121	15,181
Increase in estimated costs during the liquidation period	(8,365)	(9,913)
Interest accruing on the Senior Notes	(106,812)	(108,465)
Reduction in the estimated settlement of the Senior Notes	108,143	97,274

Net Change in Net Assets in Liquidation	—	—

Net Assets in Liquidation, end of year	$—	$—

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

We have continued with efforts to wind-up our affairs; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until the second quarter of 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding

THE FINOVA GROUP INC.

liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note H. “Litigation and Claims” for the status of our outstanding legal matters.

We will continue to operate as a public company during the liquidation under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

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

Consolidation Policy

The consolidated financial statements present the assets and liabilities and changes to the net assets of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation.

Liquidation Basis of Accounting

As a result of the approval of our Plan of Liquidation by the Bankruptcy Court, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statement of Net Assets in Liquidation at December 31, 2008 and 2007.

Liquidating Portfolio. The remaining liquidating portfolio is primarily comprised of judgments and claims against former customers and non-marketable private equity and other securities. All assets were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions, including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Cash flow estimates for these assets are based on current information obtained from trustees and others, collection efforts, customer collateral and the financial condition of these former customers. Certain investments are reported at their fair value, based on published information or quotes by registered securities brokers. Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, net realizable values.

THE FINOVA GROUP INC.

Reserve for Estimated Costs During the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals including people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and entity related expenses). These amounts can vary significantly due to, among other things, the timing of asset sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods) and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $62.0 million and $172.0 million at December 31, 2008 and 2007, respectively. During 2008, our short-term investments were primarily comprised of lower risk money markets, U.S. Treasuries and certificates of deposit.

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

Impermissible Restricted Payments. The Indenture defines impermissible restricted payments as dividends or distributions to and/or repurchases of stock from common stockholders that, if made, would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Impermissible restricted payments are required to be retained until such time, if ever, that we are no longer restricted from making a distribution to our stockholders or until it is necessary to use the cash to satisfy general corporate purposes.

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

Savings Plan. We previously maintained The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan had been available to substantially all employees. The employee was able to elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. Our matching contributions were based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions. Additionally, beginning January 1, 2005, substantially all employees received an Age & Service contribution to the Savings Plan based on each employee’s eligible earnings, age and years of service. The Savings Plan was terminated effective March 31, 2007.

New Accounting Standards. There were no new accounting standards issued during 2008 that impacted us.

C.	Changes in Net Assets in Liquidation

During the years ended December 31, 2008 and 2007, the estimated net realizable value of our assets and liabilities increased a net $0.9 million and $5.9 million, respectively. The increase during 2008 was primarily attributed to the realization of certain customer claims for amounts in excess of previous estimates, partially offset by a decline in the value of certain cash investments; while the

THE FINOVA GROUP INC.

increase in 2007 was due to the settlement of certain bankruptcy claims for lower than previously anticipated amounts, an increase in interest accrued on sales transactions due to delays in the final closure of the transactions, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

Additionally, during 2008 and 2007, we accrued $106.8 million and $108.5 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $6.1 million and $15.2 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which takes into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. During 2008, our short-term investments were primarily comprised of lower risk money markets, U.S. Treasuries and certificates of deposit. In late 2007, we decided that we would forego some yield to ensure maximum principal preservation. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

Under the liquidation basis of accounting, we were also required to establish a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs during the liquidation period:

	December 31, 2007	Net Adjustments and Payments	December 31, 2008
People costs (payroll and benefits)	$3,319	$(1,981)	$1,338
Leucadia management fees	6,000	(2,000)	4,000
Professional services and litigation costs	4,955	(2,496)	2,459
General corporate expenses	1,517	(408)	1,109

Total reserve for estimated costs during the liquidation period	$15,791	$(6,885)	$8,906

	December 31, 2006	Net Adjustments and Payments	December 31, 2007
People costs (payroll and benefits)	$4,144	$(825)	$3,319
Leucadia management fees	8,000	(2,000)	6,000
Professional services and litigation costs	10,431	(5,476)	4,955
General corporate expenses	1,684	(167)	1,517

Total reserve for estimated costs during the liquidation period	$24,259	$(8,468)	$15,791

During the year ended December 31, 2008, the reserve declined to $8.9 million due to the payment of expenses ($15.3 million) and a reduction in our estimate as a result of certain actual expenses being lower than previously anticipated, partially offset by a $8.4 million net increase caused by the extension of the estimated liquidation period through August of 2009. During the year ended December 31, 2007, the reserve declined due to the payment of expenses ($18.4 million) and a reduction in our estimate as a result of certain actual expenses being lower than previously anticipated, partially offset by a $9.9 million net increase caused by the extension of the estimated liquidation period and an increase in certain costs associated with our wind-up.

We have continued with efforts to wind-up our affairs; however, as previously noted we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until the second quarter of 2009, and the motion regarding distributions to stockholders. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a

THE FINOVA GROUP INC.

liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note H. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the year ended December 31, 2008, the estimated settlement amount of the Senior Notes (principal only) was reduced by $108.1 million to a balance of $125.9 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $139.5 million, which when combined with $106.8 million of interest distributed during 2008, is a $1.3 million decrease over our 2007 year-end estimate. This decrease is the direct result of the $8.4 million increase in the estimated costs during the liquidation period exceeding the $6.1 million of interest earned on the investment of cash reserves and other operating activity and the $0.9 million change in the estimated net realizable value of assets and other liabilities.

D.	Liquidating Portfolio

Our liquidating portfolio is recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the years ended December 31:

	2008	2007
	(Dollars in thousands)
Liquidating Portfolio, beginning of year	$6,271	$185,544

Cash activity	(7,289)	(179,903)

Non-cash activity	1,523	630

Liquidating Portfolio, end of year	$505	$6,271

Our liquidating portfolio declined to $0.5 million at December 31, 2008, down from $6.3 million at December 31, 2007. Cash activity for 2008 primarily represented collections and proceeds from the liquidation of our investments in the severance and bonus trusts ($2.8 million) and recoveries on accounts and claims in excess of our previous estimates, while non-cash activity primarily represented an increase in the estimated net realizable value of certain assets due to higher than previously anticipated recovery of claims against former customers, partially offset by a decline in the value and reclassification of certain maturing investments to cash equivalents.

During 2007, our cash activity was comprised of customer collections (including recoveries) and proceeds received from the sale of assets, while non-cash activity resulted in a net increase to the estimated net realizable value of our assets. Cash activity for 2007 included the collection of $83.7 million in full and final settlement of the Thaxton loan and the sale of the remainder of our aviation assets for amounts on an aggregate basis that approximated their previously reported estimated net realizable values; while the non-cash increase in the value of assets was primarily due to an increase in interest accrued on sales transactions due to delays in the final closure of the transactions, a slight increase in the purchase price of certain aviation assets and the actual and projected realization of certain customer claims for amounts in excess of previous estimates, partially offset by revised purchase prices on certain aircraft following their revaluation based upon updated aircraft specifications and usage reports and a slight decline in the net realizable value of an engine based upon bids obtained through an auction process to liquidate the asset.

As of December 31, 2008, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (estimated net realizable value of $0.5 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection

THE FINOVA GROUP INC.

of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will outlast the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

E.	Debt

As of December 31, total debt outstanding on a liquidation basis, was as follows:

	2008	2007
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,298,314)	(1,190,171)

Senior Notes	$125,852	$233,995

During the year ended December 31, 2008, we made two interest payments of $53.4 million ($106.8 million in total) and no principal prepayments on the Senior Notes, while during 2007, we made interest payments totaling $109.0 million and $59.4 million of partial principal prepayments. Cumulative principal prepayments through December 31, 2008 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $139.5 million, which when combined with $106.8 million of interest already distributed during 2008, is a $1.3 million decrease over our 2007 year-end estimate and is considerably less than the total principal and interest due of approximately $1.4 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation at maturity.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. The Indenture has no financial covenants, except for the requirement to use available cash as discussed below.

FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a first priority lien on the assets of FINOVA Capital. Substantially all of FINOVA Capital’s subsidiaries have guaranteed FINOVA Capital’s repayment of the Intercompany Notes.

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

THE FINOVA GROUP INC.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and matters related to the TLP Action, discussed in Note H. “Litigation and Claims,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which is likely to limit our ability to make future voluntary prepayments and our next interest payment, which is scheduled for May 15, 2009. Failure to make the May 15, 2009 interest payment would not be an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default would occur.

The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all of our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets. Refer to Note H. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeals of the Bankruptcy Court’s and Delaware District Court’s orders.

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

In conjunction with the prepayments of Senior Notes noted above, we have retained a total of $81.2 million as of December 31, 2008. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007, the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the District Court’s ruling to the United States Court of Appeals for the Third Circuit. For a further discussion of the appeal and its status, see Note H. “Litigation and Claims.”

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

As of December 31, 2008 and 2007, we had federal NOL carryfowards of $1.7 billion and $1.6 billion, respectively, which begin to expire in 2009. Our financial statements do not anticipate using the NOLs. Upon final dissolution of our entities, the NOLs will be extinguished.

THE FINOVA GROUP INC.

No income tax expense or benefit was recorded during the years ended December 31, 2008 and 2007. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

The significant components of deferred tax liabilities and deferred tax assets, on a liquidation basis at December 31, consisted of the following:

	2008	2007
Deferred tax liabilities:
Basis difference in loans and investments	$193	$451
Basis difference in debt	404,158	357,513

Gross deferred tax liability	404,351	357,964

Deferred tax assets:
Alternative minimum tax	5,283	5,283
Net operating loss carryforward	648,892	608,493
Basis difference in owned assets	1,913	1,913
Reserve for estimated costs during the liquidation period	3,406	6,109
Other	324	294

Gross deferred tax asset	659,818	622,092
Valuation allowance	(255,467)	(264,128)

Net deferred tax asset	404,351	357,964

Net deferred tax liability	$—	$—

The deferred tax assets and liabilities at December 31, 2008 and 2007 take into consideration the effects of recording assets at their estimated net realizable value. In addition, the reserve for estimated liquidation costs can only be utilized for tax purposes in the years when such costs are incurred.

During 2008 and 2007, the valuation allowance decreased $8.7 million and $38.2 million, respectively. The decreased in 2008 was primarily due to book versus tax basis differences in debt, while the decrease in 2007 was primarily due to the loss of foreign tax assets due to the liquidation of foreign subsidiaries.

G.	Stockholders’ Equity

In August 2001, we issued 61,020,581 shares of common stock to Berkadia, representing 50% of our outstanding shares after giving effect to implementation of the Plan. At December 31, 2008 and 2007, we had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. We have 400,000,000 shares of common stock authorized.

We have 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2008. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

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

THE FINOVA GROUP INC.

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

Thaxton Life Partners Litigation

As previously disclosed, on September 29, 2006, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital (the “TLP Action”). The TLP Action is unrelated to the previously disclosed Thaxton Group Inc. litigation that was settled in 2007. The Company and FINOVA Capital were served with the TLP Action in February of 2007. The TLP Action purports to be a class action filed on behalf of approximately 150 TLP note holders with claims related to approximately $20 million in TLP notes. The TLP Action alleges that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action seeks actual, treble, and/or punitive damages.

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

A hearing on the merits of the TLP Action was originally scheduled to be heard in September 2008, but was rescheduled for mid-January 2009 due to one of the members of the arbitration panel having a scheduling conflict. The mid-January 2009 hearing was postponed due to the death of one of the three arbitrators scheduled to hear the matter. The parties have agreed upon a new third arbitrator and a hearing on the merits of the TLP Action is expected to be heard in the second quarter of 2009.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of December 31, 2008. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed an appeal (on July 6, 2007) of the Final Clarification Order to the United States District Court for the District of Delaware (the “Delaware District Court”) and a motion with the Delaware District Court requesting a stay (on August 31, 2007) pending final resolution of any appeal, which was granted by the Delaware District Court.

THE FINOVA GROUP INC.

Through December 31, 2007, we had been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $388,000. In early 2008, the equity committee sought a further increase in the aggregate limit placed on the amount of fees and expenses. A hearing was held on this matter on January 10, 2008 and the Bankruptcy Court ordered that the aggregate limit placed on the amount of fees and expenses that the equity committee and its professionals were authorized to incur in objecting to, and addressing the issues raised in connection with, the clarification motion be increased to $473,751. The increase granted by the Bankruptcy Court represented one-half of the equity committee’s requested amount. The Bankruptcy Court also ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the pending appeal of the Final Clarification Order.

On August 26, 2008, the Delaware District Court issued a memorandum opinion and order (the “August Order”) affirming all six of the Bankruptcy Court’s orders and denied the equity committee’s motion to strike the Company’s cross-appeal. The ruling by the Delaware District Court upheld the Bankruptcy Court’s Final Clarification Order and lifted the requirement that FINOVA segregate funds into a restricted account, thereby enabling FINOVA to use those funds for general corporate purposes. The ruling by the Delaware District Court also upheld the Bankruptcy Court’s orders regarding the formation of the equity committee and the multiple fee cap orders, which, as previously disclosed, were being contested by FINOVA.

The equity committee subsequently filed a motion requesting a stay of the distribution of funds held in the restricted account pending appeal of the Delaware District Court’s August Order. On September 22, 2008, the Delaware District Court denied the equity committee’s motion to stay the Delaware District Court’s August Order.

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

In determining Mr. Durham’s independence, the Board noted that during 2008 Mr. Durham had a one-year consulting agreement with Leucadia pursuant to which he provided consulting services with respect to Leucadia’s mining operations and investments and for which Mr. Durham was paid $150,000 by Leucadia. The Board has determined that this consulting arrangement was not a material relationship and does not affect Mr. Durham’s status as an independent director.