Form 10-Q
period 2009-03-31
FINOVA GROUP INC
filed 2009-05-04
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 4, 2009, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$63,065	$65,914
Restricted cash—impermissible restricted payments	81,228	81,228
Liquidating portfolio	262	505
Other assets and deposits	649	759

Total Assets	$145,204	$148,406

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$40,351	$13,648
Reserve for estimated costs during the liquidation period	5,565	8,906

Total Liabilities (excluding Senior Notes)	45,916	22,554

Net Assets Available for Settlement of Senior Notes	99,288	125,852

Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	99,288	125,852

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Assets in Liquidation, beginning of year	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	(77)	218
Interest earned on investment of cash reserves and other operating activity	183	2,238
Change in estimated costs during the liquidation period	33	1,178
Interest accruing on the Senior Notes	(26,703)	(26,703)
Reduction in the estimated settlement of the Senior Notes	26,564	23,069

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation, end of period	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars in thousands in tables)

(Unaudited)

A. Nature of Operations and Plan of Liquidation

The accompanying financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms not defined herein are used as defined in the 2008 Form 10-K.

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

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed below in Note G. “Litigation and Claims”, we are maintaining cash reserves to cover these potential and uncertain expenditures. As a result we will not make future voluntary prepayments and we will not make the scheduled May 15, 2009 interest payment.

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

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which, as previously disclosed, has been postponed until mid 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

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

Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of March 31, 2009 and the changes in net assets presented herein have been included in our consolidated financial statements.

For a complete listing of our significant accounting policies, see Note B. “Significant Accounting Policies” in our 2008 Form 10-K. The policies related to the liquidation basis of accounting were the only policies presented herein. With the adoption of the liquidation basis of accounting, all anticipated improvements or deterioration in the portfolio are fully reflected in our financial statements as facts and assumptions change.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at March 31, 2009 and December 31, 2008.

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

C. Changes in Net Assets in Liquidation

During the three months ended March 31, 2009, the estimated net realizable value of our assets and liabilities decreased a net $0.1 million; while during the same period of 2008, the estimated net realizable value increased $0.2 million. The decrease during 2009 was primarily due to a slightly lower realization from certain customer claims and judgments than previously estimated, while the increase during 2008 was primarily attributed to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations, partially offset by a decline in the value of certain cash investments. Additionally, during the three months ended March 31, 2009 and 2008, we accrued $26.7 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.2 million and $2.2 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of March 31, 2009, our short-term investments are primarily comprised of lower risk money markets, including money markets backed by U.S. Treasuries and other government sponsored securities. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

Under the liquidation basis of accounting, we were also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs for the three months ended March 31, 2009:

	December 31, 2008	Net Adjustments and Payments	March 31, 2009
People costs (payroll and benefits)	$1,338	$(554)	$784
Leucadia management fees	4,000	(2,000)	2,000
Professional services and litigation costs	2,459	(564)	1,895
General corporate expenses	1,109	(223)	886

Total reserve for estimated costs during the liquidation period	$8,906	$(3,341)	$5,565

During the three months ended March 31, 2009, the reserve declined to $5.6 million due to the payment of expenses ($3.3 million). During the three months ended March 31, 2008, the reserve for estimated costs declined by $6.4 million due to the payment of expenses ($5.2 million) and a $1.2 million reduction due to certain actual expenses being lower than previously estimated.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until mid 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended March 31, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $26.6 million to a balance of $99.3 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $139.6 million, which is a $0.1 million increase over our 2008 year-end estimate.

D. Liquidating Portfolio

Our liquidating portfolio is recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the three months ended March 31, 2009:

Liquidating Portfolio at December 31, 2008	$505
Cash activity	(216)
Non-cash activity	(27)

Liquidating Portfolio at March 31, 2009	$262

Our liquidating portfolio declined to $0.3 million at March 31, 2009. Cash activity for 2009 primarily represented collections and proceeds received on judgments and claims against former customers, while the non-cash activity primarily represented a decrease in the estimated net realizable value of certain assets due to slightly lower than previously anticipated recovery of claims against former customers.

As of March 31, 2009, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (net realizable value of $0.3 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will outlast the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

E. Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	March 31, 2009	December 31, 2008
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,324,878)	(1,298,314)

Senior Notes	$99,288	$125,852

During the first quarter of 2009, we made no principal payments on the Senior Notes. Cumulative prepayments through March 31, 2009 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $139.6 million, which is a $0.1 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation upon maturity in November 2009.

While the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes. In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed below in Note G. “Litigation and Claims”, we are maintaining cash reserves to cover these potential and uncertain expenditures. As a result, we will not make future voluntary prepayments and we will not make the scheduled May 15, 2009 interest payment. The remaining unrestricted cash will be distributed in conjunction with the wind-up of our affairs and future dissolution, which is currently expected to occur by the end of August 2009, although there can be no assurance that we will be successful in meeting that schedule. Failure to make the May 15, 2009 interest payment is not an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default occurs.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of March 31, 2009. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the Delaware District Court’s ruling to the United Stated Court of Appeals for the Third Circuit, which has granted the equity committee a stay pending appeal. For a further discussion of the appeal and its status, see Note G. “Litigation and Claims.”

F. Income Taxes

Our federal net operating loss carryforwards of $1.7 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the three months ended March 31, 2009 and 2008. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

A hearing on the merits of the TLP Action was originally scheduled to be heard in September 2008, but was rescheduled for mid-January 2009 due to one of the members of the arbitration panel having a scheduling conflict. The mid-January 2009 hearing was postponed due to the death of one of the three arbitrators scheduled to hear the matter. The parties have agreed upon a new third arbitrator and a hearing on the merits of the TLP Action is expected to be heard in mid 2009.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of March 31, 2009. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

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

FINOVA has been required to pay fees and expenses incurred by the equity committee’s professionals up to an aggregate limit of $473,751. On January 10, 2008, the Bankruptcy Court ordered that the equity committee shall not submit any further motions or requests for fees and expenses unless they prevailed in the appeal of the Final Clarification Order.

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

On September 23, 2008, the equity committee filed a notice of appeal to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) with respect to those portions of the August Order that upheld the lifting of the requirement that FINOVA segregate funds into a restricted account. On October 10, 2008, the equity committee filed a motion with the Third Circuit requesting a stay in the distribution of funds held in the restricted account pending the equity committee’s appeal to the Third Circuit. On November 4, 2008, the Third Circuit granted the equity committee’s motion for a stay pending appeal. Based on a briefing and scheduling order issued by the Third Circuit, all briefs are to be completed by the end of May 2009 and we expect that a hearing, if the Third Circuit chooses to hear oral arguments, will not occur before late third quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and the Special Note Regarding Forward-Looking Statements included herein. Capitalized terms not defined herein are used as defined in the 2008 Form 10-K. The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including its principal operating subsidiary, FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”).

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

As of March 31, 2009, we had substantially completed the liquidation of our asset portfolio. Our attention is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of March 31, 2009, we have completed the withdrawal process for 44 states, while others are pending. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until mid 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

We continue to retain cash reserves to fund our expenses, including the costs associated with the wind-up of our affairs and matters related to the TLP Action, which will limit our ability to make future voluntary principal prepayments and interest payments. The Company will not make the scheduled May 15, 2009 interest payment.

Forever Insolvent. As of March 31, 2009, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $139.6 million, which is a $0.1 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

As discussed in Note G. “Litigation and Claims,” in June 2007, the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the Delaware District Court’s ruling to the United Stated Court of Appeals for the Third Circuit, and the Third Circuit has granted the equity committee’s motion for stay pending appeal.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. See Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our 2008 Form 10-K for more information on these risks and uncertainties. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at March 31, 2009 and December 31, 2008.

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

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Net Assets in Liquidation, beginning of year	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	(77)	218
Interest earned on investment of cash reserves and other operating activity	183	2,238
Change in estimated costs during the liquidation period	33	1,178
Interest accruing on the Senior Notes	(26,703)	(26,703)
Reduction in the estimated settlement of the Senior Notes	26,564	23,069

Net Change in Net Assets in Liquidation	$—	$—

Net Assets in Liquidation, end of period	$—	$—

Changes in Net Assets in Liquidation for the three months ended March 31, 2009 and 2008

During the three months ended March 31, 2009, the estimated net realizable value of our assets and liabilities decreased a net $0.1 million; while during the same period of 2008, the estimated net realizable value increased $0.2 million. The decrease during 2009 was primarily due to a slightly lower realization from certain customer claims and judgments than previously estimated, while the increase during 2008 was primarily attributed to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations, partially offset by a decline in the value of certain cash investments.

Additionally, during the three months ended March 31, 2009 and 2008, we accrued $26.7 million of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.2 million and $2.2 million, respectively. All cash received on the portfolio is applied against its estimated net realizable value, which took into consideration all expected interest and rental payments. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of March 31, 2009, our short-term investments are primarily comprised of lower risk money markets, including money markets backed by U.S. Treasuries and other government sponsored securities. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three months ended March 31, 2009, the reserve declined to $5.6 million due to the payment of expenses ($3.3 million). During the three months ended March 31, 2008, the reserve for estimated costs declined by $6.4 million due to the payment of expenses ($5.2 million) and a $1.2 million reduction due to certain actual expenses being lower than previously estimated.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until mid 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended March 31, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $26.6 million to a balance of $99.3 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $139.6 million, which is a $0.1 million increase over our 2008 year-end estimate.

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

The terms of the Indenture prohibit us from using available funds (after certain permitted uses) for any purpose other than to satisfy our obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, we are permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Due to our limited sources of liquidity, the estimation of cash reserves is critical to our overall liquidity. Cash reserve estimations are subject to known and unknown risks, uncertainties, and other factors that could materially impact the amounts determined. Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical. Our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of legal claims even though we anticipate settling or resolving the matters for considerably less.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at our option, which we have previously elected to make from time to time; however, due to the uncertainty of cash requirements associated with the wind-up of our affairs and matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we are maintaining cash reserves to cover these potential and uncertain expenditures. As a result, we will not make future voluntary prepayments and we will not make the scheduled May 15, 2009 interest payment. The remaining unrestricted cash will be distributed in conjunction with the wind-up of our affairs and future dissolution, which is currently expected to occur by the end of August 2009, although there can be no assurance that we will be successful in meeting that schedule. Failure to make the May 15, 2009 interest payment is not an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default occurs.

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

During the first quarter of 2009, we made no principal payments on the Senior Notes. Cumulative prepayments through March 31, 2009 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions

(principal and interest) of approximately $139.6 million, which is a $0.1 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation upon maturity in November 2009.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of March 31, 2009. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the Delaware District Court’s rulings to the United Stated Court of Appeals for the Third Circuit. For a further discussion of the appeal and its status, see Note G. “Litigation and Claims.”

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2008 Form 10-K. There has not been any material changes during the three months ended March 31, 2009, except for payment of our quarterly management fees ($2.0 million as of March 31, 2009) to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral.

The following table presents the activity in our liquidating portfolio for the three months ended March 31, 2009:

Liquidating Portfolio at December 31, 2008	$505
Cash activity	(216)
Non-cash activity	(27)

Liquidating Portfolio at March 31, 2009	$262

Our liquidating portfolio declined to $0.3 million at March 31, 2009. Cash activity for 2009 primarily represented collections and proceeds received on judgments and claims against former customers, while the non-cash activity primarily represented a decrease in the estimated net realizable value of certain assets due to slightly lower than previously anticipated recovery of claims against former customers.

As of March 31, 2009, the remaining portfolio value is primarily comprised of a number of judgments and claims against former customers (net realizable value of $0.3 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation in future filings. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect certain of these assets will outlast the Company. In connection with or prior to the final dissolution of our entities, we anticipate assigning or transferring the rights to collection of these assets to a trustee or receiver for the benefit of the Senior Note holders.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical. Our cash reserve methodology has been altered to retain our maximum potential cash requirements. Due to the uncertainty of cash requirements associated with the wind-up of our affairs and resolution of matters related to the TLP Action, discussed in Note G. “Litigation and Claims,” we anticipate maintaining cash reserves to cover these potential and uncertain expenditures, which will limit our ability to make future voluntary prepayments and interest payments. The Company will not make the scheduled May 15, 2009 interest payment.

Our liquidation process is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states have only taken a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdrawal process until all outstanding claims and litigation have been resolved or active assets liquidated. As of March 31, 2009, we have completed the withdrawal process for 44 states, while others are pending.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which has been postponed until mid 2009, and the motion regarding distributions to stockholders described below. Once the legal matters have been resolved, FINOVA believes it will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through August of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time. We are concerned about the continued delays in the legal process, particularly in regards to the motion regarding distributions to stockholders and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters on at least a quarterly basis and re-evaluate our reserve for estimated costs. Refer above to Note G. “Litigation and Claims” for the status of our outstanding legal matters.

At March 31, 2009, we had four employees. The four remaining employees are scheduled to remain through the completion of the liquidation process. The Company believes that our staffing levels are adequate to provide us with appropriate oversight of the smaller operation, while maintaining adequate resources to deal with outstanding legal matters and the future dissolution of our entities. We continue to operate as a public company during the liquidation under a Management Services Agreement with Leucadia that expires in 2011.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “estimate,” “expects,” “anticipates,” “believes,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements that involve known and unknown risks and uncertainties. The risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: whether we can assure Senior Note holders of the timing or amount of their liquidating distributions; whether potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets; the increasing difficulty in offsetting costs of collecting the remaining portfolio; our Board may abandon the Plan of Liquidation; whether we transfer any assets to a liquidating trust; whether new securities lawsuits will be filed against us; our ability to sell the remaining assets; current and future legal and administrative claims and proceedings against us that may result in increased costs and diversion of management’s attention; current and future obligations to creditors; our ability to meet obligations is impacted by cash reserve estimations; cash investments are subject to credit exposure and interest rate fluctuations; our ability to retain our employees; our ability to utilize tax attributes; and our ability to be exempt from the registration requirements of the Investment Company Act of 1940. For additional information, see Part I, Item 1A. Risk Factors in our 2008 Form 10-K.

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

Item 4T.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC. (Registrant)

Date: May 4, 2009	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.