Form 10-Q
period 2009-06-30
FINOVA GROUP INC
filed 2009-08-14
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 13, 2009, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

		Page No.

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Net Assets in Liquidation (liquidation basis) at June 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	2

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Special Note Regarding Forward-Looking Statements	19

Item 4T.	Controls and Procedures	19

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

Signatures		21

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$63,074	$65,914
Restricted cash—impermissible restricted payments	81,228	81,228
Liquidating portfolio	2,077	505
Other assets and deposits	649	759

Total Assets	$147,028	$148,406

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$67,566	$13,648
Reserve for estimated costs during the liquidation period	5,294	8,906

Total Liabilities (excluding Senior Notes)	72,860	22,554

Net Assets Available for Settlement of Senior Notes	74,168	125,852

Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	74,168	125,852

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Assets in Liquidation, beginning of period	$—	$—	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	5,423	28	5,346	246
Interest earned on investment of cash reserves and other operating activity	101	2,009	284	4,247
Change in estimated costs during the liquidation period	(3,429)	(2,968)	(3,396)	(1,790)
Interest accruing on the Senior Notes	(27,215)	(26,703)	(53,918)	(53,406)
Reduction in the estimated settlement of the Senior Notes	25,120	27,634	51,684	50,703

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, as previously disclosed, we will not make any future voluntary prepayments or the one remaining scheduled interest payment. Our remaining unrestricted cash is expected to be distributed in conjunction with the final wind-up of our affairs and the future dissolution of the Company, which is currently expected to occur by the end of November 2009, although there can be no assurance that we will be successful in meeting that schedule.

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

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which occurred the week of August 10, 2009, and the motion regarding distributions to stockholders, which has been scheduled for oral argument on October 2, 2009. Refer below to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Once the legal matters have been resolved, we believe we will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through November of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time.

We are concerned about the continued delays in the legal process, particularly in regards to the litigations referred to in Note G. “Litigation and Claims” below, and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters and re-evaluate our reserve for estimated costs.

If there is a further delay in the Thaxton Life Partners arbitration proceedings, it is possible that the matter may not be resolved prior to the maturity date of the Senior Notes, which is November 15, 2009. As previously disclosed, FINOVA does not have sufficient assets to fully repay the amounts due under the Senior Notes. We are not able to predict what course of action, if any, the noteholders will pursue in these circumstances.

If the Thaxton Life Partners arbitration results in a favorable ruling prior to the maturity date of the Senior Notes, we plan on moving forward with the final dissolution of the Company, whether or not the motion regarding distributions to stockholders has been resolved. Our intent is to complete the dissolution of the FINOVA entities under Delaware law and turn the restricted cash over to a liquidating trustee or other liquidation agent, pending resolution of the motion regarding distributions to FINOVA’s stockholders.

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

Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of June 30, 2009 and the changes in net assets presented herein have been included in our consolidated financial statements.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at June 30, 2009 and December 31, 2008.

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

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals: people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). Certain of these amounts can vary significantly due to, among other things, the timing of asset sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

C. Changes in Net Assets in Liquidation

During the six months ended June 30, 2009, the estimated net realizable value of our assets and liabilities increased a net $5.3 million; while during the same period of 2008, the estimated net realizable value increased $0.2 million. The increase during 2009 was primarily due to the full recovery of a claim plus interest against a former customer and a proposed settlement of another claim for slightly less than the full amount of the claim and interest. In August 2009, the proposed settlement was finalized and we collected $2.0 million. Neither of these claims had been previously included in the estimated net realizable value of our assets due to substantial doubt about their collection. The increase during 2008 was primarily attributed to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations, partially offset by a decline in the value of certain cash investments. Additionally, during the six months ended June 30, 2009 and 2008, we accrued $53.9 million and $53.4 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.3 million and $4.2 million, respectively. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of June 30, 2009, our short-term investments are primarily comprised of lower risk money markets, including money markets backed by U.S. Treasuries and other government sponsored securities. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

Under the liquidation basis of accounting, we were also required to establish and maintain a reserve for all future general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). The following is a summary of and changes to the reserve for estimated costs for the six months ended June 30, 2009:

	December 31, 2008	Net Adjustments and Payments	June 30, 2009
People costs (payroll and benefits)	$1,338	$(378)	$960
Leucadia management fees	4,000	(2,000)	2,000
Professional services and litigation costs	2,459	(369)	2,090
General corporate expenses	1,109	(865)	244

Total reserve for estimated costs during the liquidation period	$8,906	$(3,612)	$5,294

During the six months ended June 30, 2009, the reserve declined by $3.6 million due to the payment of expenses of $7.0 million, partially offset by a $3.4 million net increase in our estimate due to the extension of the estimated liquidation period through November of 2009.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which occurred the week of August 10, 2009, and the motion regarding distributions to stockholders, which has been scheduled for oral argument on October 2, 2009. Refer below to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Once the legal matters have been resolved, we believe we will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through November of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the six months ended June 30, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $51.7 million to a balance of $74.2 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $141.7 million, which is a $2.2 million increase over our 2008 year-end estimate.

D. Liquidating Portfolio

Our liquidating portfolio is recorded at its estimated net realizable value, which incorporates all future cash flows, including earnings expected to be collected.

The following table presents the activity in our liquidating portfolio for the six months ended June 30, 2009:

Liquidating Portfolio at December 31, 2008	$505
Cash activity	(3,812)
Non-cash activity	5,384

Liquidating Portfolio at June 30, 2009	$2,077

Our liquidating portfolio increased to $2.1 million at June 30, 2009. Cash activity for 2009 primarily represented collections and proceeds received on judgments and claims against former customers, while the non-cash activity primarily represented an increase in the estimated net realizable value of certain assets due to the full recovery of a claim plus interest against a former customer and a proposed settlement of another claim for slightly less than the full amount of the claim and interest. In August 2009, the proposed settlement was finalized and we collected $2.0 million. Neither of these claims had been previously included in the estimated net realizable value of our assets due to substantial doubt about their collection.

As of June 30, 2009, the remaining portfolio value is primarily comprised of a few judgments and claims against former customers (net realizable value of $2.1 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation if and when they occur. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect that substantially all of the assets with a reasonable likelihood of collection will be monetized prior to our final wind-up.

E. Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	June 30, 2009	December 31, 2008
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,349,998)	(1,298,314)

Senior Notes	$74,168	$125,852

During 2009, we made no principal payments and we did not make our scheduled May 15, 2009 interest payment on the Senior Notes. Cumulative prepayments through June 30, 2009 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $141.7 million, which is a $2.2 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation upon maturity in November 2009.

Failure to make the May 15, 2009 interest payment was not an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default occurs. The second consecutive interest payment is scheduled to coincide with the maturity date of the Senior Notes on November 15, 2009.

While the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes. In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, as previously disclosed, we will not make any future voluntary prepayments or the one remaining scheduled interest payment. Our remaining unrestricted cash is expected to be distributed in conjunction with the final wind-up of our affairs and the future dissolution of the Company, which is currently expected to occur by the end of November 2009, although there can be no assurance that we will be successful in meeting that schedule.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of June 30, 2009. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

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

F. Income Taxes

Our federal net operating loss carryforwards of $1.7 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the six months ended June 30, 2009 and 2008. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities.

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

If any legal proceedings were to result in a significant adverse judgment against us, it is possible that we would not be able to satisfy that liability due to our financial condition. As previously noted, due to our financial condition, we cannot satisfy all of our secured debt obligations at maturity.

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

A hearing on the merits of the TLP Action was originally scheduled to be heard in September 2008, but was rescheduled for mid-January 2009 due to one of the members of the arbitration panel having a scheduling conflict. The mid-January 2009 hearing was postponed due to the death of one of the three arbitrators scheduled to hear the matter. The parties have agreed upon a new third arbitrator.

The Arbitration Panel had proposed hearing dates in early June 2009, which timing was acceptable to FINOVA. Based upon that information and upon advice of our litigation counsel, we estimated our liquidation period to run through August 2009. However, plaintiffs objected to the June hearing dates, and on May 5, 2009, the Arbitration Panel agreed to consider an alternative schedule. Ultimately, the current schedule was agreed to by the parties and a hearing scheduling order was issued.

On May 12, 2009, the American Arbitration Association Panel (the “Arbitration Panel”) issued a hearing scheduling order in the TLP Action establishing a briefing schedule, requiring that all written submissions be submitted by August 5, 2009, and providing for the hearing on the merits to be held on August 10, 2009, continuing for consecutive days through August 13, 2009, if necessary.

The evidentiary portion of the hearing concluded on August 11, 2009. The Arbitration Panel requested the parties submit post-trial briefs by August 21, 2009. The Arbitration Panel has 30 days from the submission of the post-trial briefs to render a decision.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of June 30, 2009. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

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

All briefs regarding the appeal have been submitted to the Third Circuit and oral argument on the appeal has been scheduled for October 2, 2009. It is possible that the Third Circuit will rule on this matter prior to year-end; however, there can be no assurance as to the actual timing of the Third Circuit’s ruling. If the ruling is in the Company’s favor, the equity committee could seek to appeal this ruling to the United States Supreme Court, although such appeals are rarely granted.

H. Subsequent Events

Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.

We completed an evaluation of all subsequent events through August 13, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

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

As of June 30, 2009, we had substantially completed the liquidation of our asset portfolio. Our attention is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. As of June 30, 2009, we have completed the withdrawal process for 45 states, while others are pending. The timing and amount of distributions to Senior Note holders will primarily depend on the resolution of legal matters, the extent to which reserves for current or future liabilities are required, the length of time required to settle all our matters and, to a lesser extent, the timing and amounts we receive for our remaining assets.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which occurred the week of August 10, 2009, and the motion regarding distributions to stockholders, which has been scheduled for oral argument on October 2, 2009. Refer above to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Once the legal matters have been resolved, we believe we will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through November of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time.

We are concerned about the continued delays in the legal process, particularly in regards to the litigations referred to in Note G. “Litigation and Claims”, and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters and re-evaluate our reserve for estimated costs.

If there is a further delay in the Thaxton Life Partners arbitration proceedings, it is possible that the matter may not be resolved prior to the maturity date of the Senior Notes, which is November 15, 2009. As previously disclosed, FINOVA does not have sufficient assets to fully repay the amounts due under the Senior Notes. We are not able to predict what course of action, if any, the noteholders will pursue in these circumstances.

If the Thaxton Life Partners arbitration results in a favorable ruling prior to the maturity date of the Senior Notes, we plan on moving forward with the final dissolution of the Company, whether or not the motion regarding distributions to stockholders has been resolved. Our intent is to complete the dissolution of the FINOVA entities under Delaware law and turn the restricted cash over to a liquidating trustee or other liquidation agent, pending resolution of the motion regarding distributions to FINOVA’s stockholders.

Forever Insolvent. As of June 30, 2009, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. As previously disclosed, we will not make any future voluntary prepayments or the one remaining scheduled interest payment. Our remaining unrestricted cash is expected to be distributed in conjunction with the final wind-up of our affairs and the future dissolution of the Company, which is expected to occur by the end of November 2009, although there can be no assurance that we will be successful in meeting that schedule. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $141.7 million, which is a $2.2 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. We clearly do not have sufficient assets to fully repay the Senior Note obligation. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

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

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at June 30, 2009 and December 31, 2008.

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

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation. The reserve for estimated costs includes four primary areas of accruals: people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). Certain of these amounts can vary significantly due to, among other things, the timing of asset sales, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Assets in Liquidation, beginning of period	$—	$—	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	5,423	28	5,346	246
Interest earned on investment of cash reserves and other operating activity	101	2,009	284	4,247
Change in estimated costs during the liquidation period	(3,429)	(2,968)	(3,396)	(1,790)
Interest accruing on the Senior Notes	(27,215)	(26,703)	(53,918)	(53,406)
Reduction in the estimated settlement of the Senior Notes	25,120	27,634	51,684	50,703

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

Changes in Net Assets in Liquidation for the three months ended June 30, 2009 and 2008

During the three months ended June 30, 2009, the estimated net realizable value of our assets and liabilities increased a net $5.4 million; while during the same period of 2008, the estimated net realizable value was virtually unchanged. The increase during 2009 was primarily due to the full recovery of a claim plus interest against a former customer and a proposed settlement of another claim for slightly less than the full amount of the claim and interest. In August 2009, the proposed settlement was finalized and we collected $2.0 million. Neither of these claims had been previously included in the estimated net realizable value of our assets due to substantial doubt about their collection.

Additionally, during the three months ended June 30, 2009 and 2008, we accrued $27.2 million and $26.7 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.1 million and $2.0 million, respectively. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration all future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of June 30, 2009, our short-term investments are primarily comprised of lower risk money markets, including money markets backed by U.S. Treasuries and other government sponsored securities. The aggregate yield we are currently receiving on our cash investments is not sufficient to fully offset the costs of the liquidation process.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the three months ended June 30, 2009, the reserve declined by $0.3 million primarily due to the payment of expenses ($3.7 million), partially offset by a $3.4 million net increase in our estimate due to the extension of the estimated liquidation period through November of 2009. During the three months ended June 30, 2008, the reserve for estimated costs declined by $0.8 million due to the payment of expenses ($3.8 million), partially offset by a $3.0 million net increase in our estimate due to the extension of the estimate liquidation period.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which occurred the week of August 10, 2009, and the motion regarding distributions to stockholders, which has been scheduled for oral argument on October 2, 2009. Refer above to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Once the legal matters have been resolved, we believe we will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through November of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended June 30, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $25.1 million to a balance of $74.2 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $141.7 million, which is a $2.2 million increase over our 2008 year-end estimate.

Changes in Net Assets in Liquidation for the six months ended June 30, 2009 and 2008

During the six months ended June 30, 2009, the estimated net realizable value of our assets and liabilities increased a net $5.3 million; while during the same period of 2008, the estimated net realizable value increased $0.2 million. The increase during 2009 was primarily due to the full recovery of a claim plus interest against a former customer and a proposed settlement of another claim for slightly less than the full amount of the claim and interest, which was subsequently received in August. In August 2009, the proposed settlement was finalized and we collected $2.0 million. Neither of these claims had been previously included in the estimated net realizable value of our assets due to substantial doubt about their collection. The increase during 2008 was primarily attributed to higher than previously anticipated recoveries of cash amounts posted to secure potential obligations, partially offset by a decline in the value of certain cash investments.

Additionally, during the six months ended June 30, 2009 and 2008, we accrued $53.9 million and $53.4 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.3 million and $4.2 million, respectively. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all future expenditures for operating expenses are charged directly against the reserve. During the six months ended June 30, 2009, the reserve declined by $3.6 million due to the payment of expenses of $7.0 million, partially offset by a $3.4 million net increase in our estimate due to the extension of the estimated liquidation period through November of 2009. During the six months ended June 30, 2008, the reserve for estimated costs declined by $7.3 million due to the payment of expenses ($9.1 million) and a reduction in our estimate as a result of certain actual and future expenses being lower than previously estimated, partially offset by an increase in our estimate due to the extension of the estimated liquidation period.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the six months ended June 30, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $51.7 million to a balance of $74.2 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $141.7 million, which is a $2.2 million increase over our 2008 year-end estimate.

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

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, as previously disclosed, we will not make any future voluntary prepayments or the one remaining scheduled interest payment. Our remaining unrestricted cash is expected to be distributed in conjunction with the final wind-up of our affairs and the future dissolution of the Company, which is currently expected to occur by the end of November 2009, although there can be no assurance that we will be successful in meeting that schedule.

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

During the six months ended June 30, 2009, we made no principal payments and we did not make our scheduled May 15, 2009 interest payment on the Senior Notes. Cumulative prepayments through June 30, 2009 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $141.7 million, which is a $2.2 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets. We clearly do not have sufficient assets to fully repay the Senior Note obligation upon maturity in November 2009.

Failure to make the May 15, 2009 interest payment was not an event of default under the Indenture, which requires the Company to fail to pay two consecutive interest payments before an event of default occurs. The second consecutive interest payment is scheduled to coincide with the maturity date of the Senior Notes on November 15, 2009.

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

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of June 30, 2009. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2008 Form 10-K. There has not been any material changes during the six months ended June 30, 2009, except for payment of our quarterly management fees ($4.0 million through June 30, 2009) to Leucadia. The reserve for estimated costs includes an additional $2.0 million, which is scheduled to be paid during the currently estimated liquidation period.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral.

The following table presents the activity in our liquidating portfolio for the six months ended June 30, 2009:

Liquidating Portfolio at December 31, 2008	$505
Cash activity	(3,812)
Non-cash activity	5,384

Liquidating Portfolio at June 30, 2009	$2,077

Our liquidating portfolio increased to $2.1 million at June 30, 2009. Cash activity for 2009 primarily represented collections and proceeds received on judgments and claims against former customers, while the non-cash activity primarily represented an increase in the estimated net realizable value of certain assets due to the full recovery of a claim plus interest against a former customer and a proposed settlement of another claim for slightly less than the full amount of the claim and interest. In August 2009, the proposed settlement was finalized and we collected $2.0 million. Neither of these claims had been previously included in the estimated net realizable value of our assets due to substantial doubt about their collection.

As of June 30, 2009, the remaining portfolio value is primarily comprised of a few judgments and claims against former customers (net realizable value of $2.1 million) and a few non-marketable private equity and other securities. In the majority of these instances, we did not attribute any net realizable value to these assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. Most of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not interested in making an offer. We continue to monitor these accounts for changes in facts and circumstances that would allow us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some net realizable value will be attributed to these assets in the future. An increase in the estimated net realizable value of these assets, if any, will be reflected as a change in net assets in liquidation if and when they occur. Additionally, we continue to occasionally receive proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and are reflected as a change in net assets in liquidation as they are received. We expect that substantially all of the assets with a reasonable likelihood of collection will be monetized prior to our final wind-up.

Liquidation Process

Due to the substantial liquidation of our portfolio, our incoming cash flows have significantly diminished and the estimation of cash reserves has become increasingly more critical. Our cash reserve methodology has been altered to retain our maximum potential cash requirements. As a result, we are reserving cash for the full amount of legal claims even though we anticipate settling or resolving the matters for considerably less. As previously disclosed, we will not make any future voluntary prepayments or the one remaining scheduled interest payment. Our remaining unrestricted cash is expected to be distributed in conjunction with the final wind-up of our affairs and the future dissolution of the Company, which is currently expected to occur by the end of November 2009, although there can be no assurance that we will be successful in meeting that schedule.

Our liquidation process is now focused on the wind down of our operations, resolution of legal matters and the future dissolution of our entities. We are in the process of withdrawing our authority to conduct business in the states that we no longer have active assets or legal requirements that necessitate our continued authorization to conduct business. The estimated time required to withdraw our licenses will vary by state. Many states have only taken a month or two to complete, while certain states have a more prolonged process that may take a number of months. Additionally, there are a handful of states such as Arizona and Delaware, among others, where we do not anticipate commencing the withdrawal process until all outstanding claims and litigation have been resolved or active assets liquidated. As of June 30, 2009, we have completed the withdrawal process for 45 states, while others are pending.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters continue to take longer than anticipated to resolve, including the Thaxton Life Partners arbitration hearing, which occurred the week of August 10, 2009, and the motion regarding distributions to stockholders, which has been scheduled for oral argument on October 2, 2009. Refer above to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Once the legal matters have been resolved, we believe we will still need a short period of time to complete the final wind-up of our affairs. As a result, the reserve for estimated costs reflected in our Statement of Net Assets in Liquidation currently assumes a liquidation period through November of 2009. There can be no assurance we will complete our liquidation in this time period, and the resolution of the various legal matters may extend for a longer period of time.

We are concerned about the continued delays in the legal process, particularly in regards to the litigations referred to in Note G. “Litigation and Claims”, and how such delays continue to deplete assets available to settle our liabilities. We have evaluated and continue to consider alternatives to complete the wind-up process, including transferring to a liquidating trust any assets not sold or distributed (subject to outstanding liabilities), depending on the progress of the outstanding legal matters. We will continue to evaluate our progress in resolving the outstanding legal matters and re-evaluate our reserve for estimated costs.

If there is a further delay in the Thaxton Life Partners arbitration proceedings, it is possible that the matter may not be resolved prior to the maturity date of the Senior Notes, which is November 15, 2009. As previously disclosed, FINOVA does not have sufficient assets to fully repay the amounts due under the Senior Notes. We are not able to predict what course of action, if any, the noteholders will pursue in these circumstances.

If the Thaxton Life Partners arbitration results in a favorable ruling prior to the maturity date of the Senior Notes, we plan on moving forward with the final dissolution of the Company, whether or not the motion regarding distributions to stockholders has been resolved. Our intent is to complete the dissolution of the FINOVA entities under Delaware law and turn the restricted cash over to a liquidating trustee or other liquidation agent, pending resolution of the motion regarding distributions to FINOVA’s stockholders.

At June 30, 2009, we had four employees. The four remaining employees are scheduled to remain through the completion of the liquidation process. We believe that our staffing levels are adequate to provide us with appropriate oversight of the smaller operation, while maintaining adequate resources to deal with outstanding legal matters and the future dissolution of our entities. We continue to operate as a public company during the liquidation under a Management Services Agreement with Leucadia that expires in 2011.

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

Item 4T.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC. (Registrant)

Date: August 13, 2009	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.