Form 10-Q
period 2009-09-30
FINOVA GROUP INC
filed 2009-11-18
CIK 883701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, approximately 122,041,000 shares of Common Stock ($0.01 par value) were outstanding.

THE FINOVA GROUP INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$61,601	$65,914
Restricted cash—impermissible restricted payments	81,228	81,228
Liquidating portfolio	40	505
Other assets and deposits	804	759

Total Assets	$143,673	$148,406

LIABILITIES (excluding Senior Notes)
Interest payable on the Senior Notes	$95,271	$13,648
Reserve for estimated costs during the liquidation period	2,807	8,906

Total Liabilities (excluding Senior Notes)	$98,078	$22,554

Net Assets Available for Settlement of Senior Notes	45,595	125,852

Senior Notes with outstanding principal of $1.4 billion at estimated settlement amount	45,595	125,852

Net Assets in Liquidation	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Assets in Liquidation, beginning of period	$—	$—	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	$180	$(389)	$5,526	$(143)
Interest earned on investment of cash reserves and other operating activity	45	1,098	329	5,345
Change in estimated costs during the liquidation period	(1,094)	(3,233)	(4,490)	(5,023)
Interest accruing on the Senior Notes	(27,704)	(26,703)	(81,622)	(80,109)
Reduction in the estimated settlement of the Senior Notes	28,573	29,227	80,257	79,930

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

See notes to interim condensed consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities had been limited to maximizing the value of our portfolio through the orderly collection of our assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral.

In December 2006, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) authorized our Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”). The authorization granted by the Bankruptcy Court empowered us to liquidate all of our remaining assets and file a certificate of dissolution at such time as our Board of Directors (the “Board”) determines to be appropriate, without the need to obtain stockholder approval.

On November 16, 2009, our Board authorized the filing of a Certificate of Dissolution of the Company (the “Certificate of Dissolution”) with the Secretary of State of the State of Delaware. Accordingly, the Certificate of Dissolution was filed and became effective on the Record Date, November 17, 2009. A copy of our Certificate of Dissolution is filed as Exhibit 99.1 to this Report.

At the close of business on the Record Date, we closed our stock transfer books and ceased recording transfers of shares of our common stock. From and after that time, FINOVA’s common stock and stock certificates evidencing the shares of common stock are no longer transferable on our books.

From and after the Record Date and subject to applicable law, our common stock is no longer treated as outstanding and each holder of our common stock has ceased to have any rights in respect thereof and will not be receiving any liquidating distribution, except as set forth below. We have substantially completed the liquidation of our assets and paid all of our remaining unrestricted cash ($57.8 million), less certain reserves ($2.0 million), to the Collateral Trustee for our 7.5% Senior Secured Notes (the “Collateral Trustee”), which matured on November 15, 2009 (the “Senior Notes”). On the business day after the receipt of our remaining unrestricted cash, the Collateral Trustee will disburse $56.95 million to the Indenture Trustee for the Senior Notes (the “Indenture Trustee”) and withhold $0.85 million of the funds as a contingency amount (the “Contingency Amount”) to cover their potential future expenses. Any of the Contingency Amount not utilized by the Collateral Trustee to pay expenses will ultimately be disbursed to the Indenture Trustee for the benefit of the Senior Note holders. As of the date of this report and after giving effect to the payment noted above, the Senior Notes have a total outstanding principal and unpaid interest balance of approximately $1.5 billion.

Holders of our common stock may have certain rights to receive distributions related to principal payments on the Senior Notes, depending upon the results of the litigation regarding distributions to stockholders discussed in Note G. “Litigation and Claims” below. Approximately $81.2 million of restricted funds are being held with respect to such litigation. On October 21, 2009, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) entered a judgment and issued an opinion denying the equity committee’s appeal, affirming the rulings of the Bankruptcy Court and the United States District Court for the District of Delaware (the “Delaware District Court”) that the stockholders of the Company were not entitled to distributions under the Indenture governing the Senior Notes (the “Indenture”). The equity committee may seek to have the appeal considered by the United States Supreme Court (the “Supreme Court”) by filing a petition for writ of certiorari by January 19, 2010, or later in certain circumstances.

In connection with the Company’s dissolution, the Company transferred the approximately $81.2 million of restricted cash to Wilmington Trust Company, in its capacity as Collateral Trustee, pending resolution of the litigation regarding distributions to FINOVA’s stockholders. If it is finally determined that the stockholders are not entitled to such funds, the Collateral Trustee will transfer the $81.2 million to The Bank of New York, in its capacity as Indenture Trustee for distribution to the holders of the Senior Notes. A press release will be issued on behalf of the Company announcing the results when the above referenced litigation is ultimately resolved.

The Company does not intend to file any further periodic reports with the SEC under the Securities Exchange Act of 1934.

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

Interim Reporting

The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly our net assets in liquidation as of September 30, 2009 and the changes in net assets presented herein have been included in our consolidated financial statements.

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

Liquidation Basis of Accounting

As a result of the approval of our Plan of Liquidation by the Bankruptcy Court, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates have been periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal the estimate presented in the accompanying Statements of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at September 30, 2009 and December 31, 2008.

Liquidating Portfolio. The remaining liquidating portfolio is primarily comprised of judgments and claims against former customers and non-marketable private equity and other securities. All assets were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Cash flow estimates for these assets are based on current information obtained from trustees and others, collection efforts, customer collateral and the financial condition of these former customers. Substantially all of the assets with a reasonable likelihood of collection have been monetized as of September 30, 2009 and prior to our final wind-up, we anticipate finalizing a sale of the remnant assets for the net realizable value reflected in the financial statements.

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation in our financial statements. The reserve for estimated costs includes four primary areas of accruals: people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). Certain of these amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution.

New Accounting Standard. In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this topic on September 30, 2009 and it had no effect on the Company’s consolidated financial statements.

C. Changes in Net Assets in Liquidation

During the nine months ended September 30, 2009, the estimated net realizable value of our assets and liabilities increased a net $5.5 million; while during the same period of 2008, the estimated net realizable value decreased $0.1 million. The increase during 2009 was primarily due to the full recovery of a claim plus interest against a former customer and the settlement of another claim for slightly less than the full amount of the claim and interest. Neither of these claims had been included in the estimated net realizable value of our assets prior to 2009 due to substantial doubt about their collection. The decrease during 2008 was primarily due to a decline in the value of certain cash investments. Additionally, during the nine months ended September 30, 2009 and 2008, we accrued $81.6 million and $80.1 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.3 million and $5.3 million, respectively. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of September 30, 2009, our short-term investments are primarily comprised of lower risk money markets, including money markets backed by U.S. Treasuries and other government sponsored securities.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all expenditures for operating expenses are charged directly against the reserve. During the nine months ended September 30, 2009, the reserve declined by $6.1 million due to the payment of expenses of $10.6 million, partially offset by a $4.5 million net increase in our estimate due to the extension of the estimated liquidation period through November of 2009 and higher than previously anticipated final wind-up and litigation costs. In conjunction with our dissolution and transfer of the remaining unrestricted cash to the Indenture Trustee, the Company negotiated and funded fees for legal and other professionals to resolve the remaining outstanding matters of the Company, in particular the motion regarding distributions to shareholders and the wind-up of our affairs. The reserve for estimated costs assumes no further management fees will be paid to Leucadia.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters, in particular the motion regarding distributions to stockholders, continue to take longer than anticipated to resolve. Refer below to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the nine months ended September 30, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $80.3 million to a balance of $45.6 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $140.9 million (including the distribution of the $81.2 million of restricted funds upon final resolution of the litigation with respect to the distribution to stockholders referred to above), which is a $1.4 million increase over our 2008 year-end estimate. Our estimate of the liquidation distribution to the Senior Note holders is subject to the final expenditures of the Collateral Trustee and Indenture Trustee while fulfilling their responsibilities and are beyond the control of the Company. As a result, the possibility exists for the final liquidation distribution to be lower than the Company’s estimate.

D. Liquidating Portfolio and Other Assets and Deposits

Our liquidating portfolio decreased to $40 thousand at September 30, 2009. During 2009, we received cash collections and proceeds on judgments and claims against former customers totaling $5.9 million. The cash collections primarily included the full recovery of a claim plus interest against a former customer and the settlement of another claim for slightly less than the full amount of the claim and interest. Neither of these claims had been included in the estimated net realizable value of our assets prior to 2009 due to substantial doubt about their collection.

As of September 30, 2009, the remaining portfolio is primarily comprised of a few judgments and claims against former customers and a few non-marketable private equity and other securities, all of which we have been unsuccessful in attempts to realize value. In most instances, we have not been able to attribute any net realizable value to these individual assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. All of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not previously interested in making an offer. We have continued to monitor these accounts for changes in facts and circumstances that would have allowed us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some value may be realized from assets in the future. Additionally, we have from time to time received proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and were reflected as a change in net assets in liquidation as they were received. Substantially all of the assets with a reasonable likelihood of collection have been monetized as of September 30, 2009 and prior to our final wind-up, we anticipate finalizing a sale of the remnant assets for the net realizable value reflected in the financial statements.

In addition to the liquidating portfolio, we have other assets and deposits totaling $0.8 million, which are comprised of cash collateral ($78 thousand) given as a deposit on bonds (the last of which expire in 2014) and excess funds ($0.7 million) from the liquidation of a former foreign subsidiary, which were being held by the liquidating trustee for that subsidiary. The excess funds related to the liquidated foreign subsidiary were subsequently released to FINOVA in November of 2009. FINOVA is currently offering the right to receive the cash collateral upon expiration to third parties in a sale. If a sale cannot be finalized prior to our final windup, we intend to notify the bonding company to remit any remaining funds to the Collateral Trustee upon reaching the expiration date for claims that can be made against the bonds and our collateral.

E. Debt

A summary of our total debt outstanding on a liquidation basis was as follows:

	September 30, 2009	December 31, 2008
Senior Notes:
Principal	$1,424,166	$1,424,166
Principal of Senior Notes estimated to not be settled or repaid	(1,378,571)	(1,298,314)

Senior Notes	$45,595	$125,852

During the nine months ended September 30, 2009, we made no principal payments and we did not make our scheduled May 15, 2009 interest payment on the Senior Notes. Failure to make the May 15, 2009 interest payment was not an event of default under the Indenture as of September 30, 2009. Additionally, the Company did not make its scheduled November 15, 2009 interest payment, which coincided with the maturity date of the Senior Notes and upon maturity all outstanding principal and interest became due. Cumulative prepayments through September 30, 2009 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $140.9 million (including the distribution of the $81.2 million of restricted funds upon final resolution of the litigation with respect to the distribution to stockholders referred to above), which is a $1.4 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. Our estimate of the liquidation distribution to the Senior Note holders is subject to the final expenditures of the Collateral Trustee and Indenture Trustee while fulfilling their responsibilities and are beyond the control of the Company. As a result, the possibility exists for the final liquidation distribution to be lower than the Company’s estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets and the costs of the Collateral Trustee and Indenture Trustee. We clearly do not have sufficient assets to fully repay the Senior Notes.

While the Senior Notes have a first priority security interest in substantially all of our remaining assets, the Indenture requires us to first use any cash and cash equivalents to pay or fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes. In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. On November 17, 2009, we paid all of our remaining unrestricted cash ($57.8 million), less certain reserves ($2.0 million), to the Collateral Trustee for payment in respect of the Senior Notes. On the business day after the receipt of our remaining unrestricted cash, the Collateral Trustee will disburse $56.95 million to the Indenture Trustee for the Senior Notes and withhold $0.85 million of the funds as a Contingency Amount to cover their potential future expenses. Any of the Contingency Amount not utilized by the Collateral Trustee to pay expenses will ultimately be disbursed to the Indenture Trustee for the benefit of the Senior Note holders.

The timing and amount of further distributions to Senior Note holders will primarily depend on the resolution of legal matters. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeals of the Bankruptcy Court’s and Delaware District Court’s orders.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture may be used to make prepayments of principal on the Senior Notes and five percent (5%) is identified for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Holders of our common stock may have certain rights to receive distributions related to the principal payments on the Senior Notes, depending upon the results of the litigation regarding distributions to stockholders discussed in Note G. “Litigation and Claims” below.

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of September 30, 2009. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the Delaware District Court’s ruling to the Third Circuit, which granted the equity committee a stay pending appeal. On October 21, 2009, the Third Circuit entered a judgment and issued an opinion denying the equity committee’s appeal, affirming the rulings of the Bankruptcy Court and the Delaware District Court that the stockholders of the Company were not entitled to distributions under the Indenture. The equity committee may seek to have the appeal considered by the Supreme Court by filing a petition for writ of certiorari by January 19, 2010, or later in certain circumstances. Refer below to Note G. “Litigation and Claims” for a further discussion of the motion regarding distributions to stockholders.

In connection with the Company’s dissolution, the Company transferred the approximately $81.2 million of restricted cash to Wilmington Trust Company, in its capacity as Collateral Trustee, pending resolution of the litigation regarding distributions to FINOVA’s stockholders. If it is finally determined that the stockholders are not entitled to such funds, the Collateral Trustee will transfer the $81.2 million to The Bank of New York, in its capacity as Indenture Trustee for distribution to the holders of the Senior Notes. A press release will be issued on behalf of the Company announcing the results when the above referenced litigation is ultimately resolved.

F. Income Taxes

Our federal net operating loss carryforwards of $1.7 billion have remained relatively unchanged since year end. No income tax expense or benefit was recorded during the nine months ended September 30, 2009 and 2008. Any income or loss has been entirely offset by a decrease or increase in valuation allowances against deferred tax assets, which were previously established due to concerns regarding our ability to utilize income tax benefits generated from losses in prior periods. We do not expect to be able to utilize all the deferred tax assets due to uncertainty about the amount of future earnings, a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which we file tax returns and uncertainty regarding the timing of the reversal of deferred tax liabilities. In conjunction with the Company’s dissolution and future filing of final tax returns, the NOLs will be extinguished.

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

Thaxton Life Partners Litigation

As previously disclosed, on September 29, 2006, a group of noteholders of Thaxton Life Partners, Inc. (“TLP”) filed suit against the Company and FINOVA Capital (the “TLP Action”). The TLP Action purported to be a class action filed on behalf of approximately 150 TLP note holders with claims related to approximately $20 million in TLP notes. The TLP Action alleged that, in connection with TLP’s sale of its notes, the Company, FINOVA Capital, and several other defendants participated in a civil conspiracy, violated the South Carolina Unfair Trade Practices Act, violated the civil RICO statute, and were unjustly enriched. In its various counts, the TLP Action sought actual, treble, and/or punitive damages.

As previously disclosed, a hearing was held in August 2009 before a panel of the American Arbitration Association. On September 18, 2009, the panel issued a unanimous Final Award, determining that neither the evidence nor the law supported an award against the Company, concluding that the plaintiffs in the TLP action were not entitled to obtain any recovery against the Company.

Motion Regarding Distributions to Stockholders

As discussed more fully in Note E. “Debt”, the Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits distribution of those amounts due to our financial condition. Those amounts have been held in a restricted account, and totaled $81.2 million as of September 30, 2009. Because we will not be able to repay the Senior Notes in full, on April 1, 2005, we filed a motion in the Bankruptcy Court seeking an order (1) to cease directing funds into the restricted account and (2) to allow us to use those funds for general corporate purposes.

On June 26, 2007, the Bankruptcy Court issued a final order (the “Final Clarification Order”) finding, among other things, that FINOVA is presently and will be forever insolvent, and lifted the requirement that FINOVA segregate the funds into a restricted account enabling FINOVA to use these funds for general corporate purposes. The equity committee subsequently filed an appeal (on July 6, 2007) of the Final Clarification Order to the Delaware District Court.

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

On September 23, 2008, the equity committee filed a notice of appeal to the Third Circuit with respect to those portions of the August Order that upheld the lifting of the requirement that FINOVA segregate funds into a restricted account. On October 10, 2008, the equity committee filed a motion with the Third Circuit requesting a stay in the distribution of funds held in the restricted account pending the equity committee’s appeal to the Third Circuit. On November 4, 2008, the Third Circuit granted the equity committee’s motion for a stay pending appeal.

On October 21, 2009, the Third Circuit entered a judgment and issued an opinion denying the equity committee’s appeal, affirming the rulings of the Bankruptcy Court and the Delaware District Court that the stockholders of the Company were not entitled to distributions under the Indenture. The equity committee may seek to have the appeal considered by the Supreme Court by filing a petition for writ of certiorari by January 19, 2010, or later in certain circumstances.

In connection with the Company’s dissolution, the Company transferred the approximately $81.2 million of restricted cash to Wilmington Trust Company, in its capacity as Collateral Trustee, pending resolution of the aforementioned litigation. If it is finally determined that the stockholders are not entitled to such funds, the Collateral Trustee will transfer the $81.2 million to The Bank of New York, in its capacity as Indenture Trustee for distribution to the holders of the Senior Notes. A press release will be issued on behalf of the Company announcing the results when the above referenced litigation is ultimately resolved.

H. Subsequent Events

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, (“SFAS No. 165”), included in the Codification as ASC 855 Subsequent Events. This topic is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.

We completed an evaluation of all subsequent events through November 18, 2009, which is the issuance date of these consolidated financial statements. The Company has properly disclosed in the financial statements and its footnotes all matters that required recognition or disclosure through the issuance date of the financial statements.

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

OVERVIEW

Plan of Liquidation. In December 2006, the Bankruptcy Court authorized our Plan of Liquidation. The authorization granted by the Bankruptcy Court empowered us to liquidate all of our remaining assets and file a certificate of dissolution at such time as our Board determines to be appropriate, without the need to obtain stockholder approval.

On November 16, 2009, our Board authorized the filing of a Certificate of Dissolution with the Secretary of State of the State of Delaware. Accordingly, the Certificate of Dissolution was filed and became effective on the Record Date, November 17, 2009. A copy of our Certificate of Dissolution is filed as Exhibit 99.1 to this Report.

At the close of business on the Record Date, we closed our stock transfer books and ceased recording transfers of shares of our common stock. From and after that time, FINOVA’s common stock and stock certificates evidencing the shares of common stock are no longer transferable on our books.

From and after the Record Date and subject to applicable law, our common stock is no longer treated as outstanding and each holder of our common stock has ceased to have any rights in respect thereof and will not be receiving any liquidating distribution, except as set forth below. We have substantially completed the liquidation of our assets and paid all of our remaining unrestricted cash ($57.8 million), less certain reserves ($2.0 million), to the Collateral Trustee for payment in respect of the Senior Notes, which matured on November 15, 2009. On the business day after receipt of our remaining unrestricted cash, the Collateral Trustee will disburse $56.95 million to the Indenture Trustee for the Senior Notes and withhold $0.85 million of the funds as a Contingency Amount to cover their potential future expenses. Any of the Contingency Amount not utilized by the Collateral Trustee to pay expenses will ultimately be disbursed to the Indenture Trustee for the benefit of the Senior Note holders. As of the date of this report and after giving effect to the payment noted above, the Senior Notes have a total outstanding principal and unpaid interest balance of approximately $1.5 billion.

The Company does not intend to file any further periodic reports with the SEC under the Securities Exchange Act of 1934.

Forever Insolvent. As of September 30, 2009, we have repaid $1.54 billion or approximately 52% of the principal on the Senior Notes. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $140.9 million (including the distribution of the $81.2 million of restricted funds upon final resolution of the litigation with respect to the distribution to stockholders referred to above), which is a $1.4 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. Our estimate of the liquidation distribution to the Senior Note holders is subject to the final expenditures of the Collateral Trustee and Indenture Trustee while fulfilling their responsibilities and are beyond the control of the Company. As a result, the possibility exists for the final liquidation distribution to be lower than the Company’s estimate. We clearly do not have sufficient assets to fully repay the Senior Notes. On June 26, 2007, the Bankruptcy Court issued a final order finding, among other things, that FINOVA is presently and will be forever insolvent.

No Stockholder Payments Anticipated. While the Indenture contemplated we would make payments to our stockholders as the Senior Notes were repaid, we have not made those payments. Distributions to stockholders are prohibited due to our financial condition. Based on our liquidation basis financial statements, we will not be able to repay approximately $1.4 billion of the Senior Notes. As a result, stockholders should not expect any payments or return on their common stock.

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

Holders of our common stock may have certain rights to receive distributions related to principal payments on the Senior Notes, depending upon the results of the litigation regarding distributions to stockholders. As discussed in Note G. “Litigation and Claims,” on October 21, 2009, the Third Circuit entered a judgment and issued an opinion denying the equity committee’s appeal, affirming the rulings of the Bankruptcy Court and the Delaware District Court that the stockholders of the Company were not entitled to distributions under the Indenture. The equity committee may seek to have the appeal considered by the Supreme Court by filing a petition for writ of certiorari by January 19, 2010, or later in certain circumstances.

In connection with the Company’s dissolution, the Company transferred the approximately $81.2 million of restricted cash to Wilmington Trust Company, in its capacity as Collateral Trustee, pending resolution of the litigation regarding distributions to FINOVA’s stockholders. If it is finally determined that the stockholders are not entitled to such funds, the Collateral Trustee will transfer the $81.2 million to The Bank of New York, in its capacity as Indenture Trustee for distribution to the holders of the Senior Notes. A press release will be issued on behalf of the Company announcing the results when the above referenced litigation is ultimately resolved.

No Restructuring Plan Contemplated. On numerous occasions, we had been asked whether there was some plan to restructure the Company so as to be able to realize value from our net operating loss carryforwards (“NOL”). We did not formulate a restructuring plan. However, as we have noted for some time, the Board remained willing to consider legitimate proposals presented by note holders or others. Multiple groups made proposals or presented us with concepts designed to save the NOLs. In each and every instance, the proposals and concepts were determined to not be viable under the applicable tax regulations and/or did not make economic sense.

Many obstacles existed in the creation of a viable restructuring plan. A restructuring would have presumed a sensible business plan emerged from that process. In the light of the liquidation of our asset base, lack of retained business knowledge and the competitive environment, we believed it would have been difficult, if not futile, in those circumstances to have developed a business model that would have produced returns to the creditors and/or new investors greater than that resulting from the course we chose. Absent that, or a substantial new investment in FINOVA, we believed it would have difficult to obtain the requisite approval to restructure the present debt obligations. The task became more difficult as a result of the substantial liquidation of our portfolio, continuation of the wind-up process and current general economic conditions. We cautioned investors to carefully evaluate applicable tax regulations, which restricted the ability to transfer or use NOLs in a variety of circumstances. As previously disclosed, our financial statements do not anticipate using the NOLs. In conjunction with the Company’s dissolution and future filing of final tax returns, the NOLs will be extinguished.

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

Liquidation Basis of Accounting

As a result of the approval of our Plan of Liquidation by the Bankruptcy Court, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-Q reflects our adoption of the liquidation basis of accounting effective the close of business on December 4, 2006 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates have been periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation based on the assumptions set forth below. The estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to note holders and no assurance can be given that the distributions will equal the estimate presented in the accompanying Statements of Net Assets in Liquidation or the price at which our Senior Notes have traded or are expected to trade in the future.

The following are the significant assumptions utilized by management in assessing the value of our liquidating portfolio and the expected settlement amount of liabilities included in the Statements of Net Assets in Liquidation at September 30, 2009 and December 31, 2008.

Liquidating Portfolio. The remaining liquidating portfolio is primarily comprised of judgments and claims against former customers and non-marketable private equity and other securities. All assets were adjusted to their estimated net realizable values, which represented all future undiscounted cash flows expected to be collected from each of these transactions including sales and settlement proceeds, principal collections, scheduled rental payments and interest. Cash flow estimates for these assets are based on current information obtained from trustees and others, collection efforts, customer collateral and the financial condition of these former customers. Substantially all of the assets with a reasonable likelihood of collection have been monetized as of September 30, 2009 and prior to our final wind-up, we anticipate finalizing a sale of the remnant assets for the net realizable value reflected in the financial statements.

Reserve for Estimated Costs during the Liquidation Period. Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the Plan of Liquidation in our financial statements. The reserve for estimated costs includes four primary areas of accruals: people costs (payroll and benefits), Leucadia management fees, professional services and litigation costs and corporate expenses (insurance, directors’ fees and entity related expenses). Certain of these amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and claims, the costs associated with cessation of our operations and the costs of retaining knowledgeable personnel and others to oversee the liquidation. As a result, we have accrued the projected costs including corporate overhead and specific liquidation costs of performance bonuses, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the liquidation and dissolution.

New Accounting Standard. In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this topic on September 30, 2009 and it had no effect on the Company’s consolidated financial statements.

CHANGES IN NET ASSETS IN LIQUIDATION

The following table summarizes the changes in net assets in liquidation for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Assets in Liquidation, beginning of period	$—	$—	$—	$—

Changes in net assets in liquidation:
Change in estimated net realizable value of assets and other liabilities	$180	$(389)	$5,526	$(143)
Interest earned on investment of cash reserves and other operating activity	45	1,098	329	5,345
Change in estimated costs during the liquidation period	(1,094)	(3,233)	(4,490)	(5,023)
Interest accruing on the Senior Notes	(27,704)	(26,703)	(81,622)	(80,109)
Reduction in the estimated settlement of the Senior Notes	28,573	29,227	80,257	79,930

Net Change in Net Assets in Liquidation	$—	$—	$—	$—

Net Assets in Liquidation, end of period	$—	$—	$—	$—

Changes in Net Assets in Liquidation for the three months ended September 30, 2009 and 2008

During the three months ended September 30, 2009, the estimated net realizable value of our assets and liabilities increased a net $0.2 million; while during the same period of 2008, the estimated net realizable value decreased $0.4 million. The increase during the three months ended September 30, 2009 was primarily due to a higher than previously anticipated return of excess funds from the liquidation of a former foreign subsidiary. The decrease during 2008 was primarily due to a decline in the value of certain cash investments.

Additionally, during the three months ended September 30, 2009 and 2008, we accrued $27.7 million and $26.7 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $45 thousand and $1.1 million, respectively. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

The net realizable value of our assets does not take into consideration future interest to be earned on cash and cash equivalents. Interest earned on the investment of cash reserves is shown separately as a change in net assets. As of September 30, 2009, our short-term investments are primarily comprised of lower risk money markets, including money markets backed by U.S. Treasuries and other government sponsored securities.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all expenditures for operating expenses are charged directly against the reserve. During the three months ended September 30, 2009, the reserve declined by $2.5 million primarily due to the payment of expenses ($3.6 million), partially offset by a $1.1 million net increase in our estimate due to higher than anticipated final wind-up and litigation costs. In conjunction with our dissolution and transfer of the remaining unrestricted cash to the Indenture Trustee, the Company negotiated and funded fees for legal and other professionals to resolve the remaining outstanding matters of the Company, in particular the motion regarding distributions to shareholders and the wind-up of our affairs. The reserve for estimated costs assumes no further management fees will be paid to Leucadia. During the three months ended September 30, 2008, the reserve for estimated costs was virtually unchanged. During 2008, we paid $3.2 million of expenses, which was entirely offset by a $3.2 million net increase in our estimate due to the extension of the estimate liquidation period.

We have continued with efforts to wind-up our affairs; however, as previously disclosed we cannot control the timing of resolving legal matters. Certain legal matters, in particular the motion regarding distributions to stockholders, continue to take longer than anticipated to resolve. Refer above to Note G. “Litigation and Claims” for a further discussion of our outstanding legal matters.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the three months ended September 30, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $28.6 million to a balance of $45.6 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $140.9 million (including the distribution of the $81.2 million of restricted funds upon final resolution of the litigation with respect to the distribution to stockholders referred to above), which is a $1.4 million increase over our 2008 year-end estimate. Our estimate of the liquidation distribution to the Senior Note holders is subject to the final expenditures of the Collateral Trustee and Indenture Trustee while fulfilling their responsibilities and are beyond the control of the Company. As a result, the possibility exists for the final liquidation distribution to be lower than the Company’s estimate.

Changes in Net Assets in Liquidation for the nine months ended September 30, 2009 and 2008

During the nine months ended September 30, 2009, the estimated net realizable value of our assets and liabilities increased a net $5.5 million; while during the same period of 2008, the estimated net realizable value decreased $0.1 million. The increase during 2009 was primarily due to the full recovery of a claim plus interest against a former customer and the settlement of another claim for slightly less than the full amount of the claim and interest. Neither of these claims had been included in the estimated net realizable value of our assets prior to 2009 due to substantial doubt about their collection. The decrease during 2008 was primarily due to a decline in the value of certain cash investments.

Additionally, during the nine months ended September 30, 2009 and 2008, we accrued $81.6 million and $80.1 million, respectively, of additional interest on the Senior Notes and earned interest income on cash investments and other operating activity of $0.3 million and $5.3 million, respectively. Any cash received in excess of an individual asset’s estimated net realizable value is shown as a change in net assets in the period of collection.

As previously discussed, we established a reserve for estimated costs during the liquidation period and all expenditures for operating expenses are charged directly against the reserve. During the nine months ended September 30, 2009, the reserve declined by $6.1 million due to the payment of expenses of $10.6 million, partially offset by a $4.5 million net increase in our estimate due to the extension of the estimated liquidation period through November of 2009 and higher than previously anticipated final wind-up and litigation costs. In conjunction with our dissolution and transfer of the remaining unrestricted cash to the Indenture Trustee, the Company negotiated and funded fees for legal and other professionals to resolve the remaining outstanding matters of the Company, in particular the motion regarding distributions to shareholders and the wind-up of our affairs. The reserve for estimated costs assumes no further management fees will be paid to Leucadia. During the nine months ended September 30, 2008, the reserve for estimated costs declined by $7.2 million due to the payment of expenses ($12.2 million) and a reduction in our estimate as a result of certain actual and future expenses being lower than previously estimated, partially offset by a $5.0 million net increase in our estimate due to the extension of the estimated liquidation period.

Due to the fact that we do not have sufficient assets to fully satisfy all obligations to our creditors, any change to the estimated net realizable value of our assets and liabilities results in a corresponding adjustment to the estimated settlement amount of the Senior Notes. During the nine months ended September 30, 2009, the estimated settlement amount of the Senior Notes (principal only) was reduced by $80.3 million to a balance of $45.6 million; however, we currently estimate the Senior Note holders will receive total liquidation distributions (principal and interest) of approximately $140.9 million (including the distribution of the $81.2 million of restricted funds upon final resolution of the litigation with respect to the distribution to stockholders referred to above), which is a $1.4 million increase over our 2008 year-end estimate. Our estimate of the liquidation distribution to the Senior Note holders is subject to the final expenditures of the Collateral Trustee and Indenture Trustee while fulfilling their responsibilities and are beyond the control of the Company. As a result, the possibility exists for the final liquidation distribution to be lower than the Company’s estimate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since emergence from chapter 11 bankruptcy proceedings in August 2001, our business activities had been limited to maximizing the value of our portfolio through the orderly collection of our assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral.

In accordance with the terms of the Indenture, we are required to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. On November 17, 2009, we paid all of our remaining unrestricted cash ($57.8 million), less certain reserves ($2.0 million), to the Collateral Trustee for payment in respect of the Senior Notes. On the business day after receipt of our remaining unrestricted cash, the Collateral Trustee will disburse $56.95 million to the Indenture Trustee for the Senior Notes and withhold $0.85 million of the funds as a Contingency Amount to cover their potential future expenses. Any of the Contingency Amount not utilized by the Collateral Trustee to pay expenses will ultimately be disbursed to the Indenture Trustee for the benefit of the Senior Note holders.

The timing and amount of further distributions to Senior Note holders will primarily depend on the resolution of legal matters. Refer below to Note G. “Litigation and Claims” for the status of our outstanding legal matters and a discussion of the equity committee’s appeals of the Bankruptcy Court’s and Delaware District Court’s orders.

During the nine months ended September 30, 2009, we made no principal payments and we did not make our scheduled May 15, 2009 interest payment on the Senior Notes. Failure to make the May 15, 2009 interest payment was not an event of default under the Indenture as of September 30, 2009. Additionally, the Company did not make its scheduled November 15, 2009 interest payment, which coincided with the maturity date of the Senior Notes and upon maturity all outstanding principal and interest became due. Cumulative prepayments through September 30, 2009 totaled $1.54 billion, which reduced the outstanding principal to $1.4 billion and represented approximately 52% of the principal being repaid. Based on the valuation of our assets at their estimated net realizable value and liabilities at estimated settlement amount, we currently estimate the Senior Note holders will receive additional liquidation distributions (principal and interest) of approximately $140.9 million (including the distribution of the $81.2 million of restricted funds upon final resolution of the litigation with respect to the distribution to stockholders referred to above), which is a $1.4 million increase over our 2008 year-end estimate, but considerably less than the total principal and interest due of approximately $1.5 billion. Our estimate of the liquidation distribution to the Senior Note holders is subject to the final expenditures of the Collateral Trustee and Indenture Trustee while fulfilling their responsibilities and are beyond the control of the Company. As a result, the possibility exists for the final liquidation distribution to be lower than the Company’s estimate. The estimated settlement amount was determined solely based on the net assets available for settlement of the Senior Notes and is subject to change due to changes in the estimated net realizable value of our net assets and the costs of the Collateral Trustee and Indenture Trustee. We clearly do not have sufficient assets to fully repay the Senior Notes.

The Senior Notes have a first priority security interest in substantially all of our remaining assets; however, as noted above, the Indenture requires us to first use any cash and cash equivalents to pay or to fund operating expenses, taxes and reasonable reserves for commitments and general corporate purposes.

Stockholders should not expect any payments or distributions. The Indenture contemplates that as principal payments are made on the Senior Notes, our stockholders may receive a distribution equal to 5.263% of each principal prepayment. However, the Indenture prohibits us from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Holders of our common stock may have certain rights to receive distributions related to the principal payments on the Senior Notes, depending upon the results of the litigation regarding distributions to stockholders discussed in Note G. “Litigation and Claims”.

In conjunction with the prepayments of the Senior Notes noted above, we have retained a total of $81.2 million as of September 30, 2009. Retained amounts have been segregated and reflected as restricted cash in our financial statements, pending their final disposition. We anticipate that the retained amounts will eventually be paid to our creditors, not our stockholders. If the funds were to be paid to our stockholders, affiliates of Berkadia (jointly owned by Leucadia and Berkshire Hathaway), which owns 50% of our common stock, would receive half of the retained amounts. Berkadia has advised us that it does not believe that stockholders are entitled to the retained amounts since we cannot fully satisfy our creditor obligations.

As previously reported, in June 2007 the Bankruptcy Court determined that (1) we no longer need to direct funds into a restricted account, and (2) we may use those funds for general corporate purposes. On August 26, 2008, the Delaware District Court upheld the Bankruptcy Court ruling, but on September 23, 2008, the equity committee appealed the Delaware District Court’s ruling to the Third Circuit, which granted the equity committee a stay pending appeal. On October 21, 2009, the Third Circuit entered a judgment and issued an opinion denying the equity committee’s appeal, affirming the rulings of the Bankruptcy Court and the Delaware District Court that the stockholders of the Company were not entitled to distributions under the Indenture. The equity committee may seek to have the appeal considered by the Supreme Court by filing a petition for writ of certiorari by January 19, 2010, or later in certain circumstances. Refer above to Note G. “Litigation and Claims” for a further discussion of the motion regarding distributions to stockholders.

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

Obligations and Commitments

For a detailed listing of our significant contractual obligations and contingent commitments, refer to our 2008 Form 10-K. There has not been any material changes during the nine months ended September 30, 2009, except for payment of our quarterly management fees ($6.0 million through September 30, 2009) to Leucadia. The reserve for estimated costs assumes no further management fees will be paid to Leucadia.

Collection of the Portfolio

As noted previously, our business activities have been limited to maximizing the value of our portfolio through the orderly collection of assets. These activities included collection efforts pursuant to underlying contractual terms, negotiation of prepayments and sales of assets or collateral.

Our liquidating portfolio decreased to $40 thousand at September 30, 2009. During 2009, we received cash collections and proceeds on judgments and claims against former customers totaling $5.9 million. The cash collections primarily included the full recovery of a claim plus interest against a former customer and the settlement of another claim for slightly less than the full amount of the claim and interest. Neither of these claims had been included in the estimated net realizable value of our assets prior to 2009 due to substantial doubt about their collection.

As of September 30, 2009, the remaining portfolio is primarily comprised of a few judgments and claims against former customers and a few non-marketable private equity and other securities, all of which we have been unsuccessful in attempts to realize value. In most instances, we have not been able to attribute any net realizable value to these individual assets due to our inability to predict the collection of any cash flows from the transactions with even a remote level of confidence. All of these transactions were previously included in due diligence materials in an attempt to sell the assets, but were excluded on multiple occasions by prospective buyers because of costs of collection and potential liability concerns of the buyers. Prospective buyers that specialize in these types of residual assets and claims performed due diligence, but were not previously interested in making an offer. We have continued to monitor these accounts for changes in facts and circumstances that would have allowed us to attribute value to these assets or events that would resolve their ultimate disposition. As a result, there is the possibility that some value may be realized from assets in the future. Additionally, we have from time to time received proceeds from trustees and liquidators for assets that in certain cases were written off years ago. These cash flows are typically immaterial and were reflected as a change in net assets in liquidation as they were received. Substantially all of the assets with a reasonable likelihood of collection have been monetized as of September 30, 2009 and prior to our final wind-up, we anticipate finalizing a sale of the remnant assets for the net realizable value reflected in the financial statements.

In addition to the liquidating portfolio, we have other assets and deposits totaling $0.8 million, which are comprised of cash collateral ($78 thousand) given as a deposit on bonds (the last of which expire in 2014) and excess funds ($0.7 million) from the liquidation of a former foreign subsidiary, which were being held by the liquidating trustee for that subsidiary. The excess funds related to the liquidated foreign subsidiary were subsequently released to FINOVA in November of 2009. FINOVA is currently offering the right to receive the cash collateral upon expiration to third parties in a sale. If a sale cannot be finalized prior to our final windup, we intend to notify the bonding company to remit any remaining funds to the Collateral Trustee upon reaching the expiration date for claims that can be made against the bonds and our collateral.

Liquidation Process

In December 2006, the Bankruptcy Court authorized our Plan of Liquidation. The authorization granted by the Bankruptcy Court empowered us to liquidate all of our remaining assets and file a certificate of dissolution at such time as our Board determines to be appropriate, without the need to obtain stockholder approval.

On November 16, 2009, our Board authorized the filing of a Certificate of Dissolution with the Secretary of State of the State of Delaware. Accordingly, the Certificate of Dissolution was filed and became effective on the Record Date, November 17, 2009. A copy of our Certificate of Dissolution is filed as Exhibit 99.1 to this Report.

At the close of business on the Record Date, we closed our stock transfer books and ceased recording transfers of shares of our common stock. From and after that time, FINOVA’s common stock and stock certificates evidencing the shares of common stock are no longer transferable on our books.

From and after the Record Date and subject to applicable law, our common stock is no longer treated as outstanding and each holder of our common stock has ceased to have any rights in respect thereof and will not be receiving any liquidating distribution, except as set forth below. We have substantially completed the liquidation of our assets and paid all of our remaining unrestricted ($57.8 million), less certain reserves ($2.0 million), to the Collateral Trustee for the Senior Notes, which matured on November 15, 2009. On the business day after receipt of our remaining unrestricted cash, the Collateral Trustee will disburse $56.95 million to the Indenture Trustee for the Senior Notes and withhold $0.85 million of the funds as a Contingency Amount to cover their potential future expenses. Any of the Contingency Amount not utilized by the Collateral Trustee to pay expenses will ultimately be disbursed to the Indenture Trustee for the benefit of the Senior Note holders. As of the date of this report and after giving effect to the payment noted above, the Senior Notes have a total outstanding principal and unpaid interest balance of approximately $1.5 billion.

Holders of our common stock may have certain rights to receive distributions related to principal payments on the Senior Notes, depending upon the results of the litigation regarding distributions to stockholders. Approximately $81.2 million of restricted funds are being held with respect to such litigation. On October 21, 2009, the Third Circuit entered a judgment and issued an opinion denying the equity committee’s appeal, affirming the rulings of the Bankruptcy Court and the Delaware District Court that the stockholders of the Company were not entitled to distributions under the Indenture. The equity committee may seek to have the appeal considered by the Supreme Court by filing a petition for writ of certiorari by January 19, 2010, or later in certain circumstances. Refer above to Note G. “Litigation and Claims” for a further discussion of the motion regarding distributions to stockholders.

In connection with the Company’s dissolution, the Company transferred the approximately $81.2 million of restricted cash to Wilmington Trust Company, in its capacity as Collateral Trustee, pending resolution of the litigation regarding distributions to FINOVA’s stockholders. If it is finally determined that the stockholders are not entitled to such funds, the Collateral Trustee will transfer the $81.2 million to The Bank of New York, in its capacity as Indenture Trustee for distribution to the holders of the Senior Notes. A press release will be issued on behalf of the Company announcing the results when the above referenced litigation is ultimately resolved.

The Company does not intend to file any further periodic reports with the SEC under the Securities Exchange Act of 1934.

At September 30, 2009, we had four employees. The four remaining employees are scheduled to remain through the completion of the liquidation process and closure of our corporate office on or about November 30, 2009. The Board authorized, directed and empowered the Company’s Chief Financial Officer to act on behalf of the Company, from and after the Record Date with respect to (i) all matters concerning the motion regarding distributions to shareholders (the “5% Shareholder Motion”) discussed above in Note G. “Litigation and Claims” and (ii) all other matters in connection with winding up the business and affairs of the Company. Additionally, the Board granted authority to the Company’s Tax Controller to act on behalf of the Company, from and after the Record Date with respect to the preparation and filing of all tax returns of the Company and its subsidiaries. After November 30, 2009, all correspondence and communications with the Company should be directed to 20235 N. Cave Creek Road, Suite 104, Box 601, Phoenix, Arizona 85024.

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

Item 4T.	Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)	There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note G. “Litigation and Claims” for a discussion of certain legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities

See Part I for a discussion of the default on the Company’s Senior Notes.

Item 5.	Other Information

(a)	Resignation of Independent Registered Public Accounting Firm

On November 16, 2009, the Audit Committee of the Board of Directors of The FINOVA Group Inc. was notified of and accepted the resignation of Ernst & Young LLP as the Company’s independent registered public accounting firm, effective upon completion of their review of our fiscal interim period ended September 30, 2009, at which time the client-auditor relationship between The FINOVA Group Inc. and Ernst & Young LLP will cease.

The Company has been advised that the resignation was a result of the liquidation and distribution of substantially all of the Company’s remaining assets, and the decision of the Company’s Board of Directors to dissolve the Company under Delaware law by the filing of a Certificate of Dissolution. The Certificate of Dissolution was approved by the Company’s Board on November 16, 2009, and was filed by the Company with the Delaware Secretary of State on November 17, 2009.

The reports issued by Ernst & Young LLP in connection with the audit of the Company’s financial statements, which were prepared using the liquidation basis of accounting, for the years ended December 31, 2008 and 2007, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the opinion included an explanatory paragraph regarding the Company’s change, subsequent to December 4, 2006, of its basis of accounting from the going-concern basis to a liquidation basis.

During the years ended December 31, 2008 and 2007, and the interim period for the nine months ended September 30, 2009, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements; in addition, there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

Pursuant to Item 304(a)(3) of Regulation S-K, the Company has provided a copy of the above disclosures and requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Ernst & Young LLP agrees with the statements made by the Company. A copy of such letter, dated November 18, 2009, will be filed as an exhibit to a separate Form 8-K the Company will be filing regarding this matter.

(b)	Engagement of New Independent Registered Public Accounting Firm

Due to the fact that the Company has ceased operations and has dissolved, no new accountants will be engaged by the Company to replace Ernst & Young LLP.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Dissolution filed with the Secretary of State of the State of Delaware on November 17, 2009.

99.2	Escrow Agreement dated November 17, 2009 by and among The FINOVA Group Inc., The Bank of New York Mellon and Wilmington Trust Company.

THE FINOVA GROUP INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINOVA GROUP INC.

(Registrant)

Date: November 18, 2009	By:	/s/ Richard A. Ross
Richard A. Ross, Senior Vice President – Chief Financial Officer & Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18. U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Dissolution filed with the Secretary of State of the State of Delaware on November 17, 2009.

99.2	Escrow Agreement dated November 17, 2009 by and among The FINOVA Group Inc., The Bank of New York Mellon and Wilmington Trust Company.